Form 10-Q
period 2017-06-30
Blue Apron Holdings, Inc.
filed 2017-08-10
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38134

Blue Apron Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81‑4777373
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Crosby Street, New York, New York	10013
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (347) 719‑4312

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

Non-accelerated filer ☒ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	30,042,687 shares outstanding as of July 31, 2017
Class B Common Stock, $0.0001 par value	160,008,946 shares outstanding as of July 31, 2017
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of July 31, 2017

BLUE APRON HOLDINGS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as "may," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the "Risk Factors" section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our expectations regarding our expenses and revenue, our ability to maintain and grow adjusted EBITDA, the sufficiency of our cash resources, and needs for additional financing;
•	our ability to cost-effectively attract new customers and retain existing customers;
•	our ability to expand our product offerings;
•	our ability to maintain and grow the value of our brand and reputation;
•	our ability to manage our growth;
•	our expectations regarding, and the stability of, our supply chain, including potential shortages or interruptions in the supply or delivery of ingredients;
•	our ability to maintain food safety and prevent food-borne illness incidents;
•	changes in consumer tastes and preferences or in consumer spending;
•	our ability to effectively compete;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	our vulnerability to adverse weather conditions or natural disasters; and
•	our ability to obtain and maintain intellectual property protection.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

		Pro Forma
	June 30,	June 30,	December 31,
	2017	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,628	$61,628	$81,468
Accounts receivable	526	526	485
Inventories, net	46,923	46,923	42,887
Prepaid expenses and other current assets	12,556	12,556	8,267
Other receivables	1,513	1,513	4,991
Total current assets	123,146	123,146	138,098
Restricted cash	2,371	2,371	3,966
Property and equipment, net	233,356	233,356	130,961
Other noncurrent assets	416	416	382
TOTAL ASSETS	$359,289	$359,289	$273,407
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$67,659	$67,659	$49,549
Accrued expenses and other current liabilities	51,317	38,455	40,911
Convertible notes	31,525	—	—
Deferred revenue	14,331	14,331	24,278
Total current liabilities	164,832	120,445	114,738
Long-term debt	124,593	124,593	44,533
Facility financing obligation	60,739	60,739	49,809
Other noncurrent liabilities	7,691	7,691	2,858
TOTAL LIABILITIES	357,855	313,468	211,938
Commitments and contingencies (Note 9)
Convertible preferred stock, par value of $0.0001 per share — 17,371,402 shares authorized as of June 30, 2017 and December 31, 2016; 14,500,938 issued and outstanding as of June 30, 2017 and December 31, 2016; aggregate liquidation preference of $195,317 as of June 30, 2017 and December 31, 2016, actual; 0 shares issued and outstanding, pro forma	194,869	—	194,869
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, par value of $0.0001 per share — 177,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 42,687 shares and 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively, actual; 42,687 shares issued and outstanding, pro forma	—	—	—
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 67,792,476 and 67,095,128 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively, actual; 160,006,228 shares issued and outstanding, pro forma	7	16	7
Class C common stock, par value of $0.0001 per share — 2,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, actual; 0 shares issued and outstanding, pro forma	—	—	—
Additional paid-in capital	28,934	285,911	5,147
Accumulated deficit	(222,376)	(240,106)	(138,554)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(193,435)	45,821	(133,400)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$359,289	$359,289	$273,407

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net revenue	$238,057	$201,924	$482,900	$374,022
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	163,520	127,322	332,051	239,845
Marketing	34,519	32,031	95,124	57,444
Product, technology, general, and administrative	65,673	35,307	128,883	64,997
Depreciation and amortization	5,383	1,774	9,563	3,259
Total operating expenses	269,095	196,434	565,621	365,545
Income (loss) from operations	(31,038)	5,490	(82,721)	8,477
Interest income (expense), net	(3,052)	71	(3,522)	128
Other income (expense), net	2,567	—	2,567	—
Income (loss) before income taxes	(31,523)	5,561	(83,676)	8,605
Provision for income taxes	(105)	(28)	(146)	(55)
Net income (loss)	$(31,628)	$5,533	$(83,822)	$8,550

Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	$(0.47)	$—	$(1.25)	$—
Diluted	$(0.47)	$—	$(1.25)	$—
Weighted-average shares used to compute net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	67,387,634	65,846,620	67,239,640	63,909,934
Diluted	67,387,634	69,693,228	67,239,640	69,506,396
Pro forma net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	$(0.20)		$(0.53)
Diluted	$(0.20)		$(0.53)
Pro forma weighted-average shares used to compute net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	159,601,386		159,453,392
Diluted	159,601,386		159,453,392

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income (loss)	$(31,628)	$5,533	$(83,822)	$8,550
Other comprehensive income (loss):	—	—	—	—
Comprehensive income (loss)	$(31,628)	$5,533	$(83,822)	$8,550

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

							Accumulated
	Convertible		Class A, Class B, and Class C		Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity (Deficit)
Balance — December 31, 2015	14,500,938	$194,869	66,565,002	$7	$1,727	$—	$—	$(83,668)	$(81,934)
Share-based compensation	—	—	—	—	3,018	—	—	—	3,018
Issuance of common stock upon exercise of stock options	—	—	530,126	—	402	—	—	—	402
Net income (loss)	—	—	—	—	—	—	—	(54,886)	(54,886)
Balance — December 31, 2016	14,500,938	$194,869	67,095,128	$7	$5,147	$—	$—	$(138,554)	$(133,400)
Share-based compensation	—	—	—	—	3,066	—	—	—	3,066
Issuance of common stock upon exercise of stock options	—	—	697,348	—	781	—	—	—	781
Issuance of common stock upon acquisition	—	—	42,687	—	373	—	—	—	373
Issuance of convertible notes	—	—	—	—	19,567	—	—	—	19,567
Net income (loss)	—	—	—	—	—	—	—	(83,822)	(83,822)
Balance — June 30, 2017	14,500,938	$194,869	67,835,163	$7	$28,934	$—	$—	$(222,376)	$(193,435)

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(83,822)	$8,550
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	8,364	2,628
Amortization of capitalized software development costs	1,199	632
Loss on disposal of property and equipment	23	—
Changes in reserves and allowances	552	1,226
Share-based compensation	2,992	1,289
Debt discount and issuance cost amortization	2,234	—
Fair value adjustment on derivative	(2,567)	—
Changes in operating assets and liabilities:
Accounts receivable	(41)	103
Inventories	(2,603)	(10,159)
Prepaid expenses and other current assets	108	1,717
Other receivables	(3,844)	98
Other noncurrent assets	(34)	(190)
Accounts payable	14,725	(3,665)
Accrued expenses and other current liabilities	(2,862)	24,567
Deferred revenue	(9,947)	(1,337)
Other noncurrent liabilities	4,832	581
Net cash provided by (used in) operating activities	(70,691)	26,040
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(1,848)	(1,351)
Decrease (increase) in restricted cash	1,595	(2,371)
Cash paid for acquisition	(1,177)	—
Purchases of property and equipment	(89,906)	(7,982)
Net cash used in investing activities	(91,336)	(11,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuances	144,410	—
Net proceeds from issuance of Common stock	781	85
Payments of public offering costs	(2,909)	—
Principal payments on capital lease obligations	(95)	(146)
Net cash provided by (used in) financing activities	142,187	(61)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,840)	14,275
CASH AND CASH EQUIVALENTS — Beginning of period	81,468	126,860
CASH AND CASH EQUIVALENTS — End of period	$61,628	$141,135
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$190	$220
Cash paid for interest	$1,086	$20
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$(8)	$144
Non-cash addition to property and equipment related to build-to-suit lease	$10,930	$31,801
Purchases of property and equipment included in Accounts payable and Accrued expenses and other current liabilities	$17,592	$2,639

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

When used in these notes, Blue Apron Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.”

The Company creates original recipes, which are sent along with fresh, high-quality, seasonal ingredients, directly to customers for them to prepare, cook, and enjoy. The Company creates these cooking experiences around original recipes every week based on what’s in-season with farming partners and other suppliers. Customers can choose which recipes they would like to receive in a given week, and the Company delivers those recipes to their doorsteps along with the pre-portioned ingredients required to cook those recipes.

In addition to meals, the Company sells wine through Blue Apron Wine, a direct-to-consumer wine delivery service launched in September 2015. The Company also sells a curated selection of cooking tools, utensils, and pantry items through Blue Apron Market, an e-commerce marketplace launched in November 2014. In addition, in February 2017, the Company acquired BN Ranch, a premium supplier of sustainable beef, poultry and lamb.

In connection with the Corporate Reorganization as discussed in Note 10, Blue Apron Holdings, Inc. was incorporated in Delaware in December 2016, and Blue Apron, Inc., the parent company prior to the Corporate Reorganization, converted into Blue Apron, LLC and became a direct, wholly-owned subsidiary of Blue Apron Holdings, Inc. The Company’s headquarters are in New York, New York.

On July 5, 2017, the Company completed an initial public offering (“IPO”), in which the Company issued and sold 30,000,000 shares of its Class A common stock at a public offering price of $10.00 per share. The Company received approximately $278.5 million in net proceeds after deducting $16.5 million of underwriting discounts and commissions and approximately $5.0 million in offering costs. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 85,190,551 shares of Class B common stock at the applicable conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Upon the closing of the IPO, the aggregate principal amount of $64.6 million and all accrued and unpaid interest outstanding on the convertible notes discussed in Note 8 automatically converted into 7,023,201 shares of Class B common stock at the conversion rate then in effect. Subsequent to the closing of the IPO, there were no convertible notes outstanding. The Consolidated Financial Statements as of June 30, 2017, including share and per share amounts, do not give effect to the IPO, conversion of the convertible notes, or the conversion of the convertible preferred stock, as the IPO and such conversions were completed subsequent to June 30, 2017.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2017 and December 31, 2016, results of operations for the three months and six months ended June 30, 2017 and 2016, and cash flows for six months ended June 30, 2017 and 2016. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2016 included in the Company’s final prospectus related to the IPO, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 29, 2017  (the “Prospectus”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in the Prospectus.

The accompanying Consolidated Financial Statements include the accounts of Blue Apron Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The

Company prepares its Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

In preparing its Consolidated Financial Statements in accordance with GAAP, the Company is required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, and expenses, and disclosure of contingent assets and liabilities which are reported in the Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, recoverability of long-lived assets, the fair value of share-based awards, recoverability of net deferred tax assets and related valuation allowance, and the recognition and measurement of income tax uncertainties and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from the Company’s estimates and assumptions.

Unaudited Pro Forma Information

Upon the completion of the IPO, all outstanding convertible preferred stock and the outstanding aggregate principal amount of, and all accrued and unpaid interest on, the Company's outstanding convertible notes each automatically converted into shares of the Company's Class B common stock. The unaudited pro forma Consolidated Balance Sheet data as of June 30, 2017 has been prepared assuming the automatic conversion of the convertible preferred stock outstanding into 85,190,551 shares of Class B common stock and the automatic conversion of the aggregate principal amount of $64.6 million and all accrued and unpaid interest outstanding on the convertible notes into 7,023,201 shares of Class B common stock upon the completion of the IPO. The unaudited pro forma net income (loss) per share for the three months and six months ended June 30, 2017 assumes the automatic conversion of all outstanding shares of convertible preferred stock into 85,190,551 shares of Class B common stock and the automatic conversion of the aggregate principal amount of $64.6 million and all accrued and unpaid interest outstanding on the convertible notes into 7,023,201 shares of Class B common stock.

Emerging Growth Company Status

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups (JOBS) Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." The Company may take advantage of these exemptions until the Company is no longer an "emerging growth company." Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non-affiliates (and it has been a public company for at least 12 months, and has filed one annual report on Form 10-K), or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Principal versus Agent Considerations), to clarify the implementation guidance on principal versus agent considerations. In April

2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing), to clarify the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients), to clarify the implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts, and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, (Revenue from Contracts with Customers), to clarify the guidance or to correct unintended application of guidance. For the Company, the guidance is effective for annual periods beginning after December 15, 2018. Non-public entities are permitted to adopt the standard as early as annual reporting periods beginning after December 15, 2016 and interim periods therein. The Company is evaluating the impact this new guidance may have on its Consolidated Financial Statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11 (“ASU 2015‑11”), Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, and defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For the Company, the amendments in ASU 2015-11 are effective for annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued its final standard on lease accounting, Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes Topic 840, Leases. The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. For the Company, the new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact this new guidance may have on its Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to non-public entities. For the Company, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact this new guidance may have on its Consolidated Financial Statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The standard is intended to eliminate diversity in practice in the treatment of restricted cash in the statement of cash flows and requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. For the Company, the amendments in ASU 2016-18 are effective for annual periods beginning after December 15, 2018, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (“ASU 2017-09”), Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting. The standard is intended to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. For the Company, the amendments in ASU 2017-09 are effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact this new guidance may have on its Consolidated Financial Statements.

3. Inventories, Net

Inventories, net consist of the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
Fulfillment	$8,221	$5,758
Product	38,702	37,129
Inventories, net	$46,923	$42,887

Product inventory primarily consists of bulk and prepped food, containers, and products available for resale. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
Deferred public offering costs	$4,665	$—
Deposits	2,129	1,122
Prepaid marketing	1,759	3,940
Prepaid rent	1,415	1,430
Other current assets	2,588	1,775
Prepaid expenses and other current assets	$12,556	$8,267

5. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
Computer equipment	$11,160	$6,468
Capitalized software	6,823	5,448
Fulfillment equipment	36,809	12,525
Furniture and fixtures	4,498	1,491
Leasehold improvements	43,618	23,660
Building(1)	112,938	—
Construction in process(1) (2)	38,712	93,092
Property and equipment, gross	254,558	142,684
Less: accumulated depreciation and amortization	(21,202)	(11,723)
Property and equipment, net	$233,356	$130,961

(1)

Included in Buildings and Construction in process are buildings related to build-to-suit lease arrangements where the Company is considered the owner for accounting purposes, of which, as of June 30, 2017 and December 31, 2016, the fair value was  $55.3 million and $45.0 million, respectively. Costs incurred directly by the Company relating to these arrangements were  $82.9 million and $37.6 million as of June 30, 2017 and December 31, 2016, respectively.

(2)

Construction in process includes all costs capitalized related to projects that have not yet been placed in service. Included in construction in process are buildings related to build-to-suit lease arrangements where the Company is considered the owner for accounting purposes.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
Accrued compensation	$10,145	$11,069
Accrued credits and refunds reserve	1,699	1,235
Accrued marketing expenses	9,335	5,424
Accrued product expenses	1,540	10,965
Accrued shipping expenses	7,668	4,930
Derivative liability related to convertible notes	12,862	—
Other current liabilities	8,068	7,288
Accrued expenses and other current liabilities	$51,317	$40,911

7. Deferred Revenue

Deferred revenue consists of the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
Cash received prior to fulfillment	$4,694	$10,107
Gift cards, prepaid orders, and other	9,637	14,171
Deferred revenue	$14,331	$24,278

8. Debt

Revolving Credit Facility

On August 26, 2016, the Company entered into a revolving credit and guaranty agreement (the “revolving credit facility”). The revolving credit facility matures in August 2019 and advances under it are secured by certain of the Company’s tangible and intangible assets. Absent any default, the revolving credit facility can be terminated at the Company’s discretion. The maximum amount available to borrow under the revolving credit facility was $150.0 million. In May 2017 and in June 2017, the Company executed amendments to the agreement that each increased the total commitment by $25.0 million, resulting in a total commitment of $200.0 million.

As of June 30, 2017 and December 31, 2016, the Company had $125.0 million and $45.0 million, respectively, in outstanding borrowings and $1.4 million and $0.3 million, respectively, in issued letters of credit under the revolving credit facility. The remaining amount available to borrow as of June 30, 2017 and December 31, 2016 was $73.6 million and $104.7 million, respectively. The Company incurred and capitalized $0.5 million in deferred financing costs in long-term debt in connection with the revolving credit facility.

As of June 30, 2017 and December 31, 2016, outstanding borrowings in long-term debt consisted of the following:

		June 30,	December 31,
	Maturity Date	2017	2016
		(In thousands)
Revolving credit facility	2019	$125,000	$45,000
Weighted average interest rate		3.27%	2.84%

Borrowings under the revolving credit facility bear interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one month interest period plus 1.00%, plus in each case a margin ranging from 0.50% to 1.00% (the “base rate”) or (2) an adjusted LIBOR rate plus a margin ranging from 1.50% to 2.00%, based on the Company’s total leverage ratio for the preceding four fiscal quarters and the Company’s status as a public or non-public company (the “adjusted LIBOR rate”). As of June 30, 2017 and December 31, 2016, the Company had outstanding borrowings of  $120.0 million and $40.0 million, respectively, under the revolving credit facility utilizing the adjusted LIBOR rate. As of June 30, 2017 and December 31, 2016, the Company had outstanding borrowings of $5.0 million utilizing the base rate. The Company is also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The Company incurred unused commitment fees related to the revolver of $0.0 million during each of the three and six months ended June 30, 2017 and 2016.

The obligations under the revolving credit facility are guaranteed by each of the guarantors as defined in the credit agreement. The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of June 30, 2017 and December 31, 2016, the Company was in compliance with all of the covenants under the revolving credit facility.

Convertible Notes

In May 2017 and June 2017, the Company issued and sold $63.5 million and $1.1 million, respectively, in aggregate principal amount of convertible promissory notes (the “convertible notes”). The total net proceeds from the convertible notes, after deducting initial debt issuance costs of $0.2 million, was approximately $64.4 million. The convertible notes are unsecured general obligations and are subordinated to all of the Company’s current or future senior debt, including indebtedness under the revolving credit facility. The convertible notes mature on May 3, 2019 and bear interest at a rate of 3.5% per annum, compounded annually.

Upon maturity, the Company may repay the convertible notes in cash or through the issuance of shares of its Series D preferred stock valued at $13.3269 per share (currently convertible into Class B common stock on a one for one basis and representing a Class B common stock equivalent purchase price of $13.3269 per share). If the Company elects to repay all or a portion of the convertible notes in cash, the holders may nonetheless elect to receive shares of Series D preferred stock (valued at $13.3269 per share) in lieu of cash. At the issuance date, the conversion price per share was less than the fair value of one share of Series D Preferred Stock. In accordance with accounting guidance on beneficial conversion features, the Company recorded the portion of the debt proceeds equal to the intrinsic value of the optional conversion feature, and recorded $19.6 million as a beneficial conversion feature in stockholders’ equity.

Upon the closing of a qualified initial public offering, the convertible notes automatically convert into an aggregate number of shares of Class B common stock at a price per share equal to the initial public offering price of the Class A common stock, less a specified discount to such price. If the Company were to consummate a change of control transaction, immediately prior to such change of control transaction, the convertible notes would convert into shares of Class B common stock on terms (including a discount based on the amount of time that has elapsed prior to such transaction) that are similar to the conversion terms in connection with a qualified initial public offering. In accordance with accounting guidance on embedded conversion features, the Company fair valued and bifurcated the automatic conversion features from the respective host debt instrument, and recorded a debt derivative of $15.4 million at date of issuance which has been classified in Accrued expenses and other current liabilities. The derivative liability will be revalued at each reporting date with changes in fair value recorded as a component of Other income and expense. The resulting debt discount from the derivative liability and beneficial conversion feature is amortized to interest expense using the effective interest rate method.

During the three and six months ended June 30, 2017, the Company recorded a gain of $2.6 million in Other income (expense), net due to the change in value of the derivative liability during the period. During the three and six months ended June 30, 2017, the Company incurred $2.1 million of interest expense related to amortization of debt discount and initial debt issuance costs. As of June 30, 2017, the net carrying value of convertible notes, net of the discount, was $31.5 million.

On July 5, 2017, upon the closing of the IPO, the outstanding principal amount and all accrued and unpaid interest on the convertible notes were automatically converted into 7,023,201 shares of Class B common stock. Upon the conversion of the convertible notes, the outstanding principal, derivative, accrued interest, and discount was settled, resulting in a loss on extinguishment of approximately $18 million. The fair value of the shares issued upon conversion will be recorded in stockholder’s equity (deficit).

Facility Financing Obligation

As of June 30, 2017 and December 31, 2016, the Company has recorded a facility financing obligation of $60.7 million and $49.8 million, respectively, related to leased fulfillment centers in New Jersey and California under the build-to-suit accounting guidance. See Note 9 for further discussion.

9. Commitments and Contingencies

Lease and Other Commitments

The Company leases fulfillment centers and office space under non-cancelable operating lease arrangements that expire on various dates through 2027. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs, and insurance, and contain renewal and escalation clauses. The Company recognizes rent expense under these arrangements on a straight-line basis over the term of the lease.

The Company leases certain equipment under capital lease arrangements that expire at various dates through 2020. The current portion of the Company’s capital lease obligations is a component of other current liabilities on the Consolidated Balance Sheets and the noncurrent portion of the Company’s capital lease obligations is a component of Other noncurrent liabilities on the Consolidated Balance Sheets.

In March 2016, the Company signed a lease for a new fulfillment center in New Jersey and in August 2016 the Company signed a lease for a new fulfillment center in California, which expire in 2026 and 2027, respectively. The total non-cancelable minimum lease payments for these leases are $40.8 million and $38.5 million, respectively. As a result of the nature of the Company’s involvement in the construction of these leased fulfillment centers, the Company is considered to be the owner for accounting purposes. The Company follows build-to-suit accounting for these arrangements and capitalizes the fair value of the buildings and direct construction costs incurred along with a corresponding facility financing liability. If upon completion of construction, the arrangement does not meet the sale-leaseback criteria, the Company will continue to be considered the owner of the buildings for accounting purposes.

Upon substantial completion of the construction phase of the build out of the new fulfillment center in New Jersey in June 2017, the Company performed a sale-leaseback analysis pursuant to Accounting Standards Codification (“ASC”) 840 – Leases, to determine the appropriateness of removing the previously capitalized assets from the Consolidated Balance Sheets. The Company concluded that components of “continuing involvement" were evident as a result of this analysis, thereby failing the sale-leaseback test which precludes the derecognition of the related assets from the Consolidated Balance Sheets. In conjunction with the lease, the Company also recorded a facility financing obligation equal to the fair market value of the assets received from the landlord. At the end of the lease term, including exercise of any renewal options, the net remaining facility financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain on sale of the property. The Company does not report rent expense for the lease. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense and the associated asset capitalized throughout the construction project is depreciated over its determined useful life.

In May 2017, we commenced a non-cancellable purchase commitment with a food supplier. Based on projected minimum purchase volumes and expected pricing, our minimum purchase obligation is estimated to be approximately $42.5 million in the aggregate through 2020.  Total purchases under the contract may be higher than the minimum non-cancellable commitment.  In addition, in May 2017, we amended the lease for one of our principal executive offices in New York, New York to extend the term through October 2019 and lease additional office space at the location.  The amendment resulted in an increase of $7.6 million in the minimum lease payments required over the remaining term of the lease arrangement.

10. Common Stock

Blue Apron Holdings, Inc., was incorporated in Delaware in December 2016 to enable Blue Apron, Inc. to implement a holding company organizational structure, effected by a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, as described below. The Company refers to this transaction as its “Corporate Reorganization.”

Immediately prior to the Corporate Reorganization, Blue Apron Holdings, Inc. was a direct, wholly-owned subsidiary of Blue Apron, Inc., and Blue Apron Merger Sub, Inc., a Delaware corporation, which is referred to as “Merger Sub”, was a direct, wholly-owned subsidiary of Blue Apron Holdings, Inc. Both Blue Apron Holdings, Inc. and Merger Sub were organized for the sole purpose of implementing the Corporate Reorganization. In December 2016, Merger Sub merged with and into Blue Apron, Inc., with Blue Apron, Inc. continuing as the surviving corporation. Each issued and outstanding share of common stock of Blue Apron, Inc. was converted into one share of common stock of Blue Apron Holdings, Inc. and each issued and outstanding share of preferred stock of Blue Apron, Inc. was converted into one share of preferred stock of Blue Apron Holdings, Inc. The separate corporate existence of Merger Sub ceased and all of the issued and outstanding shares of Blue Apron Holdings, Inc. owned by Blue Apron, Inc. were automatically canceled and retired. As a result of the Corporate Reorganization, each stockholder of Blue Apron, Inc. became a stockholder of Blue Apron Holdings, Inc., holding the same proportional equity interests as immediately prior to the Corporate Reorganization, and Blue Apron, Inc. became a direct, wholly-owned subsidiary of Blue Apron Holdings, Inc. The certificate of incorporation and bylaws of Blue Apron Holdings, Inc. were amended and restated in order to be identical to those of Blue Apron, Inc. prior to the Corporate Reorganization, and the initial directors and executive officers of Blue Apron Holdings, Inc. were the same individuals who were directors and executive officers of Blue Apron, Inc. immediately prior to the Corporate Reorganization. In December 2016, immediately after the merger, Blue Apron, Inc. converted into Blue Apron, LLC, a Delaware limited liability company.

In connection with the Corporate Reorganization, Blue Apron Holdings, Inc. assumed the 2012 Equity Incentive Plan, as previously amended, and then amended and restated the plan in its entirety. The Company refers to the Restated Blue Apron, Inc. 2012 Equity Incentive Plan, as so amended and restated, as the Blue Apron Holdings, Inc. 2012 Equity Incentive Plan, or the 2012 Equity Incentive Plan. Blue Apron Holdings, Inc. also assumed Blue Apron, LLC’s obligations under the various investor agreements that had been entered into in connection with the Series D preferred stock financing of Blue Apron, Inc. in May 2015. The other liabilities of Blue Apron, LLC, including under its revolving credit facility, were not assumed by Blue Apron Holdings, Inc. in the Corporate Reorganization and therefore continue to be obligations of Blue Apron, LLC, and the assets of Blue Apron, LLC were not transferred to Blue Apron Holdings, Inc. and continue to be assets of Blue Apron, LLC.

In connection with the Corporate Reorganization, the Company also implemented a tri-class capital structure consisting of two classes of voting common stock, Class A common stock and Class B common stock, and one class of non-voting stock, Class C capital stock (“Class C common stock”). To implement the tri-class capital structure, all then-outstanding shares of common stock, having one vote per share, were reclassified into shares of Class B common stock, having ten votes per share, and all then-outstanding securities convertible or exercisable for common stock became convertible or exercisable for Class B common stock. Class A common stock is entitled to one vote per share. Each outstanding share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value and whether voluntary or involuntary or by operation of law, except for certain exceptions and permitted transfers, or other events as described in the Company’s restated certificate of incorporation.

The Company is required to reserve and keep available out of its authorized shares of common stock a number of shares sufficient to effect the conversion of all outstanding shares of convertible preferred stock, shares issued under, the exercise of options granted under, and share-based compensation awards available for grant under the 2017 and 2012

Equity Incentive Plans. Shares of common stock, on an as-converted basis, are outstanding or reserved for issuance as follows:

	June 30,	December 31,
	2017	2016
Conversion of authorized Series A convertible preferred stock	37,120,450	37,120,450
Conversion of authorized Series B convertible preferred stock	22,761,000	22,761,000
Conversion of authorized Series C convertible preferred stock	15,007,240	15,007,240
Conversion of authorized Series D convertible preferred stock	13,172,325	13,172,325
Outstanding common stock issued and stock options granted under equity incentive plans	17,090,819	15,041,498
Shares reserved for future option grants and restricted stock grants under 2012 Equity Incentive Plan	—	2,689,682
Shares reserved for future option grants and restricted stock grants under 2017 Equity Incentive Plan	25,640,361	—
Total common stock outstanding or reserved for issuance under equity incentive plans and convertible preferred stock	130,792,195	105,792,195

In May 2017, the Company issued 42,687 shares of Class A common stock in exchange for an equal number of shares of outstanding Class C common stock and agreed to hold back an additional 10,285 shares of Class A common stock as security for potential claims for indemnification related to its acquisition of certain assets of BN Ranch, LLC, rather than an equal number of shares of Class C common stock.

In connection with the IPO, the Company’s board of directors adopted the 2017 Equity Incentive Plan as discussed in Note 12. Additionally, in connection with the IPO, on July 5, 2017, the Company issued 30,000,000 shares of Class A common stock and all outstanding shares of convertible preferred stock converted into Class B common stock, as discussed in Note 11.

11. Convertible Preferred Stock

In connection with the IPO, on July 5, 2017, all outstanding shares of convertible preferred stock converted into Class B common stock.

In connection with the Corporate Reorganization as discussed in Note 10, each issued and outstanding share of preferred stock of Blue Apron, Inc. was converted into one share of preferred stock of Blue Apron Holdings, Inc. Blue Apron Holdings, Inc. also assumed Blue Apron, LLC’s obligations under the various investor agreements that had been entered into in connection with the Series D preferred stock financing of Blue Apron, Inc. in 2015.

The following tables summarize the Company’s authorized, issued and outstanding convertible preferred stock as of June 30, 2017 and December 31, 2016:

		June 30, 2017 and December 31, 2016
		Shares Issued			Aggregate
	Shares	and		Liquidation	Liquidation	Conversion
Convertible Preferred Stock:	Authorized	Outstanding	Net Proceeds	Price Per Share	Preference	Price Per Share
	(In thousands, except share and per-share data)
Series A	742,409	742,409	$2,974	$4.0751	$3,025	$0.0815
Series B	455,220	455,220	4,939	10.9837	5,000	0.2197
Series C	3,001,448	3,001,448	49,824	16.6586	50,000	3.3317
Series D	13,172,325	10,301,861	137,132	13.3269	137,292	13.3269
Convertible preferred stock	17,371,402	14,500,938	$194,869		$195,317

The Company recorded the convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company classifies its convertible preferred stock outside of stockholders’ equity (deficit) because, in the event certain circumstances were to occur in connection with certain liquidation events, the shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable at the balance sheet dates. Subsequent adjustments to increase or decrease the carrying values to the ultimate liquidation values will be made if and when it becomes probable that such a liquidation event will occur.

The holders of the Company’s preferred stock have various rights, preferences, and privileges as follows:

Conversion Rights

Each share of the Company’s Series A convertible preferred stock (“Series A”), Series B convertible preferred stock (“Series B”), Series C convertible preferred stock (“Series C”), and Series D convertible preferred stock (“Series D”) is convertible, at the option of the holder, at any time and without the payment of additional consideration, into Class B common stock determined by dividing the original issue price by the applicable conversion price, as described below. The original issue price per share is $4.0751 for the Series A, $10.9837 for the Series B, $16.6586 for the Series C, and $13.3269 for the Series D (in each case, as adjusted for certain recapitalizations, splits, combinations, common stock dividends, or similar events). At June 30, 2017 and December 31, 2016, the conversion prices per share are $0.0815 for the Series A, $0.2197 for the Series B, $3.3317 for the Series C, and $13.3269 for the Series D. As of June 30, 2017 and December 31, 2016, at the current conversion ratio, the Series A will convert on a 50-for-1 basis into Class B common stock, the Series B will convert on a 50-for-1 basis into Class B common stock, the Series C will convert on a 5-for-1 basis into Class B common stock, and the Series D will convert on a 1-for-1 basis into Class B common stock. The conversion price per share for the preferred stock shall be adjusted for certain recapitalizations, splits, combinations, dividends, or similar events, as discussed below.

All of the Company’s shares of convertible preferred stock will automatically convert into Class B common stock at the respective conversion price effective immediately prior to the earlier of: (a) the closing of an underwritten initial public offering of the Company’s common stock resulting in at least $50.0 million of gross proceeds to the Company and the listing of its common stock on an internationally recognized stock exchange, and (b) a date specified by vote or written consent of the holders of the majority of the Company’s then outstanding shares of convertible preferred stock (voting together as a single class on an as-converted to common stock basis), provided, however, that the conversion of the Series C and Series D shall also require the consent of the holders of a majority of the shares of the Series C and Series D, respectively.

Conversion Price Adjustments

The conversion price per share of the Series A, Series B, Series C, and Series D will be reduced if the Company issues additional stock or rights to acquire stock (subject to certain limitations) without consideration or for consideration per share less than the Series A, Series B, Series C, and Series D conversion price in effect for that series.

Voting Rights

Each share of Class B common stock is entitled to ten votes. Each holder of preferred stock is entitled to ten votes for each whole share of Class B common stock into which the shares of preferred stock held by such holder are convertible. The holders of the Series B, voting exclusively and as a separate class, have the right to elect one director. The holders of the Series C, voting exclusively and as a separate class, have the right to elect one director. The holders of the Class B common stock, voting exclusively and as a separate class, have the right to elect four directors. The board of directors, by majority vote, has the right to elect the one remaining director.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, including a Deemed Liquidation Event (as defined below), the holders of the Series D then outstanding shall be entitled to be paid out of the assets available for distribution to the Company’s stockholders, before any payment shall be made to the holders of Series A, Series B, Series C, or common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the Series D original issue price, plus any dividend declared but unpaid thereon, and (ii) such amount per share as would have been payable had all shares of Series D been converted into Class B common stock immediately prior to such liquidation, dissolution or winding-up (or such Deemed Liquidation Event).

After the payment of the liquidation amount to be paid to the holders of Series D, the holders of the Series A, Series B, and Series C then outstanding shall be entitled to be paid on a pari passu basis out of the remaining assets available for distribution to the Company’s stockholders, before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the applicable original issue price, plus any dividend declared but unpaid thereon, and (ii) such amount per share as would have been payable had all shares of the applicable series of Series A, Series B, and Series C had been converted into Class B common stock immediately prior to such liquidation, dissolution or winding-up (or Deemed Liquidation Event). As of June 30, 2017 and December 31, 2016, the liquidation amount was $4.0751 per share for the Series A, $10.9837 per share for the Series B, $16.6586 per share for the Series C, and $13.3269 per share for the Series D.

After the payment of the liquidation amounts to be paid to the holders of the Series A, Series B, and Series C, the remaining assets available for distribution to the Company’s stockholders shall be distributed among the holders of the common stock, pro rata based on the number of shares held by each such holder.

A “Deemed Liquidation Event” is in general defined for this purpose as any acquisition of the Company by means of merger or other form of corporate reorganization in which the Company’s outstanding shares are exchanged for securities or other consideration issued, or caused to be issued, by the acquiring corporation or its subsidiary (other than a reincorporation transaction) or a sale of all or substantially all of the Company’s assets.

Dividend Rights

The convertible preferred stockholders are entitled to receive dividends at a rate of $0.326 per annum for each share of Series A, $0.879 per annum for each share of Series B, $1.333 per annum for each share of Series C, and $1.06615 per annum for each share of Series D (in each case, as adjusted for any stock splits, stock dividends, combinations, subdivisions, recapitalizations, or the like). Such dividends are payable out of assets legally available therefore, are payable only when, as, and if declared by the board of directors and are not cumulative. No dividends may be paid on the Series A, Series B, Series C, or common stock until the Series D has received its dividend preference. After payment of the foregoing dividends to the holders of the Series D, no dividends may be paid on the common stock until the Series A, Series B, and Series C have received their dividend preference which is distributed in proportion to the number of shares of Class B common stock that would be held by each stockholder if all shares of preferred stock were converted to Class B common stock. After the payment of the foregoing dividends to the holders of convertible preferred stock, any additional dividends declared by the board of directors out of funds legally available shall be shared equally among all outstanding shares on an as-converted basis. No dividends have been declared to date.

Redemption Rights

The Company’s convertible preferred stock does not contain any fixed or determinable redemption features, except in connection with a Deemed Liquidation Event.

12. Share-based Compensation

The Company recognized share-based compensation for share-based awards of $1.8 million and $0.7 million during the three months ended June 30, 2017 and 2016, respectively. The Company recognized share-based compensation for share-based awards of $3.0 million and $1.3 million during the six months ended June 30, 2017 and 2016, respectively. Share-based compensation is primarily included as a component of product, technology, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

Market Grant

In February 2016, the Company granted an option to purchase 481,123 shares of its Class B common stock with an exercise price of $62.35 to one of its executive officers (the “Market Grant”). In addition to the typical vesting requirements of the 2012 Equity Incentive Plan, this grant allows for acceleration of vesting including full and immediate vesting upon certain termination events. As this grant was determined to include a market condition, the Company utilized the Monte Carlo simulation valuation model to value the grant. The total grant date fair value of the Market Grant was $0.5 million and is recognized as expense over the derived service period of 5.7 years.

Equity Incentive Plan

In connection with the IPO, the Company’s board of directors adopted the 2017 Equity Incentive Plan for the purpose of granting incentive stock options, non-qualified stock options, restricted stock, restricted stock units, and other share-based awards to employees, directors, and consultants. Options may be granted at a price per share not less than 100% of the fair market value at the date of grant. If, at the time the Company grants an incentive stock option, the optionee owns stock that holds more than 10% of the total combined voting power of all classes of the Company’s stock (“10% stockholder”), the exercise price must be at least 110% of the fair value of the common stock on the grant date. Options granted are exercisable over a maximum term of ten years from the date of grant, or five years from the date of grant for a 10% stockholder and generally vest over a period of four years.

In August 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan for the purpose of granting incentive stock options, non-qualified stock options, restricted stock, and restricted stock units to employees, directors, and consultants. Options may be granted at a price per share not less than 100% of the fair market value at the date of grant. If, at the time the Company grants an incentive stock option, the optionee owns stock that holds more than 10% of the total combined voting power of all classes of the Company’s stock (“10% stockholder”), the exercise price must be at least 110% of the fair value of the common stock on the grant date. Options granted are exercisable over a maximum term of ten years from the date of grant, or five years from the date of grant for a 10% stockholder and generally vest over a period of four years.

In connection with the Corporate Reorganization as discussed in Note 10, Blue Apron Holdings, Inc. assumed Blue Apron, Inc.’s Restated 2012 Equity Incentive Plan, as previously amended, and then amended and restated the plan in its entirety. Following the assumption of the 2012 Equity Incentive Plan, outstanding options to purchase Blue Apron, Inc.’s common stock were automatically converted into options to purchase an equal number of shares of Class B common stock of Blue Apron Holdings, Inc. with no change in the applicable exercise price, vesting schedule, or term.

Equity Awards to Hourly Fulfillment Center Employees

In July 2017, upon the closing of the IPO, the Company granted approximately 1.1 million Class A restricted stock units under the 2017 Equity Incentive Plan to substantially all of the Company’s hourly fulfillment center employees. These grants vest on the second anniversary of their issuance.

Restricted Stock Unit Awards

In July 2017, upon the closing of the IPO, the Company granted approximately 2.2 million Class A restricted stock units under the 2017 Equity Incentive Plan to certain other employees, including the Company’s executive officers. These restricted stock units will vest as follows: 10% on the first anniversary of issuance, 20% on the second anniversary of issuance, 30% on the third anniversary of issuance, and 40% on the fourth anniversary of issuance. In August 2017, the Company amended the vesting schedule for substantially all of the restricted stock units granted in July 2017 to vest as follows: 25% on the first anniversary of the date of grant,  25% on the second anniversary of the date of grant,  25% on the third anniversary of the date of grant, and 25% on the fourth anniversary of the date of grant. This amendment represents a Type 1 accounting modification as the vesting of the award is considered probable both before and after the modification. Accordingly, the Company will continue to record stock-based compensation expense based on the original grant date fair value prior to the modification.

13. Earnings per Share

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. For the three and six months ended June 30, 2016, the Company did not have any outstanding shares of Class A or Class C common stock. The rights, including the liquidation and dividend rights, of the Class A, Class B, and Class C common stock are substantially the same, other than voting rights.

The Company’s convertible preferred stock does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, the two-class method does not apply for periods in which the Company reports a net loss.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding common stock options and convertible preferred stock. For periods in which the Company has reported net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017			2016	2017			2016
	Class A	Class B	Class C	Class B	Class A	Class B	Class C	Class B
(in thousands, except share and per-share data)
Numerator:
Net income (loss)	$(8)	$(31,608)	$(12)	$5,533	$(11)	$(83,786)	$(25)	$8,550
Undistributed earnings reallocated to convertible preferred stock	—	—	—	(5,533)	—	—	—	(8,550)
Net income (loss) attributable to common stockholders	$(8)	$(31,608)	$(12)	$—	$(11)	$(83,786)	$(25)	$—
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	17,825	67,344,947	24,862	65,846,620	8,962	67,210,632	20,046	63,909,934
Effect of dilutive securities:	—	—	—	3,846,608	—	—	—	5,596,462
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	17,825	67,344,947	24,862	69,693,228	8,962	67,210,632	20,046	69,506,396

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.47)	$(0.47)	$(0.47)	$—	$(1.25)	$(1.25)	$(1.25)	$—
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.47)	$(0.47)	$(0.47)	$—	$(1.25)	$(1.25)	$(1.25)	$—

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017			2016	2017			2016
	Class A	Class B	Class C	Class B	Class A	Class B	Class C	Class B

Stock options	—	11,257,162	—	3,051,468	—	10,535,396	—	3,091,598
Restricted stock	—	38,709	—	—	—	40,573	—	—
Convertible preferred stock(1)	—	85,190,551	—	85,190,551	—	85,190,551	—	85,190,551
Convertible notes	—	7,023,201	—	—	—	7,023,201	—	—
Total anti-dilutive securities	—	103,509,623	—	88,242,019	—	102,789,721	—	88,282,149

(1)

For the three and six months ended June 30, 2016, the Undistributed earnings reallocated to convertible preferred stock does not fully cover the participation rights of the convertible preferred stock under the two-class method. As such, the Company has included the convertible preferred stock as antidilutive in the above table.

14. Fair Value of Financial Instruments

The fair value of financial instruments is determined based on assumptions that market participants would use when pricing an asset or liability at the balance sheet date. Certain assets are categorized based on the following fair value hierarchy of market participant assumptions:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value of the asset or liability and supported by little or no market activity.

The Company uses observable market data when available, and minimizes the use of unobservable inputs when determining fair value.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$36,955	$—	$—	$36,955
Total financial assets	$36,955	$—	$—	$36,955

Financial Liabilities:
Convertible notes derivative	$—	$—	$12,862	$12,862
Total financial liabilities	$—	$—	$12,862	$12,862

As of June 30, 2017 and December 31, 2016, the Company had $37.0 million and $58.3 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. During the three and six month ended June 30, 2017, the Company did not have net realized gains or losses related to its financial assets.

As of June 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities classified as Level 2 in the fair value hierarchy.

As of June 30, 2017, the Company had a $12.9 million derivative liability associated with the convertible notes discussed in Note 8, classified as Level 3 in the fair value hierarchy. As of December 31, 2016, the Company did not have any assets or liabilities classified as Level 3. To derive the fair value of the embedded derivative, we estimated the fair value of the convertible notes with and without the embedded derivative using a discounted cash flow approach. The difference between the “with” and “without” convertible note prices determined the fair value of the embedded derivative at issuance. Key inputs for this valuation were the stated interest rate of the convertible notes, our assumed cost of debt, assessment of the likelihood and timing of conversion, and the discount upon conversion of the notes into equity.

The derivative liability was remeasured to fair value on June 30, 2017 using the same with or without method. The Company classified the derivative liability as Level 3 due to the lack of relevant observable market data. During the three and six months ended June 30, 2017, the Company recorded a gain of $2.6 million in Other income (expense), net due to the change in value of the derivative liability during the period.

The following table represents a rollforward of the fair value of Level 3 instruments:

	June 30,	December 31,
	2017	2016
	(In thousands)
Financial Liabilities
Balance at beginning of period	$—	$—
Issuance of convertible notes derivative	15,429	—
Change in fair value of derivative	(2,567)	—
Balance at end of period	$12,862	$—

On July 5, 2017, upon the closing of the IPO, the outstanding principal amount and all accrued and unpaid interest on the convertible notes were automatically converted into 7,023,201 shares of Class B common stock. The derivative was remeasured to the settlement value upon the conversion, resulting in a gain of $3.5 million. On July 5, 2017, the total loss to be recognized from the settlement of the convertible notes is approximately $18 million, net of the remeasurement gain on the derivative.

15. Acquisition

On February 28, 2017, the Company acquired certain assets of BN Ranch, LLC, a premium supplier of sustainable poultry, beef and lamb. The transaction has been accounted for as a purchase of a business. The purchase price was allocated to the tangible assets acquired and liabilities assumed in the Company's Consolidated Financial Statements. This acquisition did not have a material impact on the Company's Consolidated Financial Statements.

16. Subsequent Events

On July 5, 2017, the Company completed the IPO, in which the Company issued and sold 30,000,000 shares of its Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $300.0 million. The Company received approximately $278.5 million in net proceeds after deducting $16.5 million of underwriting discounts and commissions and approximately $5.0 million in offering costs. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 85,190,551 shares of Class B common stock at the conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Upon the closing of the IPO, all of the outstanding convertible notes automatically converted into 7,023,201 shares of Class B common stock at the conversion rate then in effect. Subsequent to the closing of the IPO, there were no convertible notes outstanding. In connection with the IPO, the Company amended and restated its Fifth Amended and Restated Certificate of Incorporation to change the authorized capital stock to 1,500,000,000 shares of Class A common stock, 175,000,000 shares of Class B common stock, 500,000,000 shares of Class C common stock, and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share. The Consolidated Financial Statements as of June 30, 2017, including share and per share amounts, do not give effect to the IPO, conversion of the convertible notes, or the conversion of the convertible preferred stock as the IPO and such conversions were completed subsequent to June 30, 2017.

In July 2017, the Company approved a plan to transition all of its Jersey City, New Jersey fulfillment center operations to its new fulfillment center in Linden, New Jersey. The Company concluded this change in operations represents a triggering event with respect to its long-lived assets at its Jersey City facility and therefore is performing an impairment test in accordance with ASC 360-10-35. The carrying amount of the Company’s long-lived assets at its Jersey City facility, subject to a potential impairment charge, was $11.8 million as of June 30, 2017, primarily consisting of leasehold improvements and equipment. In addition, the Company has future non-cancellable lease payments of approximately $6.5 million as of June 30, 2017. The Company is continuing to evaluate the timing of the transition and potential alternatives for the facility.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 29, 2017.  The following discussion contains forward‑looking statements that reflect our plans, estimates, and beliefs.  Our actual results could differ materially from those discussed in the forward‑looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” under Part II, Item 1A below.  In this discussion, we use financial measures that are considered non‑GAAP financial measures under Securities and Exchange Commission rules.  These rules require supplemental explanation and reconciliation, which is included elsewhere in this Quarterly Report on Form 10-Q.  Investors should not consider non‑GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with U.S. generally accepted accounting principles.  In the below discussion, we use the term basis points to refer to units of one‑hundredth of one percent.

Overview

Blue Apron’s mission is to make incredible home cooking accessible to everyone.  Our core product is the cooking experience we help our customers create.  Central to these experiences are the original recipes we design and send along with fresh, seasonal ingredients directly to our customers.  We offer our customers two flexible plans—our 2‑Person Plan and our Family Plan.  Our recipes are accompanied by printed and digital content, including how‑to instructions and the stories of our suppliers and specialty ingredients.  We also sell wine, which can be paired with our meals, through Blue Apron Wine, our direct‑to‑consumer wine delivery service. Through Blue Apron Market, our e‑commerce marketplace, we sell kitchen tools and staples we use in our test kitchens.  In addition, we sell the products of BN Ranch, a premium supplier of sustainable beef, poultry and lamb, which we acquired in February 2017.

On July 5, 2017, we completed our initial public offering (the “IPO”), in which we issued and sold 30,000,000 shares of our Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $300.0 million. We received approximately $278.5 million in net proceeds after deducting $16.5 million of underwriting discounts and commissions and approximately $5.0 million in offering costs. Upon the closing of the IPO, all of the outstanding shares of our convertible preferred stock automatically converted into 85,190,551 shares of Class B common stock at the applicable conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Upon the closing of the IPO, all of our outstanding convertible notes automatically converted into 7,023,201 shares of Class B common stock at the applicable conversion rate then in effect. Subsequent to the closing of the IPO, there were no convertible notes outstanding.

Key Financial and Operating Metrics

We use the following key financial and operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions.  You should read the key financial and operating metrics in conjunction with the following discussion of our results of operations and financial condition and together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Net revenue	$238,057	$201,924	$482,900	$374,022
Adjusted EBITDA	$(23,901)	$7,976	$(70,166)	$13,024
Net cash from (used in) operating activities	$(51,652)	$20,085	$(70,691)	$26,040

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,	June 30,
	2016	2016	2016	2017	2017
Orders (in thousands)	3,399	3,597	3,674	4,273	4,033
Customers (in thousands)	766	907	879	1,036	943
Average Order Value	$59.40	$57.12	$58.78	$57.23	$58.81
Orders per Customer	4.4	4.0	4.2	4.1	4.3
Average Revenue per Customer	$264	$227	$246	$236	$251

Orders

We define Orders as the number of paid orders by our Customers across our meal, wine and market products sold on our e‑commerce platforms in any reporting period, inclusive of orders that may have eventually been refunded or credited to customers.  Orders, together with Average Order Value, is an indicator of the net revenue we expect to recognize in a given period.  We view Orders delivered as a key indicator of our scale and growth.  Orders has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Orders in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, Average Order Value and Orders per Customer.

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine or market products sold on our e‑commerce platforms in a given reporting period.  For example, the number of Customers in the second quarter of 2017 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the three months ended June 30, 2017.  We view the number of Customers as a key indicator of our scale and growth.  Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, Orders per Customer and Average Revenue per Customer.

Average Order Value

We define Average Order Value as our net revenue from our meal, wine and market products sold on our e‑commerce platforms in a given reporting period divided by the number of Orders in that period.  We view Average Order Value as a key indicator of the mix of our product offerings chosen by our customers, the mix of promotional discounts, and the purchasing behavior of our customers.

Orders per Customer

We define Orders per Customer as the number of Orders in a given reporting period divided by the number of Customers in that period.  We view Orders per Customer as a key indicator of our customers’ purchasing patterns, including their repeat purchase behavior.

Average Revenue per Customer

We define Average Revenue per Customer as our net revenue from our meal, wine and market products sold on our e‑commerce platforms in a given reporting period divided by the number of Customers in that period.  We view Average Revenue per Customer as a key indicator of our customers’ purchasing patterns, including their repeat purchase behavior.

Adjusted EBITDA

Adjusted EBITDA is a non‑GAAP financial measure defined by us as earnings (loss) before interest and other income and expense, taxes, depreciation, amortization and share‑based compensation expense.  We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business.  Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results.  Please see “Non-GAAP Financial Measures” for a discussion of the use of non‑GAAP financial measures and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP.

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our 2‑Person and Family Plans.  We also generate net revenue through sales of Blue Apron Wine, which we began offering in September 2015, and through sales on Blue Apron Market, which we launched in November 2014.  In addition, we generate net revenue through the sale of products of BN Ranch, which we acquired in February 2017.  For the three months and six  months ended June 30, 2017 and 2016, we derived substantially all of our net revenue from sales of our meals.  We deduct promotional discounts and customer credits and refunds expected to be issued to determine net revenue.  Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion.  Credits only remain available for customers who maintain a valid account with us.  Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter.  For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement.

Credit card charges are recorded in deferred revenue until the criteria for revenue recognition have been met.  Because we generally charge credit cards in advance of shipment and, historically, customers have most frequently requested delivery of their meals earlier in the week, our deferred revenue balance at the end of a financial reporting period may fluctuate significantly based on the day of the week on which that period ends.  Consequently, large changes in deferred revenue at any particular time are not meaningful indicators of our financial results or future revenue trends.

Cost of Goods Sold, excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization, consists of product and fulfillment costs.  Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for our meals, inbound shipping costs, and cost of products sold through Blue Apron Wine, Blue Apron Market, and BN Ranch.  Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to our customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies.  We expect increased expenses driven by the ongoing launch of new infrastructure to support our product expansion initiatives, including the launch of our new Linden, New Jersey fulfillment center, to continue throughout the remainder of 2017. Over time, while we expect these expenses to increase in dollar amount to support our anticipated growth, we expect such expenses to decrease as a percentage of net revenue as we continue to scale our business.

Marketing

Our marketing expenses consist primarily of costs incurred to acquire new customers, retain existing customers and build our brand awareness through various offline and online paid advertising channels, including television, digital and social media, direct mail, radio and podcasts, and email.

Also included in marketing expenses are the costs of orders through our customer referral program, in which certain existing customers may invite others to receive a complimentary meal delivery, as well as costs paid to third parties to market our products.  The cost of the customer referral program is based on our costs incurred for fulfilling a complimentary meal delivery, including product and fulfillment costs.  We expect to continue to incur marketing expenses to attract and retain customers as well as to promote brand awareness.  We anticipate that our marketing strategies, which may be informed by the seasonal trends in our business and the competitive landscape of our market, will fluctuate from quarter‑to‑quarter and have a significant impact on our quarterly results of operations.

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities costs such as occupancy and rent costs for our corporate offices and fulfillment centers; and payment processing fees, professional fees, and other general corporate and administrative costs.  Over time, while we expect these expenses to increase in dollar amount to support our anticipated growth, we expect such expenses to decrease as a percentage of net revenue as we continue to scale our business.

Depreciation and Amortization

Depreciation and amortization consists of depreciation expense for our property and equipment and amortization expense for capitalized software development costs.

Interest Income and Expense

Interest income and expense consists primarily of interest expense associated with our revolving credit facility and capital lease financings, offset by interest income on cash and short‑term investments balances.

Other Income and Expense

Other income and expense consists of the mark-to-market on the debt derivative related to our convertible notes.

Provision for Income Taxes

Our provision for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one‑time items, and the impact of valuation allowances.  For the three months ended June 30, 2017 and 2016, we recorded a tax expense of $0.1 million and $0.0 million, respectively, resulting in an effective tax rate of  (0.3)% and 0.5%, respectively.  For the six months ended June 30, 2017 and 2016, we recorded a tax expense of $0.1 million and $0.1 million, respectively, resulting in an effective tax rate of (0.2)% and 0.6%, respectively. This effective tax rate is lower than the statutory rate as we established a valuation allowance which reduced the tax benefit of our operating loss.  In addition, we recorded a state tax provision in certain jurisdictions in which net operating losses were not available.

As of December 31, 2016, we had U.S. federal net operating loss carryforwards of $62.9 million and state net operating loss carryforwards of $42.0 million.  The federal and state net operating loss carryforwards are subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized.

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net revenue	$238,057	$201,924	$482,900	$374,022
Operating expenses:	—	—	—	—
Cost of goods sold, excluding depreciation and amortization	163,520	127,322	332,051	239,845
Marketing	34,519	32,031	95,124	57,444
Product, technology, general, and administrative	65,673	35,307	128,883	64,997
Depreciation and amortization	5,383	1,774	9,563	3,259
Total operating expenses	269,095	196,434	565,621	365,545
Income (loss) from operations	(31,038)	5,490	(82,721)	8,477
Interest income (expense), net	(3,052)	71	(3,522)	128
Other income (expense), net	2,567	—	2,567	—
Income (loss) before income taxes	(31,523)	5,561	(83,676)	8,605
Provision for income taxes	(105)	(28)	(146)	(55)
Net income (loss)	$(31,628)	$5,533	$(83,822)	$8,550

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	68.7%	63.1%	68.8%	64.1%
Marketing	14.5%	15.9%	19.7%	15.4%
Product, technology, general, and administrative	27.6%	17.5%	26.7%	17.4%
Depreciation and amortization	2.3%	0.9%	2.0%	0.9%
Total operating expenses	113.0%	97.3%	117.1%	97.7%
Income (loss) from operations	(13.0)%	2.7%	(17.1)%	2.3%
Interest income (expense), net	(1.3)%	0.0%	(0.7)%	0.0%
Other income (expense), net	1.1%	—	0.5%	—
Income (loss) before income taxes	(13.2)%	2.8%	(17.3)%	2.3%
Provision for income taxes	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(13.3)%	2.7%	(17.4)%	2.3%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net Revenue

	Three Months Ended
	June 30,
	2017	2016	% Change
	(In thousands)
Net revenue	$238,057	$201,924	18%

Net revenue increased by $36.1 million, or 18%, to $238.1 million for the three months ended June 30, 2017 from $201.9 million for the three months ended June 30, 2016.  The increase in net revenue was due to an increase in Orders and Customers during the three months ended June 30, 2017. The increase in net revenue also reflects the shift in our marketing strategy from 2016 to 2017 to be more seasonal in nature in order to maximize efficiency.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	June 30,
	2017	2016	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$163,520	$127,322	28%
% of net revenue	68.7%	63.1%

Cost of goods sold, excluding depreciation and amortization, increased by $36.2 million, or 28%, to $163.5 million for the three months ended June 30, 2017 from $127.3 million for the three months ended June 30, 2016.  This increase was driven by an increase in Orders.  As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 68.7% for the three months ended June 30, 2017 from 63.1% for the three months ended June 30, 2016.  The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue was primarily due to:

•

an increase of 290 basis points in labor costs primarily driven by the ongoing launch of new infrastructure to support our product expansion initiatives, including the launch of our new Linden, New Jersey fulfillment center, and wage increases in our fulfillment centers;

•

an increase of 150 basis points primarily due to an annual rate increase from shipping carriers and the expansion of our refrigerated shipping network, which enabled both a reduction in fulfillment packaging costs and improved delivery service to customers; and

•	an increase of 200 basis points in food and product packaging costs primarily due to increased seasonal produce and other premium ingredients in our recipes.

We expect the increased costs driven by the ongoing launch of new infrastructure to support our product expansion initiatives, including the launch of our new Linden, New Jersey fulfillment center, to continue throughout the remainder of 2017.

Marketing

	Three Months Ended
	June 30,
	2017	2016	% Change
	(In thousands)
Marketing	$34,519	$32,031	8%
% of net revenue	14.5%	15.9%

Marketing expenses increased by $2.5 million, or 8%, to $34.5 million for the three months ended June 30, 2017 from $32.0 million for the three months ended June 30, 2016.  The increase was primarily driven by increased investment in various offline paid advertising channels to drive customer acquisition as well as an increasing focus on customer retention and brand awareness.  As a percentage of net revenue, marketing expenses decreased to 14.5% for the three months ended June 30, 2017 from 15.9% for the three months ended June 30, 2016.  This decrease as a percentage of net revenue primarily included a decrease of 90 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders and a decrease of 50 basis points for advertising and promotional activity. This reflects the shift in our marketing strategy from 2016 to 2017 to be more seasonal in nature in order to maximize efficiency. In 2017, we anticipate that the first quarter will be the highest quarter in terms of marketing investment.

Product, Technology, General and Administrative

	Three Months Ended
	June 30,
	2017	2016	% Change
	(In thousands)
Product, technology, general and administrative	$65,673	$35,307	86%
% of net revenue	27.6%	17.5%

Product, technology, general and administrative expenses increased by $30.4 million, or 86%, to $65.7 million for the three months ended June 30, 2017 from $35.3 million for the three months ended June 30, 2016.  This increase was primarily due to increased investment to support the growth in our business, including:

•	an increase of $16.4 million in personnel costs primarily driven by increased headcount in corporate and other managerial positions;
•	an increase of $8.8 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent; and
•	an increase of $5.0 million in corporate overhead and administrative costs, which includes an increase of $0.7 million in payment processing fees driven by the increase in net revenue.

As a percentage of net revenue, product, technology, general and administrative expenses increased to 27.6% for the three months ended June 30, 2017 from 17.5% for the three months ended June 30, 2016 primarily due to increased investment to support the growth in our business and execute on key business initiatives, such as fulfillment center and other operational improvements and ongoing rollout of our planned product expansion.

Depreciation and Amortization

	Three Months Ended
	June 30,
	2017	2016	% Change
	(In thousands)
Depreciation and amortization	$5,383	$1,774	203%
% of net revenue	2.3%	0.9%

Depreciation and amortization increased by $3.6 million, or 203%, to $5.4 million for the three months ended June 30, 2017 from $1.8 million for the three months ended June 30, 2016.  This increase was primarily driven by continued investment in our property and equipment in our fulfillment centers to support the growth in our business.  As a percentage of net revenue, depreciation and amortization increased to 2.3% for the three months ended June 30, 2017 from 0.9% for the three months ended June 30, 2016.

Income (Loss) from Operations

	Three Months Ended
	June 30,
	2017	2016	% Change
	(In thousands)
Income (loss) from operations	$(31,038)	$5,490	NM
% of net revenue	(13.0)%	2.7%

Income (loss) from operations for the three months ended June 30, 2017 and 2016 was $(31.0) million and $5.5 million, respectively.  This change was due to an increase in operating expenses of $72.7 million, which was partially offset by an increase in net revenue of $36.1 million.  As a percentage of net revenue, income (loss) from operations was (13.0)% and 2.7% for the three months ended June 30, 2017 and 2016, respectively.  This decrease as a percentage of net revenue was primarily driven by an increase in operating expenses as a percentage of net revenue primarily due to increased investment to support the growth in our business, which was partially offset by the shift in our marketing strategy from 2016 to 2017.

Interest income (expense), net

Interest income (expense), net for the three months ended June 30, 2017 and 2016 was $(3.1) million and $0.1 million, respectively.  This increase in interest expense was primarily due to $(2.1) million of non-cash discount amortization related to our convertible notes and interest incurred on outstanding borrowings under our revolving credit facility.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2017 and 2016 was $2.6 million and $0.0 million, respectively. Other income (expense), net for the three months ended June 30, 2017 reflects a non-cash mark-to-market gain on a derivative liability related to our convertible notes. Other income (expense), net in the third quarter of 2017 is expected to include a non-cash loss of approximately $(18) million related to the automatic conversion and settlement of the convertible notes upon the closing of the IPO on July 5, 2017.

Income Taxes

The provision for income taxes recorded in the three months ended June 30, 2017 and 2016 reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net Revenue

	Six Months Ended
	June 30,
	2017	2016	% Change
	(In thousands)
Net revenue	$482,900	$374,022	29%

Net revenue increased by $108.9 million, or 29%, to $482.9 million for the six months ended June 30, 2017 from $374.0 million for the six months ended June 30, 2016.  The increase in net revenue was due to an increase in Orders and Customers during the six months ended June 30, 2017. The increase in net revenue also reflects the shift in our marketing strategy from 2016 to 2017 to be more seasonal in nature in order to maximize efficiency

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Six Months Ended
	June 30,
	2017	2016	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$332,051	$239,845	38%
% of net revenue	68.8%	64.1%

Cost of goods sold, excluding depreciation and amortization, increased by $92.2 million, or 38%, to $332.1 million for the six months ended June 30, 2017 from $239.8 million for the six months ended June 30, 2016.  This increase was driven by an increase in Orders.  As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 68.8% for the six months ended June 30, 2017 from 64.1% for the six months ended June 30, 2016.  The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue was primarily due to:

•

an increase of 290 basis points in labor costs primarily driven by the ongoing launch of new infrastructure to support our product expansion initiatives, including the launch of our new Linden, New Jersey fulfillment center, and wage increases in our fulfillment centers;

•

an increase of 160 basis points primarily due to an annual rate increase from shipping carriers and the expansion of our refrigerated shipping network, which enabled both a reduction in fulfillment packaging costs and improved delivery service to customers; and

•	an increase of 60 basis points in food and product packaging costs primarily due to increased seasonal produce and other premium ingredients in our recipes.

We expect the increased costs driven by the ongoing launch of new infrastructure to support our product expansion initiatives, including the launch of our new Linden, New Jersey fulfillment center, to continue throughout the remainder of 2017.

Marketing

	Six Months Ended
	June 30,
	2017	2016	% Change
	(In thousands)
Marketing	$95,124	$57,444	66%
% of net revenue	19.7%	15.4%

Marketing expenses increased by $37.7 million, or 66%, to $95.1 million for the six months ended June 30, 2017 from $57.4 million for the six months ended June 30, 2016.  The increase was primarily driven by increased investment in various offline and online paid advertising channels to drive customer acquisition as well as an increasing focus on customer retention and brand awareness.  As a percentage of net revenue, marketing expenses increased to 19.7% for the six months ended June 30, 2017 from 15.4% for the six months ended June 30, 2016.  This increase as a percentage of net revenue primarily included an increase of 510 basis points for advertising and promotional activity, partially offset by a decrease of 90 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders. This reflects the shift in our marketing strategy from 2016 to 2017 to be more seasonal in nature in order to maximize efficiency. In 2017, we anticipate that the first quarter will be the highest quarter in terms of marketing investment.

Product, Technology, General and Administrative

	Six Months Ended
	December 31,
	2017	2016	% Change
	(In thousands)
Product, technology, general and administrative	$128,883	$64,997	98%
% of net revenue	26.7%	17.4%

Product, technology, general and administrative expenses increased by $63.9 million, or 98%, to $128.9 million for the six months ended June 30, 2017 from $65.0 million for the six months ended June 30, 2016.  This increase was primarily due to increased investment to support the growth in our business, including:

•	an increase of $32.2 million in personnel costs primarily driven by increased headcount in corporate and other managerial positions;
•	an increase of $16.6 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent; and
•	an increase of $14.3 million in corporate overhead and administrative costs, which includes an increase of $2.1 million in payment processing fees driven by the increase in net revenue.

As a percentage of net revenue, product, technology, general and administrative expenses increased to 26.7% for the six months ended June 30, 2017 from 17.4% for the six months ended June 30, 2016 primarily due to increased investment to support the growth in our business and execute on key business initiatives, such as fulfillment center and other operational improvements and planned product expansion.

Depreciation and Amortization

	Six Months Ended
	June 30,
	2017	2016	% Change
	(In thousands)
Depreciation and amortization	$9,563	$3,259	193%
% of net revenue	2.0%	0.9%

Depreciation and amortization increased by $6.3 million, or 193%, to $9.6 million for the six months ended June 30, 2017 from $3.3 million for the six months ended June 30, 2016.  This increase was primarily driven by continued investment in our property and equipment in our fulfillment centers to support the growth in our business.  As a percentage of net revenue, depreciation and amortization increased to 2.0% for the six months ended June 30, 2017 from 0.9% for the six months ended June 30, 2016.

Income (loss) from Operations

	Six Months Ended
	June 30,
	2017	2016	% Change
	(In thousands)
Income (loss) from operations	$(82,721)	$8,477	NM
% of net revenue	(17.1)%	2.3%

Income (loss) from operations for the six months ended June 30, 2017 and 2016 was $(82.7) million and $8.5 million, respectively.  This change was due to an increase in operating expenses of $200.1 million, which was partially offset by an increase in net revenue of $108.9 million.  As a percentage of net revenue, income (loss) from operations was (17.1)% and 2.3% for the six months ended June 30, 2017 and 2016, respectively.  This decrease as a percentage of net revenue was primarily driven by an increase in operating expenses as a percentage of net revenue primarily due to the shift in our marketing strategy from 2016 to 2017 and increased investment to support the growth in our business.

Interest income (expense), net

Interest income (expense), net for the six months ended June 30, 2017 and 2016 was $(3.5) million and $0.1 million, respectively.  This increase in interest expense was primarily due to $(2.1) million of non-cash discount amortization related to our convertible notes and interest incurred on outstanding borrowings under our revolving credit facility.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2017 and 2016 was $2.6 million and $0.0 million, respectively. Other income (expense), net for the six months ended June 30, 2017 reflects a non-cash mark-to-market gain on a derivative liability related to our convertible notes. Other income (expense), net in the third quarter of 2017 is expected to include a non-cash loss of approximately $(18) million related to the automatic conversion and settlement of the convertible notes upon the closing of the IPO on July 5, 2017.

Income Taxes

The provision for income taxes recorded in the six months ended June 30, 2017 and 2016 reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

Non-GAAP Financial Measures

To provide additional information regarding our financial results, we monitor and have presented within this Quarterly Report on Form 10-Q adjusted EBITDA, which is a non-GAAP financial measure. This non-GAAP financial measure is not based on any standardized methodology prescribed by U.S. generally accepted accounting principles, or GAAP, and is not necessarily comparable to similarly-titled measures presented by other companies.

Adjusted EBITDA represents our net loss before interest (income) expense, net, other (income) expense, net, (benefit) provision for income taxes and depreciation and amortization, adjusted to eliminate stock-based compensation expense.

We define adjusted EBITDA as earnings (loss) before interest income and expense, other income and expense, taxes, depreciation, amortization and share-based compensation expense. We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business.

We use adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. We believe adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

Our adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable GAAP financial measure. Some of these limitations are:

•

adjusted EBITDA excludes share-based compensation expense, as share-based compensation expense has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;

•	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
•	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
•	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(31,628)	$5,533	$(83,822)	$8,550
Share-based compensation	1,754	712	2,992	1,288
Depreciation and amortization	5,383	1,774	9,563	3,259
Interest (income) expense, net	3,052	(71)	3,522	(128)
Other (income) expense, net	(2,567)	—	(2,567)	—
Provision for income taxes	105	28	146	55
Adjusted EBITDA	$(23,901)	$7,976	$(70,166)	$13,024

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures in support of the growth in our business, including construction and automation at our fulfillment centers.  Historically, we have financed our operations through private sales of equity securities and payments received from customers.  Since our inception, we have raised a total of $194.9 million from the sale of convertible preferred stock, net of costs associated with such financings.  In 2016, we also entered into a revolving credit facility, which is classified as long‑term debt in our consolidated balance sheet.  Long‑term debt, net of debt issuance costs, was $124.6 million as of June 30, 2017 and $44.5 million as of December 31, 2016.  In May and June 2017, we issued and sold $63.5 million and $1.1 million, respectively, in aggregate principal amount of convertible notes which are classified as convertible notes on our consolidated balance sheet.

On July 5, 2017, we closed our IPO of 30,000,000 shares of Class A common stock, generating proceeds of $278.5 million, net of the underwriting discount and other offering expenses, which will be reflected in our financial statements in the third quarter of 2017. The proceeds from the IPO are expected to be used for working capital, capital expenditures and general corporate purposes.

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated.

	Six Months Ended June 30,
	2017	2016

Net cash used in operating activities	$(70,691)	$26,040
Net cash used in investing activities	(91,336)	(11,704)
Net cash from (used in) financing activities	142,187	(61)
Increase (decrease) in cash and cash equivalents	(19,840)	14,275
Cash and cash equivalents–beginning of period	81,468	126,860
Cash and cash equivalents–end of period	$61,628	$141,135

Cash and cash equivalents consist of cash on hand, money market accounts, and amounts held by third‑party financial institutions for credit and debit card transactions, which generally settle within three business days.  Because we generally charge credit cards in advance of shipment and, historically, customers have most frequently requested delivery of their meals earlier in the week, amounts due for credit and debit card transactions as of the end of a financial reporting period may fluctuate significantly based upon the day of the week on which that period ends.

Total restricted cash was $3.3 million as of June 30, 2017 and $4.1 million as of December 31, 2016.  Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases.  Restricted cash that relates to leases extended beyond one year has been classified as a long‑term asset.

We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities (excluding convertible notes).  Our working capital was $(71.8) million as of June 30, 2017 and $(58.1) million as of December 31, 2016.

We believe that our existing cash and cash equivalents, together with cash generated from operations, proceeds from our IPO, and available borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.  Our future capital requirements and the availability and accessibility to additional funds will depend on many factors, including those described in the section captioned “Risk Factors” under Part II, Item 1A below.

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists primarily of net income adjusted for certain non‑cash items and changes in operating assets and liabilities.

For the six months ended June 30, 2017, net cash used in operating activities was $70.7 million and consisted of a net loss of $83.8 million increased for non‑cash items of $12.8 million and cash from operating assets and liabilities of $0.3 million.  Operating assets and liabilities consisted primarily of increases in accounts payable of $14.7 million and other noncurrent liabilities of $4.8 million, partially offset by a decrease in deferred revenue of $9.9 million and increases in inventory and other receivables of $6.4 million.  For the six months ended June 30, 2016, net cash from operating activities was $26.0 million and consisted of net income of $8.6 million increased for non‑cash items of $5.8 million and cash from operating assets and liabilities of $11.7 million.  Operating assets and liabilities consisted primarily of increases in accrued expenses and other current liabilities of $24.6 million, partially offset by increases in inventory of $10.2 million.

Net Cash used in Investing Activities

Net cash used in investing activities primarily relates to capital expenditures to support our growth and drive efficiency in fulfillment center operations and investment in software development.

For the six months ended June 30, 2017, net cash used in investing activities was $91.3 million and consisted primarily of $89.9 million for purchases of property and equipment, capitalized software costs of $1.8 million, and $1.2 million of cash paid for an acquisition, partially offset by a decrease in non-current restricted cash of $1.6 million.  Cash paid for capital expenditures in the six months ended June 30, 2017 were driven by the continued construction and investments in automation equipment at our fulfillment centers and the acquisition of fixed assets to support the continued growth of our business.  For the six months ended June 30, 2016, net cash used in investing activities was $11.7 million and consisted primarily of capitalized software costs of $1.4 million, purchases of property and equipment of $8.0 million, and an increase in restricted cash of $2.4 million.

In 2016, we started construction at our new fulfillment centers in New Jersey and California.  As a result of the nature of our involvement in the construction of these new fulfillment centers, we are considered to be the owner for accounting purposes.  We follow build‑to‑suit accounting for these arrangements and capitalize the fair value of the buildings and direct construction costs incurred along with a corresponding facility financing liability.  At the end of the construction period, we assess whether these arrangements qualify for sales recognition under sale‑leaseback accounting guidance.  If upon completion of construction, the arrangement does not meet the sale‑leaseback criteria, we will continue to be considered the owner of the buildings for accounting purposes.  In June 2017, upon completion of construction of our new fulfillment center in Linden, New Jersey, we performed the sale-leaseback analysis and concluded that it is appropriate for us to continue to be considered the owner of the building for accounting purposes. In the future we expect to incur capital expenditures primarily related to our fulfillment centers, including construction costs and automation equipment to optimize and drive efficiency in our fulfillment center operations.  As of June 30, 2017, our projected capital expenditures are expected to amount to approximately $40.0 million to $80.0 million in the aggregate for the remainder of 2017 and 2018.  During this period, we currently do not anticipate incurring significant capital expenditures relating to the build out of our new fulfillment center in Fairfield, California.  The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual growth in our business and may vary significantly from our estimates.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from our issuance of convertible preferred stock and our net borrowings under our revolving credit facility.

For the six months ended June 30, 2017, financing activities provided $142.2 million in cash primarily from $80.0 million in borrowings under our revolving credit facility, net of issuance costs, and $64.4 million in proceeds from convertible notes, net of issuance costs.  The proceeds from borrowing under the revolving credit facility are primarily being used to finance our increased capital expenditures. The proceeds from the convertible notes are being used to finance our operating expenditures.  For the six months ended June 30, 2016, net cash used in financing activities was $0.1 million and consisted primarily of principal payments on capital lease obligations, partially offset by net proceeds from issuance of common stock.

Revolving Credit Facility

In August 2016, we entered into the revolving credit facility.  The revolving credit facility matures in August 2019 and advances thereunder are secured by certain of our tangible and intangible assets.  Absent any default, the revolving credit facility can be terminated at our discretion.  As of June 30, 2017, we had $125.0 million in outstanding borrowings and $1.4 million in issued letters of credit under the revolving credit facility. As of December 31, 2016, we had $45.0 million in outstanding borrowings and $0.3 million in issued letters of credit under the revolving credit facility.  In May 2017, we amended our revolving credit facility to permit the issuance of our convertible notes and to increase the amount available to borrow by $25.0 million to an aggregate maximum amount of $175.0 million.  In June 2017, we amended our revolving credit facility to increase the amount available to borrow by an additional $25.0 million to an aggregate maximum amount of $200.0 million.

Borrowings under the revolving credit facility bear interest, at our option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one‑month interest period plus 1.00%, plus in each case a margin ranging from 0.50% to 1.00% or (2) an adjusted LIBOR rate plus a margin ranging from 1.50% to 2.00%, based on our total leverage ratio for the preceding four fiscal quarters and our status as a public or non‑public company.  We are also obligated under the revolving credit facility to pay certain customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral and limitations on dividends and stock repurchases.  As of June 30, 2017 and December 31, 2016, we were in compliance with all of our covenants under our revolving credit facility.

Convertible Notes

In May and June 2017, we issued and sold $63.5 million and $1.1 million, respectively, in aggregate principal amount of convertible promissory notes (the “convertible notes”).  The total net proceeds from the convertible notes, after deducting initial debt issuance costs of $0.2 million, was approximately $64.4 million.  The convertible notes are unsecured general obligations and are subordinated to all of our current or future senior debt, including indebtedness under the revolving credit facility. The convertible notes mature on May 3, 2019 and bear interest at a rate of 3.5% per annum, compounded annually.

Upon maturity, the convertible notes may be repaid in cash or through the issuance of shares of our Series D preferred stock valued at $13.3269 per share (currently convertible into Class B common stock on a one for one basis and representing a Class B common stock equivalent purchase price of $13.3269 per share).  If we elect to repay all or a portion of the convertible notes in cash, the holders may nonetheless elect to receive shares of Series D preferred stock (valued at $13.3269 per share) in lieu of cash.

Upon the closing of a qualified initial public offering, the convertible notes automatically convert into an aggregate number of shares of our Class B common stock at a price per share equal to the initial public offering price of our Class A common stock, less a specified discount to such price.  If we were to consummate a change of control transaction, as of immediately prior to such change of control transaction, the convertible notes would convert, immediately prior to such change of control transaction, into shares of our Class B common stock on terms (including a discount based on the amount of time that transpires prior to such transaction) that are similar to the conversion terms in connection with a qualified initial public offering.

Upon the closing of the IPO on July 5, 2017,  the aggregate principal amount of $64.6 million and all accrued and unpaid interest outstanding on the convertible notes automatically converted into 7,023,201 shares of Class B common stock.

Contractual Obligations

Other than the borrowings disclosed above in the "Revolving Credit Facility" and “Convertible Notes” sections and changes which occur in the normal course of business, as of June 30, 2017, there were no significant changes to the contractual obligations reported at December 31, 2016. In May 2017, we commenced a non‑cancellable purchase commitment with a food supplier.  Based on projected minimum purchase volumes and expected pricing, our minimum purchase obligation is estimated to be approximately $42.5 million in the aggregate through 2020.  Total purchases under the contract may be higher than the minimum non‑cancellable commitment.  In addition, in May 2017, we amended the lease for one of our principal executive offices in New York, New York to extend the term through October 2019 and lease additional office space at the location.  The amendment resulted in an increase of $7.6 million in the minimum lease payments required over the remaining term of the lease arrangement.

Off‑Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we did not have any off‑balance sheet arrangements, except for operating leases entered into in the normal course of business as discussed above.

Critical Accounting Policies and Significant Estimates

In preparing our consolidated financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent assets and liabilities that are reported in the Consolidated Financial Statements and accompanying disclosures.  The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, recoverability of long-lived assets, the fair value of share-based awards, recoverability of net deferred tax assets and related valuation allowance, and the recognition and measurement of income tax uncertainties and other contingencies.  Therefore, we consider these to be our critical accounting policies.  Accordingly, we evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ from these estimates and assumptions.  See note 2 to our consolidated financial statements for information about these critical accounting policies, as well as a description of our other accounting policies.

Emerging Growth Company Status

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups (JOBS) Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." We may take advantage of these exemptions until we are no longer an "emerging growth company." Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months, and have filed one annual report on Form 10-K), or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014‑09 (“ASU 2014‑09”), Revenue from Contracts with Customers (Topic 606).  ASU 2014‑09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry‑specific guidance.  The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards.  In March 2016, the FASB issued ASU No. 2016‑08, “Revenue from Contracts with Customers (Principal versus Agent Considerations),” to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued ASU No. 2016‑10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing.  In May 2016, the FASB issued ASU No. 2016‑12, “Revenue from Contracts with Customers (Narrow‑Scope Improvements and Practical Expedients),” to clarify the implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition.  In December 2016, the FASB issued ASU No. 2016‑20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers),” to clarify the guidance or to correct unintended application of guidance.  For us, the guidance is effective for annual periods beginning after December 15, 2018.  Non‑public entities are permitted to adopt the standard as early as annual reporting periods beginning after December 15, 2016 and interim periods therein.  We are evaluating the impact this new guidance may have on our consolidated financial statements.

In February 2016, the FASB issued its final standard on lease accounting, Accounting Standards Update No. 2016‑02 (“ASU 2016‑02”), Leases (Topic 842), which supersedes Topic 840, Leases.  The new accounting standard requires the recognition of right‑of‑use assets and lease liabilities for all long‑term leases, including operating leases, on the balance sheet.  The new standard also provides additional guidance on the measurement of the right‑of‑use assets and lease liabilities and will require enhanced disclosures about our leasing arrangements.  For us, the new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted.  We are evaluating the impact this new guidance may have on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016‑09 (“ASU 2016‑09”), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share‑Based Payment Accounting.  ASU 2016‑09 simplifies several aspects of the accounting for share‑based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Some of the areas of simplification apply only to non‑public entities.  For us, the amendments in ASU 2016‑09 are effective for annual periods beginning after December 15, 2017, with early adoption permitted.  We are evaluating the impact this new guidance may have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures

We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of interest rates, food prices and inflation as follows:

Interest Rates

Our cash and cash equivalents consist of cash, money market accounts, and amounts held by third-party financial institutions for credit and debit card transactions. The primary objective of our investment activities is to preserve principal while maximizing return without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, the fair value of our portfolio of cash and cash equivalents is not particularly sensitive to interest rate changes. We determined that the nominal difference in basis points for investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

We are subject to interest rate risk in connection with our revolving credit facility. See "Liquidity and Capital Resources—Revolving Credit Facility" above.

Food Prices

Our profitability is dependent on, among other things, our ability to anticipate and react to food costs. We have been able to effectively manage cost variations resulting from a number of factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control and inflation, through our recipe creation process. We typically begin working with our suppliers months in advance to plan our supply needs, while maintaining flexibility to adjust our recipes, and therefore our ingredients, in the weeks leading up to shipment. However, substantial increases in food prices could impact our operating results to the extent that such increases cannot be mitigated through our recipe planning.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any pending or threatened litigation that, in the opinion of the management of the Company, would have a material adverse effect on its business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably.

Item 1A.

RISK FACTORS

Investing in our Class A common stock involves a high degree of risk.  Certain factors may have a material adverse effect on our business, financial condition, and results of operation.  You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, and in our other filings with the SEC.  Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties.  In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a limited operating history and a novel business model, which make it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have a limited operating history and a novel business model, which make it difficult to evaluate our future prospects and the risks and challenges we may encounter in seeking to execute on our strategies.  These risks and difficulties include our ability to:

•	forecast our revenues and plan our operating expenses;
•	attract new customers and retain existing customers;
•	manage anticipated growth in our personnel and operations;
•	expand our product offerings;
•	maintain and grow the value of our brand and reputation;
•	scale our supply chain while avoiding material disruptions or adverse incidents in our operations;
•	maintain relationships with our existing suppliers and secure relationships with new suppliers to supply quality ingredients for use in our product offerings;
•	scale and adapt our supply chain, production, operations and expenses, including marketing expenses, in response to customer demand and seasonal trends;
•	adapt to evolving trends in the ways consumers purchase, prepare and consume food, as well as in how consumers interact with technology;
•	comply with laws and regulations applicable to our business, including food safety, employment and health and safety regulations; and
•	hire, integrate, and retain talented employees with a broad and varied range of skills and expertise.

If the demand for our products does not develop or is not sustained as we expect, or if we fail to address the needs of our customers or fail to maintain relationships with our suppliers, our business would be materially harmed.  The cumulative effects of these factors or our inability to manage any of the risks and challenges identified above and elsewhere in this section could result in, among other things, large fluctuations and unpredictability in our quarterly and annual operating results, meaning that comparing our operating results on a period‑to‑period basis may not be meaningful and that we might fail to meet industry, financial analyst or investor expectations for any period.  If we are unable to successfully address these risks and challenges, our business, financial condition and operating results would be materially adversely affected.

We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception.  In the years ended December 31, 2014, 2015 and 2016, we incurred net losses of $(30.8) million, $(47.0) million and $(54.9) million, respectively.  In the six months ended June 30, 2016 and 2017, we generated net income of $8.6 million and we incurred a net loss of $(83.8) million, respectively.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to increase our customer base and supplier network, expand our marketing channels, invest in our distribution and fulfillment infrastructure, hire additional employees and enhance our technology and infrastructure capabilities.  Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue and margins sufficiently to offset these higher expenses.  We incur significant expenses in developing our technology, building out our fulfillment centers, obtaining and storing ingredients and other products, and marketing the products we offer.  In addition, many of our expenses, including the costs associated with our existing and future fulfillment centers, are fixed.  Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

If we fail to cost‑effectively acquire new customers, retain our existing customers, or increase the number of customers we serve, or if we fail to derive revenue from our existing customers consistent with our historical performance, our business could be materially adversely affected.

Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to cost‑effectively acquire new customers, to retain existing customers, and to keep existing customers engaged so that they continue to purchase products from us. If we are unable to cost‑effectively acquire new customers, retain our existing customers or keep existing customers engaged, or increase the number of customers we serve, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined from 1,036,000 in the three months ended March 31, 2017 to 943,000 in the three months ended June 30, 2017, and our revenue declined from $244.8 million to $238.1 million in those periods.  Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. Many of our new customers originate from referrals from existing customers, and therefore we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals.

Our new customers typically evaluate whether our product offerings fit their lifestyles, tastes and preferences before deciding whether to continue purchasing our product offerings and, if so, the frequency at which they make purchases. Our net revenue in any period is essentially a function of our ability to attract and retain customers and the frequency and size of the orders placed by those customers. While an increase in order frequency or size could potentially offset losses of customers and, similarly, an increase in the number of customers could potentially offset a reduction in the frequency or size of the orders placed by our customers, any inability by us to continue to derive net revenue from our existing customers consistent with our historical performance could materially adversely affect our business, financial condition and operating results.

We spend significant amounts on advertising and other marketing activities, such as television, digital and social media, direct mail, radio and podcasts, and email, to acquire new customers, retain and engage existing customers, and promote our brand, and we expect our marketing expenses to continue to comprise a significant portion of our operating expenses. For 2014, 2015 and 2016, our marketing expenses were $14.0 million, $51.4 million and $144.1 million, respectively, representing approximately 17.9%, 15.1% and 18.1% of net revenue, respectively. For the three months ended June 30, 2016 and 2017, our marketing expenses were $32.0 million and $34.5 million, respectively, representing approximately 15.9% and 14.5% of net revenue, respectively. For the six months ended June 30, 2016 and 2017, our marketing expenses were $57.4 million and $95.1 million, respectively, representing approximately 15.4% and 19.7% of net revenue, respectively. Despite our focus on marketing activities, we may fail to identify cost‑efficient marketing opportunities as we scale our investments in marketing or fail to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third‑party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results.

If we fail to resume revenue growth or to manage future growth effectively, our business could be materially adversely affected.

We have grown rapidly since inception and anticipate further growth over the long term.  Our net revenue increased from $77.8 million in 2014 to $340.8 million in 2015 and to $795.4 million in 2016, and from $201.9 million for the three months ended June 30, 2016 to $238.1 million for the three months ended June 30, 2017.  However, our revenue declined from $244.8 million for the three months ended March 31, 2017 to $238.1 million for the three months ended June 30, 2017. As we have scaled our business, the number of our full-time employees increased from 1,051 at December 31, 2014 to 2,997 at December 31, 2015, to 5,028 at December 31, 2016 and to 5,393 at June 30, 2017. The growth in our business has placed significant demands on our management, financial, operational, technological and other resources.  The growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional resources to meet our needs, which may not be available in a cost‑effective manner or at all.  We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations.  If we do not resume revenue growth or if we do not effectively manage our future growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high‑quality product offerings.

Food safety and food‑borne illness incidents or advertising or product mislabeling may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety.  Unexpected side effects, illness, injury or death related to allergens, food‑borne illnesses or other food safety incidents (including food tampering or contamination) caused by products we sell, or involving suppliers that supply us with ingredients and other products, could result in the discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs or harm to our reputation.  Shipment of adulterated products, even if inadvertent, can result in criminal or civil liability.  Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits.  Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits.  Any judgment against us that is in excess of our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.

The occurrence of food‑borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales.  Furthermore, any instances of food contamination, whether or not caused by our products, could subject us or our suppliers to a food recall pursuant to the Food Safety Modernization Act of the United States Food and Drug Administration, or FDA, and comparable state laws.  Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or as a result of an adverse impact on our brand and reputation.

In addition, food companies have been subject to targeted, large‑scale tampering as well as to opportunistic, individual product tampering, and we could be a target for product tampering.  Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution.  In the near future, FDA requirements will require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm.  If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition and operating results.

Our business depends on a strong and trusted brand, and any failure to maintain, protect or enhance our brand, including as a result of events outside our control, could materially adversely affect our business.

We have developed a strong and trusted brand that has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value of the Blue Apron brand.  Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our food safety, quality assurance, marketing and merchandising efforts and our ability to provide a consistent, high‑quality customer experience.  Any negative publicity, regardless of its accuracy, could materially adversely affect our business.  Brand value is based in large part on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers or suppliers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business.

We believe that our customers hold us and our products to a high food safety standard.  Therefore, real or perceived quality or food safety concerns or failures to comply with applicable food regulations and requirements, whether or not ultimately based on fact and whether or not involving us (such as incidents involving our competitors), could cause negative publicity and lost confidence in our company, brand or products, which could in turn harm our reputation and sales, and could materially adversely affect our business, financial condition and operating results.

In addition, in recent years, there has been a marked increase in the use of social media platforms and other forms of Internet‑based communications that provide individuals with access to broad audiences, and the availability of information on social media platforms is virtually immediate, as can be its impact.  Many social media platforms immediately publish the content their participants post, often without filters or checks on accuracy of the content posted.  Furthermore, other Internet‑based or traditional media outlets may in turn reference or republish such social media content to an even broader audience.  Information concerning us, regardless of its accuracy, may be posted on such platforms at any time.  Information posted may be adverse to our interests or may be inaccurate, each of which may materially harm our brand, reputation, performance, prospects and business, and such harm may be immediate and we may have little or no opportunity to respond or to seek redress or a correction.

The value of our brand also depends on effective customer support to provide a high‑quality customer experience, which requires significant personnel expense.  If not managed properly, this expense could impact our profitability.  Failure to manage or train our own or outsourced customer support representatives properly could compromise our ability to handle customer complaints effectively.

Changes in consumer tastes and preferences or in consumer spending and other economic or financial market conditions could materially adversely affect our business.

Our operating results may be materially adversely affected by changes in consumer tastes.  Our success depends in part on our ability to anticipate the tastes, eating habits and lifestyle preferences of consumers and to offer products that appeal to consumer tastes and preferences.  Consumer tastes and preferences may change from time to time and can be affected by a number of different trends and other factors that are beyond our control.  For example, our sales could be materially adversely affected by changes in consumer demand in response to nutritional and dietary trends, dietary concerns regarding items such as calories, sodium, carbohydrates or fat, or concerns regarding food safety.  Our competitors may react more efficiently and effectively to these changes than we can.  We cannot provide any assurances regarding our ability to respond effectively to changes in consumer health perceptions or our ability to adapt our product offerings to trends in eating habits.  If we fail to anticipate, identify or react to these changes and trends, or to introduce new and improved products on a timely basis, we may experience reduced demand for our products, which could materially adversely affect our business, financial condition and operating results.

In addition, the business of selling food products over the Internet is dynamic and continues to evolve.  The market segment for food delivery has grown significantly, and this growth may not continue.  If customers cease to find value in this model or otherwise lose interest in our product offerings or our business model generally, we may not acquire new customers in numbers sufficient to grow our business or retain existing customers at rates consistent with our business model, and our business, financial condition and operating results could be materially adversely affected.

Furthermore, preferences and overall economic conditions that impact consumer confidence and spending, including discretionary spending, could have a material impact on our business.  Economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, tax rates, fuel and energy costs, the effect of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to lower‑priced alternatives, each of which could materially adversely affect our business, financial condition and operating results.

Changes in food costs and availability could materially adversely affect our business.

The success of our business depends in part on our ability to anticipate and react to changes in food and supply costs and availability.  We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, market changes, increased competition, general risk of inflation, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, global demand, food safety concerns, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands, product recalls and government regulations.  In particular, food deflation could reduce the attractiveness of our product offerings relative to competing products and thus reduce our sales growth and overall sales, while food inflation, particularly periods of rapid inflation, could reduce our profitability as there may be a lag between the time of the price increase and the time at which we are able to increase the price of our product offerings.  We generally do not have long‑term supply contracts or guaranteed purchase commitments with our food suppliers, and we do not hedge our commodity risks.  In limited circumstances, we may enter into strategic purchasing commitment contracts with certain suppliers, but many of these contracts are relatively short in duration and may provide only limited protection from price fluctuations, and the use of these arrangements may limit our ability to benefit from favorable price movements.  As a result, we may not be able to anticipate, react to or mitigate against cost fluctuations which could materially adversely affect our business, financial condition and operating results.

Any increase in the prices of the ingredients most critical to our recipes, or scarcity of such ingredients, such as vegetables, poultry, beef, pork and seafood, would adversely affect our operating results.  Alternatively, in the event of cost increases or decrease of availability with respect to one or more of our key ingredients, we may choose to temporarily suspend including such ingredients in our recipes, rather than paying the increased cost for the ingredients.  Any such changes to our available recipes could materially adversely affect our business, financial condition and operating results.

If we fail to successfully develop new product offerings and enhance our existing product offerings, our ability to attract new customers, retain existing customers and grow our customer base, and our business, financial condition and operating results, may be materially adversely affected.

Our customers have a wide variety of options for purchasing food, including traditional and online grocery stores and restaurants, and consumer tastes and preferences may change from time to time.  Our ability to attract new customers, retain existing customers, grow our customer base, and increase customer engagement with us will depend in part on our ability to successfully create and introduce new product offerings and to improve upon and enhance our existing product offerings.  As a result, we may introduce significant changes to our existing product offerings or develop and introduce new and unproven product offerings.  If our new or enhanced product offerings are unsuccessful, including because they fail to generate sufficient revenue or operating profit to justify our investments in them, our business and operating results could be materially adversely affected.  Furthermore, new customer demands, tastes or interests, superior competitive offerings or a deterioration in our product quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model.  In addition, we frequently experiment with and test different product offerings and marketing and pricing strategies.  If these experiments and tests are unsuccessful, or if the product offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new customers, retain existing customers and increase customer engagement may be adversely affected.

Developing and launching new product offerings or enhancements to our existing product offerings involves significant risks and uncertainties, including risks related to the reception of such product offerings by our existing and potential future customers, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast demand and related supply) and negative publicity in the event such new or enhanced product offerings are perceived to be unsuccessful.  We have scaled our business rapidly, and significant new initiatives have in the past resulted in, and in the future may result in, operational challenges affecting our business.  In addition, developing and launching new product offerings and enhancements to our existing product offerings may involve significant upfront capital investments and such investments may not prove to be justified.  Any of the foregoing risks and challenges could materially adversely affect our ability to attract and retain customers as well as our visibility into expected operating results, and could materially adversely affect our business, financial condition and operating results.

Our historical revenue growth has masked seasonal fluctuations in our operating results.  As our revenue increases at a more moderate rate, or declines, or as seasonal patterns become more pronounced, seasonality could have a material impact on our results.

Our business is seasonal in nature, which impacts the levels at which customers engage with our products and brand, and, as a result, the trends of our revenue and our expenses fluctuate from quarter to quarter.  For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement.  In addition, our marketing strategies and expenditures, which may be informed by these seasonal trends, will impact our quarterly results of operations.  For example, in the three months ended March 31, 2017, our marketing expenses were a seasonally high $60.6 million, or 24.8% of net revenue, and we incurred a net loss of $(52.2) million.  In the three months ended June 30, 2017, our marketing expenses were $34.5 million, or 14.5% of net revenue, and we incurred a net loss of $(31.6) million.  These trends may cause our revenue and our cash requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales.  We believe that these seasonal trends have affected and will continue to affect our quarterly results.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our historical revenue growth has masked the impact of seasonality, but as our revenue increases at a more moderate rate, or declines, or as seasonal spending by our customers becomes more pronounced, seasonality could have a more significant impact on our operating results from period to period.

Increased competition presents an ongoing threat to the success of our business.

We expect competition in food sales generally, and with companies providing food delivery in particular, to continue to increase.  We compete with other food and meal‑delivery companies, the supermarket industry, a wide array of food retailers (including natural and organic, specialty, conventional, mass, discount and other food retail formats), conventional supermarkets, other food retailers, and online supermarket retailers.  We also compete with a wide array of casual dining and quick‑service restaurants and other food service businesses in the restaurants industry, as well as a broad range of online wine retailers, wine specialty stores and retail liquor stores.  In addition, we compete with food manufacturers, consumer packaged goods companies, providers of logistics services, and other food and ingredient producers.  Any international expansion of our business will present additional challenges from competition unique to each new market, compounded by the fact that we currently do not have experience offering our products outside of the United States.

We believe that our ability to compete depends upon many factors both within and beyond our control, including:

•	the size and composition of our customer base;
•	our reputation and brand strength relative to our competitors;
•	consumer tastes and preferences;

•	the flexibility and variety of our product offerings relative to our competitors;
•	our selling and marketing efforts;
•	the quality and price of products offered by us and our competitors;
•	our ability to comply with, and manage the costs of complying with, laws and regulations applicable to our business;
•	the convenience of the experience that we provide; and
•	our ability to cost‑effectively source, market and distribute the products we offer and to manage our operations.

Some of our current competitors have, and potential competitors may have, longer operating histories, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do.  In addition, business combinations and consolidation in and across the industries in which we compete could further increase the competition we face and result in competitors with significantly greater resources and customer bases than us.  Further, some of our other current or potential competitors may be smaller, less regulated, and have a greater ability to reposition their product offerings than companies that, like us, operate at a larger scale.  These factors may allow our competitors to derive greater sales and profits from their existing customer base, acquire customers at lower costs, respond more quickly than we can to changes in consumer demand and tastes, or otherwise compete with us effectively, which may adversely affect our business, financial condition and operating results.  These competitors may engage in more extensive research and development efforts, undertake more far‑reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate additional sales more effectively than we do.

If we do not successfully build out and operate our fulfillment centers and logistics channels, including by expanding our use of automation, and manage our ongoing real property and operational needs, our business, financial condition and operating results could be materially adversely affected.

If we do not successfully build out and operate our fulfillment centers, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business.  We have encountered in the past, and may encounter in the future, difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, requiring us to use temporary workers through third parties at greater cost and with lower levels of performance.  If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, our customers may experience delays in receiving their meal deliveries, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results.  In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short term basis, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results.    For example, unexpected complexities and costs have recently arisen with the ongoing launch of our Linden, New Jersey fulfillment center, which are adversely affecting our revenue expectations, the rollout of our new product offerings, and our ability to acquire and retain new customers.

We have designed and built our own fulfillment center infrastructure, including customizing third‑party inventory and package handling software systems, which is tailored to meet the specific needs of our business.  Furthermore, we are expanding the use of automated production equipment and processes in our existing fulfillment centers and are incorporating automated production equipment and processes into our new Linden, New Jersey fulfillment center.  As we continue to add capacity, capabilities and automated production equipment and processes to our fulfillment centers, our fulfillment operations will become increasingly complex and challenging.  Any failure to hire, train or retain employees capable of operating our fulfillment centers could materially adversely affect our business, financial condition and operating results.  We also may be unable to procure and implement automated production equipment and processes on a timely basis, and they may not operate as intended or achieve anticipated cost efficiencies.  For example, suppliers could miss their equipment delivery schedules, new production lines and operations could improve less rapidly than expected, or not at all, the equipment or processes could require longer design time than anticipated or redesigning after installation, and new production technology may involve equipment and processes with which we are not fully experienced.  Difficulties we experience in automating our fulfillment processes could impair our ability to reduce costs and could materially adversely affect our business, financial condition and operating results.  In addition, any disruption in the operation of our fulfillment centers, including due to factors such as earthquakes, weather, fires, floods, power losses, telecommunications failures, acts of war or terrorism, human errors and similar events or disruptions, could materially adversely affect our business, financial condition and operating results.

Assuming we continue to grow, we will need to continue to add additional fulfillment and storage capacity in order to meet customer demand.  For example, we are in the process of launching a new fulfillment center in Linden, New Jersey and have entered into a lease for a new fulfillment center in Fairfield, California.  Upon completion of the launch of our new fulfillment center in Linden, New Jersey and the full construction and launch of the fulfillment center in Fairfield, California, we anticipate that such fulfillment centers, together with our Arlington, Texas fulfillment center, will comprise our primary fulfillment operations for the foreseeable future.  We are evaluating, and intend to continue to evaluate, our ongoing real property and operational needs, including as they relate to our Jersey City, New Jersey and Richmond, California facilities and the future construction of the Fairfield, California facility.    If we do not successfully manage our ongoing real property and operational needs or if we redeploy these facilities for other uses or vacate these facilities, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business, financial condition and operating results.  For example, in July 2017, we approved a plan to transition all of our Jersey City, New Jersey fulfillment center operations to our new fulfillment center in Linden, New Jersey and, as a result, are performing an impairment test in accordance with ASC 360-10-35. For further discussion of this transition, see “Note 16 in our Consolidated Financial Statements.”  In addition, we expect to incur future capital expenditures, primarily related to our fulfillment centers. For a discussion of our projected future capital expenditures, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity.”  The timing and amount of our projected capital expenditures is dependent upon a number of factors, including the actual and anticipated growth in our business, and may vary significantly from our estimates, and we cannot assure you that these and any other new fulfillment centers will be timely constructed, that we will effectively integrate new facilities into our existing fulfillment operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute our expansion plans or recruit qualified managerial and operational personnel necessary to support our expansion plans.  The expansion of our fulfillment capacity will put pressure on our managerial, financial, operational, technological and other resources.

If we are unable to expand our fulfillment operations and increase our fulfillment capacity or to effectively control expansion‑related expenses, or if we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, any of which could harm our reputation and our relationships with our customers.  Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital.  We expect to continue to incur capital expenditures in the future for our fulfillment center operations.  We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur.

Our ability to source quality ingredients and other products is critical to our business, and any disruption to our supply or supply chain could materially adversely affect our business.

We depend on frequent deliveries of ingredients and other products from a variety of local, regional, national and international suppliers, and some of our suppliers may depend on a variety of other local, regional, national and international suppliers to fulfill the purchase orders we place with them.  The availability of such ingredients and other products at competitive prices depends on many factors beyond our control, including the number and size of farms, ranches and vineyards that provide crops, livestock and raw materials for making wine that meet our quality and production standards.

We rely on our suppliers, and their supply chains, to meet our quality and production standards and specifications and supply ingredients and other products in a timely and safe manner.  We have developed and implemented a series of measures to ensure the safety and quality of our third party‑supplied products, including using contract specifications, certificates of identity for some products or ingredients, sample testing by suppliers and sensory based testing.  However, no safety and quality measures can eliminate the possibility that suppliers may provide us with defective or out‑of‑specification products against which regulators may take action or which may subject us to litigation or require a recall.  Suppliers may provide us with food that is or may be unsafe, food that is below our quality standards or food that is improperly labeled.  In addition to a negative customer experience, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions if we incorporate a defective or out‑of‑specification item into one of our deliveries.

Furthermore, there are many factors beyond our control which could cause shortages or interruptions in the supply of our ingredients and other products, including adverse weather, environmental factors, natural disasters, unanticipated demand, labor or distribution problems, changes in law or policy, food safety issues by our suppliers and their supply chains, and the financial health of our suppliers and their supply chains.  Production of the agricultural products used in our business may also be materially adversely affected by drought, water scarcity, temperature extremes, scarcity of agricultural labor, changes in government agricultural programs or subsidies, import restrictions, scarcity of suitable agricultural land, crop conditions, crop or animal diseases or crop pests.  Failure to take adequate steps to mitigate the likelihood or potential effect of such events, or to effectively manage such events if they occur, may materially adversely affect our business, financial condition and operating results, particularly in circumstances where an ingredient or product is sourced from a single supplier or location.

In addition, unexpected delays in deliveries from suppliers that ship directly to our fulfillment centers or increases in transportation costs (including through increased fuel costs) could materially adversely affect our business, financial condition and operating results.  Labor shortages or work stoppages in the transportation industry, long‑term disruptions to the national transportation infrastructure, reduction in capacity and industry‑specific regulations such as hours‑of‑service rules that lead to delays or interruptions of deliveries could also materially adversely affect our business, financial condition and operating results.

We currently source certain of our ingredients from suppliers located outside of the United States.  Any event causing a disruption or delay of imports from suppliers located outside of the United States, including weather, drought, crop‑related diseases, the imposition of import or export restrictions, restrictions on the transfer of funds or increased tariffs, destination‑based taxes, value‑added taxes, quotas or increased regulatory requirements, could increase the cost or reduce the supply of our ingredients and the other materials required by our product offerings, which could materially adversely affect our business, financial condition and operating results.  Furthermore, our suppliers’ operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions, each of which could adversely affect our access or ability to source ingredients and other materials used in our product offerings on a timely or cost‑effective basis.

The reliable and cost‑effective storage, transport and delivery of ingredients and other products and our product offerings is critical to our business, and any interruptions, delays or failures could materially adversely affect our reputation, business, financial condition and operating results.

We maintain arrangements with third parties to store ingredients and other products, to deliver ingredients and other products from our suppliers to our fulfillment centers and to transport ingredients and other products between our fulfillment centers.  Interruptions or failures in these services could delay or prevent the delivery of these ingredients and other products to us and therefore adversely affect our ability to fulfill our customers’ orders.  These interruptions may be due to events that are beyond our control or the control of the third parties with whom we contract.  In addition, we are in the process of expanding our internal capabilities with respect to storing ingredients and other products and transporting ingredients and other products both from our suppliers to our storage locations and fulfillment centers and between our storage locations and fulfillment centers.  These expansion efforts may fail to meet our expectations and may not prove to be cost‑effective or as operationally efficient as our current arrangements with third parties, each of which could materially adversely affect our business, financial condition and operating results.

We also maintain arrangements with third‑party transport carriers to deliver the food products we sell to our customers.  Interruptions, delays or failures in these carrier services could prevent the timely or proper delivery of these products, which may result in significant product inventory losses given the highly perishable nature of our food products.  These interruptions may be due to events that are beyond our control or the control of these carriers, including adverse weather and natural disasters.  If we are not able to maintain acceptable pricing and other terms with these carriers or they experience performance problems or other difficulties, we may not be able to deliver orders in a timely manner and meet customer expectations, and our business and reputation could suffer.

We rely on third‑party transport carriers for the delivery of our wines to our customers.  State and federal laws regulate the ability of transport carriers to transport wine, and carriers may be required to obtain licenses in order to deliver wine to our customers.  Changes in our access to those carriers, including changes in prices or changes in our relationships with those carriers, changes in the laws allowing third‑party transport of wine, or regulatory discipline against licenses held by those carriers, could materially adversely affect our wine business.

Delivery of the products we sell to our customers could also be affected or interrupted by the merger, acquisition, insolvency, or government shut‑down of the carriers we engage to make deliveries.  If the products we sell are not delivered in proper condition or on a timely basis, our business and reputation could suffer.

Any failure to adequately store, maintain and deliver quality perishable foods could materially adversely affect our business, financial condition and operating results.

Our ability to adequately store, maintain and deliver quality perishable foods is critical to our business.  We store food products, which are highly perishable, in refrigerated fulfillment centers and ship them to our customers inside boxes that are insulated with thermal liners and frozen refrigerants to maintain appropriate temperatures in transit and use refrigerated third‑party delivery trucks to support temperature control for shipments to certain locations.  Keeping our food products at specific temperatures maintains freshness and enhances food safety.  In the event of extended power outages, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our fulfillment centers or third‑party delivery trucks, failure to use adequate packaging to maintain appropriate temperatures, or other circumstances both within and beyond our control, our inability to store highly perishable inventory at specific temperatures could result in significant product inventory losses as well as increased risk of food‑borne illnesses and other food safety risks.  Improper handling or storage of food by a customer—without any fault by us—could result in food‑borne illnesses, which could nonetheless result in negative publicity and harm to our brand and reputation.  The occurrence of any of these risks could materially adversely affect our business, financial condition and operating results.

If we lose key management or fail to meet our growing need for qualified employees with specialized skills, our business, financial condition and operating results could be materially adversely affected.

Our continued success is dependent upon our ability to retain key management, particularly Matthew B. Salzberg, our president and chief executive officer, and Ilia M. Papas, our chief technology officer.  Messrs. Salzberg and Papas and our other executive officers are employees “at will” and could elect to terminate their employment with us at any time.  For example, on July 24, 2017, Matthew J. Wadiak resigned as our chief operating officer and is transitioning to a senior advisory role with our company.  We do not maintain “key person” insurance on the lives of Messrs. Salzberg or Papas or other executive officers.

Our continued success is also dependent upon our ability to attract and retain other qualified employees possessing a broad range of skills and expertise.  We may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future, and, to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees.  Additionally, we may not be able to hire new employees quickly enough to meet our needs.  If we fail to meet our hiring needs or successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could all suffer.  Any of these factors could materially adversely affect our business, financial condition and operating results.

We rely on our proprietary technology and data to forecast customer demand and to manage our supply chain, and any failure of this technology could materially adversely affect our business, financial condition and operating results.

We rely on our proprietary technology and data to forecast demand and predict our customers’ orders, determine the amounts of ingredients and other supply to purchase, and to optimize our in‑bound and out‑bound logistics for delivery and transport of our supply to our fulfillment centers and of our product offerings to customers.  If this technology fails or produces inaccurate results at any step in this process—such as if the data we collect from customers is insufficient or incorrect, if we over or underestimate future demand, or if we fail to optimize delivery routes to our customers—we could experience increased food waste or shortages in key ingredients, the operational efficiency of our supply chain may suffer (including as a result of excess or shortage of fulfillment center capacity) or our customers may experience delays or failures in the delivery of our product offerings, for example by missing ingredients.  Moreover, forecasts based on historical data, regardless of any historical patterns or the quality of the underlying data, are inherently uncertain, and unforeseen changes in consumer tastes or external events could result in material inaccuracy of our forecasts, which could result in disruptions in our business and our incurrence of significant costs and waste.  Furthermore, any interruptions or delays in our ability to use or access our proprietary technology could lead to interruptions or delays in our supply chain.  The occurrence of any of the foregoing risks could materially adversely affect our business, financial condition and operating results.

The termination of, or material changes to, our relationships with key suppliers or vendors could materially adversely affect our business, financial condition and operating results.

We currently depend on a limited number of suppliers for some of our key ingredients.  We strive to work with suppliers that engage in certain growing, raising or farming standards that we believe are superior to conventional practices and that can deliver products that are specific to our quality, food safety and production standards.  Currently, there are a limited number of meat and seafood suppliers that are able to simultaneously meet our standards and volume requirements.  As such, these suppliers could be difficult to replace if we were no longer able to rely on them.  We also work with suppliers that grow specialty or unique ingredients for us.  It can take a significant amount of time and resources to identify, develop and maintain relationships with certain suppliers, including suppliers that grow specialty or unique products for us.  In the event of any disruptions to our relationships with our specialty crop growers, the ingredients they grow for us would be difficult to replace.  The termination of, or material changes to, arrangements with key suppliers or vendors, disagreements with key suppliers or vendors as to payment or other terms, or the failure of a key supplier or vendor to meet its contractual obligations to us may require us to contract with alternative suppliers or vendors.  For example, the failure of a key supplier to meet its obligations to us or otherwise deliver ingredients at the volumes that meet our quality and production standards could require us to make purchases from alternative suppliers or make changes to our product offerings.  If we have to replace key suppliers or vendors, we may be subject to pricing or other terms less favorable than those we currently enjoy, and it may be difficult to identify and secure relationships with alternative suppliers or vendors that are able to meet our volume requirements, food safety and quality or other standards.  If we cannot replace or engage suppliers or vendors who meet our specifications and standards in a short period of time, we could encounter increased expenses, shortages of ingredients and other items, disruptions or delays in customer shipments or other harm.  In this event, we could experience a significant reduction in sales and incur higher costs for replacement goods and customer refunds during the shortage or thereafter, any of which could materially adversely affect our business, financial condition and operating results.

In our wine business, we rely on the use of third‑party alternating proprietorship winemaking facilities.  We rely on the host or owner of such facilities to ensure that the facilities are operational and maintained in good condition.  Changes in our access to those facilities, including changes in prices or changes in our relationships with the third parties who own and operate those facilities, or regulatory discipline against licenses held by those third parties, or any failure by such third parties to maintain their facilities in good condition, may impair our ability to produce wines at such facilities and could materially adversely affect our wine business.

Higher labor costs due to statutory and regulatory changes could materially adversely affect our business, financial condition and operating results.

Various federal and state labor laws govern our relationships with our employees and affect operating costs.  These laws include employee classifications as exempt or non‑exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, workplace health and safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non‑exempt.  As our employees are paid at rates set above, but related to, the applicable minimum wage, further increases in the minimum wage could increase our labor costs.  Significant additional government regulations could materially adversely affect our business, financial condition and operating results.

Unionization activities may disrupt our operations and adversely affect our profitability.

Although none of our employees is currently covered under a collective bargaining agreement, our employees may elect to be represented by labor unions in the future.  If a significant number of our employees were to become unionized and collective bargaining agreement terms were to deviate significantly from our current compensation and benefits structure, our business, financial condition and operating results could be materially adversely affected.  In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and the resolution of labor disputes may increase our costs.

Disruptions in our data and information systems could harm our reputation and our ability to run our business.

We rely extensively on data and information systems for our supply chain, order processing, fulfillment operations, financial reporting, human resources and various other operations, processes and transactions.  Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers and suppliers depends on information technology.  Our data and information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data), catastrophic events, data breaches and usage errors by our employees or third‑party service providers.  Our data and information technology systems may also fail to perform as we anticipate, and we may encounter difficulties in adapting these systems to changing technologies or expanding them to meet the future needs of our business.  If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, incur liability to our customers and others or face costly litigation, and our reputation with our customers may be harmed.  We also rely on third‑parties for a majority of our data and information systems, including for third‑party hosting and payment processing.  If these facilities fail, or if they suffer a security breach or interruption or degradation of service, a significant amount of our data could be lost or compromised and our ability to operate our business and deliver our product offerings could be materially impaired.  In addition, various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause loss of sales, transactional or other data and significant interruptions to our business.  Any material interruption in the data and information technology systems we rely on, including the data or information technology systems of third‑parties, could materially adversely affect our business, financial condition and operating results.

Our business is subject to data security risks, including security breaches.

We, or our third‑party vendors on our behalf, collect, process, store and transmit substantial amounts of information, including information about our customers.  We take steps to protect the security and integrity of the information we collect, process, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite such efforts.  Security breaches, computer malware, computer hacking attacks and other compromises of information security measures have become more prevalent in the business world and may occur on our systems or those of our vendors in the future.  Large Internet companies and websites have from time to time disclosed sophisticated and targeted attacks on portions of their websites, and an increasing number have reported such attacks resulting in breaches of their information security.  We and our third‑party vendors are at risk of suffering from similar attacks and breaches.  Although we take steps to maintain confidential and proprietary information on our information systems, these measures and technology may not adequately prevent security breaches and we rely on our third‑party vendors to take appropriate measures to protect the security and integrity of the information on those information systems.  Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks.  In addition, a party who is able to illicitly obtain a customer’s identification and password credentials may be able to access the customer’s account and certain account data.

Any actual or suspected security breach or other compromise of our security measures or those of our third‑party vendors, whether as a result of hacking efforts, denial‑of‑service attacks, viruses, malicious software, break‑ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations.  Our insurance policies may not be adequate to reimburse us for direct losses caused by any such security breach or indirect losses due to resulting customer attrition.

We rely on email and other messaging services to connect with our existing and potential customers.  Our customers may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information or other personal information or to introduce viruses through Trojan horse programs or otherwise through our customers’ computers, smartphones, tablets or other devices.  Despite our efforts to mitigate the effectiveness of such malicious email campaigns through product improvements, spoofing and phishing may damage our brand and increase our costs.  Any of these events or circumstances could materially adversely affect our business, financial condition and operating results.

We are subject to risks associated with payments to us from our customers and other third parties, including risks associated with fraud.

Nearly all of our customers’ payments are made by credit card or debit card.  We currently rely exclusively on one third‑party vendor to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if this vendor becomes unwilling or unable to provide these services to us and we are unable to find a suitable replacement on a timely basis.  We are also subject to payment brand operating rules, payment card industry data security standards and certification requirements, which could change or be reinterpreted to make it more difficult or impossible for us to comply.  If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers, which would make our services less convenient and attractive to our customers and likely result in a substantial reduction in revenue.  We may also incur losses as a result of claims that the customer did not authorize given purchases, fraud, erroneous transmissions and customers who have closed bank accounts or have insufficient funds in their accounts to satisfy payments owed to us.

We are subject to, or voluntarily comply with, a number of other laws and regulations relating to the payments we accept from our customers and third parties, including with respect to money laundering, money transfers, privacy, and information security, and electronic fund transfers.  These laws and regulations could change or be reinterpreted to make it difficult or impossible for us to comply.  If we were found to be in violation of any of these applicable laws or regulations, we could be subject to civil or criminal penalties and higher transaction fees or lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments, which may make our services less convenient and less attractive to our customers and diminish the customer experience.

We may require additional capital to fund the expansion of our business, and our inability to obtain such capital could materially adversely affect our business, financial condition and operating results.

To support our anticipated business expansion, we must have sufficient capital to continue to make significant investments.  We cannot assure you that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under our revolving credit facility, will be sufficient to allow us to fund such expansion.  If cash flows from operations are not sufficient, we may need additional equity or debt financing to provide the funds required to expand our business.  If such financing is not available on satisfactory terms or at all, we may be unable to expand our business or to develop new business at the rate desired, and our operating results may suffer.  Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results.  For example, covenants contained in our revolving credit agreement include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transaction with affiliates; and make investments.  Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our business and growth strategies may require us to delay, scale back or eliminate some or all of our operations or the expansion of our business, which could materially adversely affect our business, financial condition and operating results.

Our results could be adversely affected by natural disasters, public health crises, political crises or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, droughts and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; crop or animal diseases; crop pests; political crises, such as terrorist attacks, war and other political instability or uncertainty; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our suppliers.  In particular, these types of events could impact our supply chain from or to the impacted region given our dependency on frequent deliveries of ingredients and other products from a variety of local, regional and national suppliers.  In addition, these types of events could adversely affect consumer spending in the impacted regions or our ability to deliver our products to our customers.  To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.

We may be unsuccessful in making, integrating and maintaining acquisitions, joint ventures and strategic investments.

We expect to evaluate and consider a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, new technologies, services, products and other assets and strategic investments.  Any of these transactions could be material to our business, financial condition and operating results.  The process of integrating any acquired business or operating any joint venture may create unforeseen operating difficulties and expenditures.  We may face difficulties in incorporating supply or distribution channels, technology and rights into our existing product offerings, and we may experience unanticipated expenses relating to these and other integration processes.  We may also face known and unknown liabilities associated with a company we acquire or in which we invest.

We may not realize the anticipated benefits of any or all of our acquisitions, joint ventures or investments in the time frame expected or at all.  Valuations supporting our acquisitions and strategic investments could change rapidly.  Following any such transaction, we could determine that such valuations have experienced impairments or other‑than‑temporary declines in fair value which could materially adversely affect our business, financial condition and operating results through the write‑off of goodwill and other impairment charges.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes‑Oxley Act could have a material adverse effect on our business and stock price.

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes‑Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.  As a newly public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes‑Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.  Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC.  As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company.  At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.  Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business.  Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404.  If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be materially adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Risks Related to Our Intellectual Property

We may be accused of infringing or violating the intellectual property rights of others.

Other parties have claimed or may claim in the future that we infringe or violate their trademarks, patents, copyrights, domain names, publicity rights or other proprietary rights.  Such claims, regardless of their merit, could result in litigation or other proceedings and could require us to expend significant financial resources and attention by our management and other personnel that otherwise would be focused on our business operations, result in injunctions against us that prevent us from using material intellectual property rights, or require us to pay damages to third parties.  We may need to obtain licenses from third parties who allege that we have infringed or violated their rights, but such licenses may not be available on terms acceptable to us or at all.  In addition, we may not be able to obtain or use on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property that we do not own, which would require us to develop alternative intellectual property.  To the extent we rely on open source software, we may face claims from third parties that claim ownership of the open source software or derivative works that were developed using such software, or otherwise seek to enforce the terms of the applicable open source license.  Similar claims might also be asserted regarding our in‑house software.  These risks have been amplified by the increase in intellectual property claims by third parties whose sole or primary business is to assert such claims.  As our business expands, we are likely to be subject to intellectual property claims against us with increasing frequency, scope and magnitude.  We may also be obligated to indemnify affiliates or other partners who are accused of violating third parties’ intellectual property rights by virtue of those affiliates or partners’ agreements with us, and this could increase our costs in defending such claims and our damages.  Furthermore, such affiliates and partners may discontinue their relationship with us either as a result of injunctions or otherwise.  The occurrence of these results could harm our brand or materially adversely affect our business, financial position and operating results.

We may not be able to adequately protect our intellectual property rights.

We regard our customer lists and other consumer data, trademarks, service marks, domain names, copyrights, trade dress, trade secrets, know‑how, proprietary technology and similar intellectual property as critical to our success.  We cannot be sure that our intellectual property portfolio will not be infringed, violated or otherwise challenged by third parties, or that we will be successful in enforcing, defending or combatting any such infringements, violations, or challenges.  We also cannot be sure that the law might not change in a way that would affect the nature or extent of our intellectual property ownership.

We rely on registered and unregistered trademark, copyright and trade secret protection and other intellectual property protections under applicable law to protect these proprietary rights.  While we have taken steps toward procuring trademark registration for several of our trademarks in key countries around the world and have entered or may enter into contracts to assist with the procurement and protection of our trademarks, we cannot assure you that our common law, applied‑for, or registered trademarks are valid and enforceable, that our trademark registrations and applications or use of our trademarks will not be challenged by known or unknown third parties, or that any pending trademark applications will issue or provide us with any competitive advantage.  Effective intellectual property protection may not be available to us or may be challenged by third parties.  Furthermore, regulations governing domain names may not protect our trademarks and other proprietary rights that may be displayed on or in conjunction with our website and other marketing media.  We may be unable to prevent third parties from acquiring or retaining domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.

We also rely on confidentiality, supplier, license and other agreements with our employees, suppliers and others.  There is no guarantee that these third parties will comply with these agreements and refrain from misappropriating our proprietary rights.  Misappropriation of our proprietary rights could materially adversely affect our business, financial position and operating results.

We may not be able to discover or determine the extent of any unauthorized use or infringement or violation of our intellectual property or proprietary rights.  Third parties also may take actions that diminish the value of our proprietary rights or our reputation.  The protection of our intellectual property may require the expenditure of significant financial and managerial resources.  Moreover, the steps we take to protect our intellectual property may not adequately protect our proprietary rights or prevent third parties from continuing to infringe or misappropriate these rights.  We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights, which could materially adversely affect our business, financial condition and operating results.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary.  Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.  Such litigation could be costly, time‑consuming and distracting to management, result in a diversion of resources, the impairment or loss of portions of our intellectual property and could materially adversely affect our business, financial condition and operating results.  Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights.  These steps may be inadequate to protect our intellectual property.  We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property.  Despite our precautions, it may be possible for unauthorized third parties to use information that we regard as proprietary to create product offerings that compete with ours.

We currently operate only in the United States.  To the extent that we determine to expand our business internationally, we will encounter additional risks, including different, uncertain or more stringent laws relating to intellectual property rights and protection.

Risks Related to Government Regulation of Our Food Operations

We are subject to extensive governmental regulations, which require significant expenditures and ongoing compliance efforts.

We are subject to extensive federal, state and local regulations.  Our food processing facilities and products are subject to inspection by the U.S. Department of Agriculture, or USDA, the FDA and various state and local health and agricultural agencies.  Applicable statutes and regulations governing food products include rules for labeling the content of specific types of foods, the nutritional value of that food and its serving size, as well as rules that protect against contamination of products by food‑borne pathogens.  Many jurisdictions also provide that food producers adhere to good manufacturing or production practices (the definitions of which may vary by jurisdiction) with respect to processing food.  Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA, and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation of our business or of our suppliers.  In addition, our fulfillment centers are subject to various federal, state and local laws and regulations relating to workplace safety and workplace health.  Failure to comply with all applicable laws and regulations could subject us or our suppliers to civil remedies, including fines, injunctions, product recalls or seizures and criminal sanctions, any of which could have a material adverse effect on our business, financial condition and operating results.  Furthermore, compliance with current or future laws or regulations could require us to make significant expenditures or otherwise materially adversely affect our business, financial condition and operating results.

Even inadvertent, non‑negligent or unknowing violations of federal, state or local regulatory requirements could expose us to adverse governmental action and materially adversely affect our business, financial condition and operating results.

The Federal Food, Drug, and Cosmetic Act, or FDCA, which governs the shipment of foods in interstate commerce, generally does not distinguish between intentional and unknowing, non‑negligent violations of the law’s requirements.  Most state and local laws operate similarly.  Consequently, almost any deviation from subjective or objective requirements of the FDCA or state or local law leaves us vulnerable to a variety of civil and criminal penalties.  As a rapidly growing company, we often deploy new equipment, update our facilities or occupy new facilities.  These activities require us to adjust our operations and regulatory compliance systems to meet rapidly changing conditions.  Although we have adopted and implemented systems to prevent the production of unsafe or mislabeled products, any failure of those systems to prevent or anticipate an instance or category of deficiency could result in significant business interruption and financial losses to us.  The occurrence of events that are difficult to prevent completely, such as the introduction of pathogenic organisms from the outside environment into our facilities, also may result in the failure of our products to meet legal standards.  Under these conditions we could be exposed to civil and criminal regulatory action.

In some instances we may be responsible or held liable for the activities and compliance of our third‑party vendors and suppliers, despite limited visibility into their operations.  Although we monitor and carefully select our third‑party vendors and suppliers, they may fail to adhere to regulatory standards, or our quality standards or labor and employment practices, and we may fail to identify deficiencies or violations on a timely basis or at all.  In addition, recent legislation in California called the Transparency in Supply Chains Act of 2010 requires us to audit our suppliers with respect to certain risks related to slavery and human trafficking and to mitigate any such risks in our operations, and any failure to disclose issues or other non‑compliance could subject us to action by the California Attorney General.

We cannot assure you that we will always be in full compliance with all applicable laws and regulations or that we will be able to comply with any future laws and regulations.  Failure to comply with these laws and regulations could materially adversely affect our business, financial condition and operating results.

Changes to law, regulation or policy applicable to foods could leave us vulnerable to adverse governmental action and materially adversely affect our business, financial condition and operating results.

The food industry is highly regulated.  We invest significant resources in our efforts to comply with the local, state and federal food regulatory regimes under which we operate.  However, we cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws and regulations will not be adopted or become applicable to us or the products we distribute.  We also operate under a business model that is relatively new to the food industry, in which we rapidly source, process, store and package meal ingredients—including fresh fruits and vegetables, and poultry, beef and seafood, each of which may be subject to a unique regulatory regime—and ship them directly to consumers in the course of e‑commerce transactions.  Our business model leaves our business particularly susceptible to changes in and reinterpretations of compliance policies of the FDA and other government agencies, and some of our competitors may interpret the applicability of the same or similar laws and regulations to their businesses differently than we interpret them.  Furthermore, certain recently promulgated FDA regulations, such as the requirements regarding food defense, are not yet in effect, and it is unclear how the FDA may interpret and enforce many other recent regulations, presenting considerable future uncertainty.  The recent U.S. presidential election, bringing with it a change in senior federal government officials and policy priorities, creates additional uncertainty.

Our existing compliance structures may be insufficient to address the changing regulatory environment and changing expectations from government regulators regarding our business model.  This may result in gaps in compliance coverage or the omission of necessary new compliance activity.  Furthermore, the expansion of our business internationally would require us to comply with foreign laws and regulations, including those related to food safety, employment and health and safety, each of which may be materially different than the laws and regulations applicable to us in the United States.  In addition, and regardless of our prospective compliance status, our business, financial condition and operating results could be materially adversely affected by future changes in applicable law and regulations.

Furthermore, we recently began conducting livestock and poultry operations, which are subject to a variety of federal, state and local legal and regulatory requirements, including regarding the discharge of materials and pollutants and animal welfare.

Our facilities and operations are governed by numerous and sometimes conflicting registration, licensing and reporting requirements.

Our fulfillment centers are required to be registered with the federal government and, depending on their location, are also subject to the authority of state and local governments.  In some cases, disparate registration and licensing requirements lead to legal uncertainty, inconsistent government classifications of our operations and unpredictable governmental actions.  Regulators may also change prior interpretations of governing licensing and registration requirements.  Our relatively new business model leaves us particularly susceptible to these factors.  If we misapply or misidentify licensing or registration requirements, fail to maintain our registrations or licenses or otherwise violate applicable requirements, our products may be subject to seizure or recall and our operations subject to injunction.  This could materially adversely affect our business, financial condition and operating results.

Similarly, we are required to submit reports to the FDA’s Reportable Food Registry in the event that we determine a product may present a serious danger to consumers.  The reporting requirement may be triggered based on a subjective assessment of incomplete and changing facts.  Our inventory moves very rapidly throughout our supply and distribution chain.  Should we fail, in a timely fashion, to identify and report a potentially reportable event which, subsequently, is determined to have been reportable, government authorities may institute civil or criminal enforcement actions against us, and may result in civil litigation against us or criminal charges against certain of our employees.  This could materially adversely affect our business, financial condition and operating results.

Good manufacturing process standards and food safety compliance metrics are complex, highly subjective and selectively enforced.

The federal regulatory scheme governing food products establishes guideposts and objectives for complying with legal requirements rather than providing clear direction on when particular standards apply or how they must be met.  For example, new FDA regulations referred to as Hazard Analysis and Risk‑Based Preventive Controls for Human Food require that we evaluate food safety hazards inherent to our specific products and operations.  We must then implement “preventive controls” in cases where we determine that qualified food safety personnel would recommend that we do so.  Determining what constitutes a food safety hazard, or what a qualified food safety expert might recommend to prevent such a hazard, requires evaluating a variety of situational factors.  This analysis is necessarily subjective, and a government regulator may find our analysis or conclusions inadequate.  Similarly, the standard of “good manufacturing practice” to which we are held in our food production operations relies on a hypothesis regarding what individuals and organizations qualified in food manufacturing and food safety would find to be appropriate practices in the context of our operations.  Our business model, and the scale and nature of our operations, have relatively few meaningful comparisons among traditional food companies.  Government regulators may disagree with our analyses and decisions regarding the good manufacturing practices appropriate for our operations.

Decisions made or processes adopted by us in producing our meals are subject to after‑the‑fact review by government authorities, sometimes years after the fact.  Similarly, governmental agencies and personnel within those agencies may alter, clarify or even reverse previous interpretations of compliance requirements and the circumstances under which they will institute formal enforcement activity.  It is not always possible accurately to predict regulators’ responses to actual or alleged food‑production deficiencies due to the large degree of discretion afforded regulators.  We may be vulnerable to civil or criminal enforcement action by government regulators if they disagree with our analyses, conclusions, actions or practices.  This could materially adversely affect our business, financial condition and operating results.

Packaging, labeling and advertising requirements are subject to varied interpretation and selective enforcement.

We operate under a novel business model in which we source, process, store and package meal ingredients and ship them directly to consumers.  Most FDA requirements for mandatory food labeling are decades old and were adopted prior to the advent of large‑scale, direct‑to‑consumer food sales and e‑commerce platforms.  Consequently, we, like our competitors, must make judgments regarding how best to comply with labeling and packaging regulations and industry practices not designed with our specific business model in mind.  Government regulators may disagree with these judgments, leaving us open to civil or criminal enforcement action.  This could materially adversely affect our business, financial condition and operating results.

We are subject to detailed and complex requirements for how our products may be labeled and advertised, which may also be supplemented by guidance from governmental agencies.  Generally speaking, these requirements divide information into mandatory information that we must present to consumers and voluntary information that we may present to consumers.  Packaging, labeling, disclosure and advertising regulations may describe what mandatory information must be provided to consumers, where and how that information is to be displayed physically on our materials or elsewhere, the terms, words or phrases in which it must be disclosed, and the penalties for non‑compliance.

Voluntary statements made by us to our customers, whether on our packages, websites, in print, in radio, on television or in package inserts, can be subject to FDA regulation, Federal Trade Commission, or FTC, regulation, USDA regulation, state and local regulation, or any combination of the foregoing.  These statements may be subject to specific requirements, subjective regulatory evaluation, or both.  FDA, FTC, USDA and state‑ and local‑level regulations and guidance can be confusing and subject to conflicting interpretations.  Guidelines, standards and market practice for, and consumers’ understandings of, certain types of voluntary statements, such as those characterizing the nutritional and other attributes of food products, continue to evolve rapidly, and regulators may attempt to impose civil or criminal penalties against us if they disagree with our approach to using voluntary statements.  Furthermore, in recent years the FDA has increased enforcement of its regulations with respect to nutritional, health and other claims related to food products, and plaintiffs have commenced legal actions against a number of companies that market food products positioned as “natural” or “healthy,” asserting false, misleading and deceptive advertising and labeling claims, including claims related to such food being “all natural” or that they lack any genetically modified ingredients.  Should we become subject to similar claims or actions, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded, and the cost of defending against any such claims could be significant.  The occurrence of any of the foregoing risks could materially adversely affect our business, financial condition and operating results.

Risks Related to Government Regulation of our Wine Business

If we do not comply with the specialized regulations and laws that regulate the alcoholic beverage industry, our business could be materially adversely affected.

Alcoholic beverages are highly regulated at both the federal and state levels.  Regulated areas include production, importation, product labeling, taxes, marketing, pricing, delivery, ownership restrictions, prohibitions on sales to minors, and relationships among alcoholic beverage producers, wholesalers and retailers.  We cannot assure you that we will always be in full compliance with all applicable regulations or laws, that we will be able to comply with any future regulations and laws, that we will not incur material costs or liabilities in connection with compliance with applicable regulatory and legal requirements, or that such regulations and laws will not materially adversely affect our wine business.

Licenses issued by state and federal alcoholic beverage regulatory agencies are required in order to produce, sell and ship wine.  We have state and federal licenses, and must remain in compliance with state and federal laws in order to keep our licenses in good standing.  Compliance failures can result in fines, license suspension or license revocation.  In some cases, compliance failures can also result in cease and desist orders, injunctive proceedings or other criminal or civil penalties.  If our licenses do not remain in good standing, our wine business could be materially adversely affected.

Our wine business relies substantially on state laws that authorize the shipping of wine by out‑of‑state producers directly to in‑state consumers.  Those laws are relatively new in many states, and it is common for the laws to be modified.  Adverse changes to laws allowing a producer to ship wine to consumers across state lines could materially adversely affect our wine business.

Other Risks Related to Government Regulation

Government regulation of the Internet, e‑commerce and other aspects of our business is evolving, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws.

We are subject to a number of regulations and laws that apply generally to businesses, as well as regulations and laws specifically governing the Internet and e‑commerce and the marketing, sale and delivery of goods and services over the Internet.  Existing and future regulations and laws may impede the growth and availability of the Internet and online services and may limit our ability to grow our business.  These laws and regulations, which continue to evolve, cover taxation, tariffs, privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of product offerings that are offered online.  We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, consumer protection, libel and personal privacy apply or will be enforced with respect to the Internet and e‑commerce, as many of these laws were adopted prior to the advent of the Internet and e‑commerce and do not contemplate or address the unique issues they raise.  Moreover, as e‑commerce continues to evolve, increasing regulation and enforcement efforts by federal and state agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e‑commerce practices become more likely.  In addition, the adoption of any laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market, sell, and deliver our products could decrease our ability to offer, or customer demand for, our offerings, resulting in lower revenue, and existing or future laws or regulations could impair our ability to expand our product offerings, which could also result in lower revenue and make us more vulnerable to increased competition.  Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices, raise compliance costs or other costs of doing business and materially adversely affect our business, financial condition and operating results.

Failure to comply with privacy‑related obligations, including federal and state privacy laws and regulations and other legal obligations, or the expansion of current or the enactment of new privacy‑related obligations could materially adversely affect our business.

A variety of federal and state laws and regulations govern the collection, use, retention, sharing, transfer and security of customer data.  We also may choose to comply with, or may be required to comply with, self‑regulatory obligations or other industry standards with respect to our collection, use, retention, sharing or security of customer data.

We strive to comply with all applicable laws, regulations, self‑regulatory requirements, policies and legal obligations relating to privacy, data usage, and data protection.  It is possible, however, that these laws, regulations and other obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and which may conflict with other rules or requirements or our practices.  We cannot guarantee that our practices have complied, comply, or will comply fully with all such laws, regulations, requirements and obligations.

We have posted our privacy policy which describes our practice related to the collection, use and disclosure of customer data on our website and in our mobile application.  Any failure, or perceived failure, by us to comply with our posted privacy policy or with any federal or state laws, regulations, self‑regulatory requirements, industry standards, or other legal obligations could result in claims, proceedings or actions against us by governmental entities, customers or others, or other liabilities, or could result in a loss of customers, any of which could materially adversely affect our business, financial condition and operating results.  In addition, a failure or perceived failure to comply with industry standards or with our own privacy policy and practices could result in a loss of customers and could materially adversely affect our business, financial condition and operating results.

Additionally, existing privacy‑related laws, regulations, self‑regulatory obligations and other legal obligations are evolving and are subject to potentially differing interpretations.  Various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy‑related laws and regulations in new or different manners.  In addition, as we expand our business internationally we may be subject to non‑U.S. privacy, data protection, consumer protection and other laws and regulations, which in some cases are more restrictive than those in the United States.  For example, the European Union traditionally has imposed stricter obligations under such laws than the United States.  Consequently, the expansion of our operations internationally may require changes to the ways we collect and use consumer information.

Changes in privacy‑related laws, regulations, self‑regulatory obligations and other legal obligations, or changes in industry standards or consumer sentiment, could require us to incur substantial costs or to change our business practices, including changing, limiting or ceasing altogether the collection, use, sharing, or transfer of data relating to consumers.  Any of these effects could materially adversely affect our business, financial condition and operating results.

If government regulations relating to the Internet or other areas of our business change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses, which could materially adversely affect our business.

The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  In addition, the continued growth and development of the market for e‑commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us.  If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model, which could materially adversely affect our business, financial condition and operating results.

Our failure to collect state or local sales, use or other similar taxes could result in substantial tax liabilities, including for past sales, as well as penalties and interest, and our business could be materially adversely affected.

We do not collect state or local sales, use or other similar taxes in any jurisdictions in which we do not have a physical presence, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect state and local sales, use and other similar taxes with respect to online sales of our products.  In addition, we do not collect state or local sales, use or other similar taxes in certain jurisdictions in which we do have a physical presence in reliance on applicable exemptions.  However, an increasing number of states have considered or adopted laws or administrative practices that attempt to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf, and our reliance on such case law and exemptions in certain jurisdictions could be challenged.  A successful assertion by one or more states requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales as well as penalties and interest, and could materially adversely affect our business, financial condition and operating results.

Changes in tax treatment of companies engaged in e‑commerce could materially adversely affect the commercial use of our sites and our business, financial condition and operating results.

Due to the global nature of the Internet, it is possible that various states or, if we expand internationally, foreign countries, might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities.  Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e‑commerce.  New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes.  For example, Congress is considering various approaches to legislation that would require companies engaged in e‑commerce to collect sales tax taxes on Internet revenue.  We cannot predict the effect of current attempts to impose sales, income or other taxes on e‑commerce.  New or revised taxes and, in particular, sales taxes, value‑added taxes and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the Internet.  New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes.  Any of these events could materially adversely affect our business, financial condition and operating results.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes.  As of December 31, 2015 and 2016, we had U.S. federal net operating loss carryforwards of $57.0 million and $62.9 million, respectively, and state net operating loss carryforwards of $35.8 million and $42.0 million, respectively.  In general, Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, limits the ability of a company that undergoes an “ownership change” (generally defined as a greater than 50‑percentage‑point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three‑year period) to utilize our net operating loss carryforwards and tax credit carry forwards and certain built‑in losses recognized in years after the ownership change.  Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.  Furthermore, Section 383 of the Code generally limits the amount of tax liability in any post‑ownership change year that can be reduced by pre‑ownership change tax credit carryforwards.  If we were to undergo an “ownership change,” it could materially limit our ability to utilize our net operating loss carryforwards and other deferred tax assets. In addition, our federal and state net operating loss carryforwards will each expire at various dates beginning in 2033, if not utilized.  Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Risks Related to Our Class A Common Stock

The market price of our Class A common stock has been and may continue to be volatile, which could result in substantial losses for investors purchasing our shares.

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations.  Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market price and trading volume of comparable companies;
•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;
•	announcements of new service offerings, strategic alliances or significant agreements by us or by our competitors;
•	departure of key personnel;
•	litigation involving us or that may be perceived as having an adverse effect on our business;
•	changes in general economic, industry and market conditions and trends;
•	investors’ general perception of us;
•	sales of large blocks of our stock; and
•	announcements regarding industry consolidation.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  Because of the past and the potential future volatility of our stock price, we may become the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our quarterly operating results or other operating metrics may fluctuate significantly, which could cause the trading price of our Class A common stock to decline.

Our quarterly operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our service offerings and our ability to maintain and increase our customer base;
•	the timing and success of new service introductions by us or our competitors or any other change in the competitive landscape of our market;
•	the mix of products sold;
•	order rates by our customers;
•	pricing pressure as a result of competition or otherwise;
•	delays or disruptions in our supply chain;
•	our ability to reduce costs;
•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs;
•	seasonal or other variations in buying patterns by our customers;
•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	levels of customer credits and refunds;
•	adverse litigation judgments, settlements or other litigation‑related costs;
•	food safety concerns, regulatory proceedings or other adverse publicity about us or our products;
•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write‑downs;
•	changes in consumer tastes and preferences; and
•	general economic conditions.

Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our operating results.

The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of any analysts that cover us or investors with respect to revenue or other operating results for a particular period.  If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they publish negative evaluations of our stock or the stock of other companies in our industry, the price of our stock and trading volume could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors.  If one or more of the analysts covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our stock could decline.  If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Because we do not expect to pay any dividends on our Class A common stock for the foreseeable future, investors may never receive a return on their investment.

You should not rely on an investment in our Class A common stock to provide dividend income.  We do not anticipate that we will pay any cash dividends to holders of our Class A common stock in the foreseeable future.  Instead, we plan to retain any earnings to maintain and expand our existing operations.  Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.  As a result, investors seeking cash dividends should not purchase our Class A common stock.

Our tri‑class capital structure has the effect of concentrating voting control with our president and chief executive officer, Matthew B. Salzberg, and the other holders of Class B common stock.  This structure will limit or preclude your ability to influence corporate matters, including a change of control, and might affect the market price of our Class A common stock.

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non‑voting Class C capital stock.  Immediately after the completion of our IPO: stockholders who held shares of Class B common stock, including our executive officers, employees and directors and their affiliates, together held approximately 98.2% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliated entities together held  approximately 87.5% of the voting power of our outstanding capital stock; and our president and chief executive officer, Matthew B. Salzberg, held approximately 29.2% of the voting power of our outstanding capital stock.  Because of the ten‑to‑one voting ratio between the Class B common stock and Class A common stock, the holders of Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock.  This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

Future transfers by holders of Class B common stock will generally result in those shares converting into Class A common stock, with limited exceptions and permitted transfers described in our restated certificate of incorporation.  In addition, each outstanding share of Class B common stock held by a stockholder who is a natural person, or held by the permitted transferees of such stockholder, will convert automatically into one share of Class A common stock upon the death or permanent and total disability of such stockholder, subject to a conversion delay of nine months in the event of the death or permanent and total disability of one of our founders, Matthew B. Salzberg, Ilia M. Papas or Matthew J. Wadiak.  The conversion of Class B common stock into Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares of Class B common stock in the long term.  If, for example, Mr. Salzberg retains a significant portion of his holdings of Class B common stock for an extended period of time, he could, in the future, control a majority of the combined voting power of the Class A common stock and Class B common stock.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our Class A common stock to drop significantly.

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As of July 31, 2017, we had outstanding a total of 30,042,687 shares of Class A common stock, 160,008,946 shares of Class B common stock, and no shares of Class C capital stock. Of these shares, the 30,000,000 shares of our Class A common stock sold in our IPO are freely tradable, and the balance of the outstanding shares will be available for sale in the public market beginning following the expiration of lock-up agreements entered into in connection with our IPO. The representatives of the underwriters in our IPO may release these stockholders from their lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market.

As of July 31, 2017, an aggregate of 22,493,720 shares of our common stock was reserved for future issuance under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 under the Securities Act.

Additionally, as of July 31, 2017, the holders of an aggregate of approximately 158 million shares of our common stock have rights, subject to certain conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

The exclusion of our Class A common stock from major stock indexes could adversely affect the trading market and price of our Class A common stock.

Several major stock index providers have announced they will begin to exclude, or are considering plans to exclude, from their indexes the securities of companies with unequal voting rights, such as Blue Apron.  Exclusion from stock indexes could make it more difficult, or impossible, for some fund managers to buy the excluded securities, particularly in the case of index tracking mutual funds and exchange traded funds.  The exclusion of our Class A common stock from major stock indexes could adversely affect the trading market and price of our Class A common stock.

Anti‑takeover provisions in our restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Class A common stock.

Our restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our Class A common stock.  These provisions may also prevent or delay attempts by our stockholders to replace or remove our management.  Our corporate governance documents include provisions:

•	establishing a classified board of directors with staggered three‑year terms so that not all members of our board are elected at one time;
•

providing that directors may be removed by stockholders only for cause and only with a vote of the holders of at least 66‑2/3% of the votes that all our stockholders would be entitled to cast for the election of directors;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our Class A common stock; and
•	limiting the liability of, and providing indemnification to, our directors and officers.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders holding shares representing more than 15% of the voting power of our outstanding voting stock from engaging in certain business combinations with us.  Any provision of our restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

The existence of the foregoing provisions and anti‑takeover measures could limit the price that investors might be willing to pay in the future for shares of our Class A common stock.  They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your Class A common stock in an acquisition.

Our restated certificate provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders. Our restated certificate of incorporation further provides that the federal district courts of the United States of the America are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the General Corporation Law or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery or (4) any action asserting a claim governed by the internal affairs doctrine.  Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.  These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.  Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies.  Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors.  These new obligations and constituents will require significant attention from our management team and could divert their attention away from the day‑to‑day management of our business, which could materially adversely affect our business, financial condition and operating results.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations.  Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time‑consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company.  Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting.  In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required.  As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.  Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

We are currently evaluating our internal controls, identifying and remediating any deficiencies in those internal controls and documenting the results of our evaluation, testing and remediation.  We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective.  If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, which will be required after we are no longer an emerging growth company, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming.  These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue‑generating activities to compliance activities.  If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a result of being a public company and these new rules and regulations, it is more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our initial public offering, subject to specified conditions.  For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.  We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non‑affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10‑K) or we issue more than $1 billion of non‑convertible debt securities over a three‑year period.  These exemptions include reduced disclosure obligations regarding executive compensation and exemptions from the requirements to hold non‑binding advisory votes on executive compensation and golden parachute payments, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, and not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements.  We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions.  If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards.  This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, while we are an emerging growth company we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. Accordingly, we will incur additional costs in connection with complying with the accounting standards applicable to public companies at such time or times as they become applicable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

From April 1, 2017 through June 30, 2017, we issued and sold to our employees, consultants, and other service providers an aggregate of unregistered 635,798 shares of Class B common stock upon the exercise of stock options under our 2012 Equity Incentive Plan at per share exercise prices ranging from $0.0282 to $7.04.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

On June 28, 2017, the Registration Statement on Form S-1 (File No. 333-218425) for our initial public offering of our Class A common stock was declared effective by the SEC. Shares of our Class A common stock began trading on the New York Stock Exchange on June 29, 2017.

The underwriters of our initial public offering were Goldman, Sachs & Co., Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Barclays Capital Inc., Barclays Capital Inc., RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc., Stifel, Nicolaus & Company, Incorporated, Canaccord Genuity Inc., Needham & Company, LLC, Oppenheimer & Co. Inc., Raymond James & Associates, Inc., and William Blair & Company, L.L.C. The offering commenced on June 28, 2017 and did not terminate until the sale of all of the shares offered.

We paid to the underwriters of our initial public offering an underwriting discount totaling approximately $16.5 million. In addition, we incurred expenses of approximately $5.0 million which, when added to the underwriting discount, amount to total expenses of approximately $21.5 million. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $278.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 29, 2017.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective upon the closing of our IPO on July 5, 2017, we granted restricted stock units for 250,000, 250,000 and 200,000 shares of Class A common stock, respectively, to Matthew B. Salzberg, our president and chief executive officer, Bradley J. Dickerson, our chief financial officer and treasurer, and Pablo Cussatti, our senior vice president of operations and fulfillment, vesting as to 10% of the shares of Class A common stock on the first anniversary of the date of grant, 20% on the second anniversary of the date of grant, 30% on the third anniversary of the date of grant, and 40% on the fourth anniversary of the date of grant.  In August 2017, we amended the vesting schedule of such restricted stock units such that they will now vest as to 25% of the shares of Class A common stock on each of the first, second, third and fourth anniversaries of the date of grant.

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit	Description

3.1(1)	Restated Certificate of Incorporation of Blue Apron Holdings, Inc.

3.2(2)	Amended and Restated By-Laws of Blue Apron Holdings, Inc.

4.1(3)	Specimen stock certificate evidencing shares of Class A Common Stock

10.1(4)	2017 Equity Incentive Plan

10.2(5)	Form of Stock Option Agreement under 2017 Equity Incentive Plan

10.3(6)	Form of Restricted Stock Unit Agreement under 2017 Equity Incentive Plan

10.4(7)	Sublease Agreement, dated as of March 24, 2016, by and between Appnexus Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.), as amended on May 12, 2017

10.5(8)

Revolving Credit and Guaranty Agreement, dated as of August 26, 2016, by and among Blue Apron, LLC (formerly known as Blue Apron, Inc.), Morgan Stanley Senior Funding, Inc. and the other parties thereto, as amended by Amendment No. 1 thereto, dated as of May 3, 2017, Amendment No. 2 thereto, dated as of May 11, 2017, and Amendment No. 3 thereto, dated as of June 23, 2017

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 5, 2017, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on July 5, 2017, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on June 19, 2017, and incorporated herein by reference.
(4)	Filed as Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on June 19, 2017, and incorporated herein by reference.
(5)	Filed as Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on June 19, 2017, and incorporated herein by reference.
(6)	Filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on June 19, 2017, and incorporated herein by reference.
(7)	Filed as Exhibit 10.19 to the Registration Statement on Form S-1 filed by the Registrant on June 1, 2017, and incorporated herein by reference.
(8)

Filed as Exhibit 10.21 to the Registration Statement on Form S-1 filed by the Registrant on June 1, 2017, and incorporated herein by reference, and Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Registrant on June 23, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Date: August 10, 2017	/s/ Matthew B. Salzberg
Matthew B. Salzberg
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2017	/s/ Bradley J. Dickerson
Bradley J. Dickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

3.1(1)	Restated Certificate of Incorporation of Blue Apron Holdings, Inc.

3.2(2)	Amended and Restated By-Laws of Blue Apron Holdings, Inc.

4.1(3)	Specimen stock certificate evidencing shares of Class A Common Stock

10.1(4)	2017 Equity Incentive Plan

10.2(5)	Form of Stock Option Agreement under 2017 Equity Incentive Plan

10.3(6)	Form of Restricted Stock Unit Agreement under 2017 Equity Incentive Plan

10.4(7)	Sublease Agreement, dated as of March 24, 2016, by and between Appnexus Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.), as amended on May 12, 2017

10.5(8)

Revolving Credit and Guaranty Agreement, dated as of August 26, 2016, by and among Blue Apron, LLC (formerly known as Blue Apron, Inc.), Morgan Stanley Senior Funding, Inc. and the other parties thereto, as amended by Amendment No. 1 thereto, dated as of May 3, 2017, Amendment No. 2 thereto, dated as of May 11, 2017, and Amendment No. 3 thereto, dated as of June 23, 2017

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 5, 2017, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on July 5, 2017, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on June 19, 2017, and incorporated herein by reference.
(4)	Filed as Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on June 19, 2017, and incorporated herein by reference.
(5)	Filed as Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on June 19, 2017, and incorporated herein by reference.
(6)	Filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on June 19, 2017, and incorporated herein by reference.
(7)	Filed as Exhibit 10.19 to the Registration Statement on Form S-1 filed by the Registrant on June 1, 2017, and incorporated herein by reference.
(8)

Filed as Exhibit 10.21 to the Registration Statement on Form S-1 filed by the Registrant on June 1, 2017, and incorporated herein by reference, and Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Registrant on June 23, 2017, and incorporated herein by reference.