Form 10-Q
period 2017-09-30
Blue Apron Holdings, Inc.
filed 2017-11-03
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38134

Blue Apron Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81‑4777373
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 West 23rd Street, New York, New York	10010
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (347) 719‑4312

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	30,042,687 shares outstanding as of September 30, 2017
Class B Common Stock, $0.0001 par value	160,097,378 shares outstanding as of September 30, 2017
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of September 30, 2017

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

In some cases, you can identify forward-looking statements by terms such as "may," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the "Risk Factors" section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•

our expectations regarding our expenses and revenue, our ability to maintain and grow adjusted EBITDA and to achieve profitability, the sufficiency of our cash resources, and needs for additional financing;

•	our ability to cost-effectively attract new customers and retain existing customers;
•	our ability to expand our product offerings;
•	our ability to maintain and grow the value of our brand and reputation;
•	our ability to resume revenue growth or to manage future growth effectively;
•	our expectations regarding, and the stability of, our supply chain, including potential shortages or interruptions in the supply or delivery of ingredients;
•	our ability to maintain food safety and prevent food-borne illness incidents;
•	changes in consumer tastes and preferences or in consumer spending;
•	our ability to effectively compete;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	our vulnerability to adverse weather conditions or natural disasters; and
•	our ability to obtain and maintain intellectual property protection.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$266,294	$81,468
Accounts receivable	822	485
Inventories, net	43,519	42,887
Prepaid expenses and other current assets	11,087	8,267
Other receivables	1,304	4,991
Total current assets	323,026	138,098
Restricted cash	2,371	3,966
Property and equipment, net	239,002	130,961
Other noncurrent assets	399	382
TOTAL ASSETS	$564,798	$273,407
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$41,203	$49,549
Accrued expenses and other current liabilities	41,496	40,911
Deferred revenue	19,762	24,278
Total current liabilities	102,461	114,738
Long-term debt	124,640	44,533
Facility financing obligation	69,663	49,809
Other noncurrent liabilities	7,837	2,858
TOTAL LIABILITIES	304,601	211,938
Commitments and contingencies (Note 9)
Convertible preferred stock, par value of $0.0001 per share — 10,000,000 and 17,371,402 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 0 issued and outstanding as of September 30, 2017 and 14,500,938 issued and outstanding as of December 31, 2016; aggregate liquidation preference of $0 as of September 30, 2017 and $195,317 as of December 31, 2016	—	194,869
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, par value of $0.0001 per share — 1,500,000,000 and 177,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 30,042,687 shares and 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3	—
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 160,097,378 and 67,095,128 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	16	7
Class C common stock, par value of $0.0001 per share — 500,000,000 and 2,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	569,755	5,147
Accumulated deficit	(309,577)	(138,554)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	260,197	(133,400)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$564,798	$273,407

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net revenue	$210,638	$205,452	$693,538	$579,474
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	164,444	145,644	496,495	385,489
Marketing	34,244	49,618	129,368	107,062
Product, technology, general, and administrative	65,744	45,589	194,627	110,586
Depreciation and amortization	8,774	1,992	18,337	5,251
Other operating expense	5,934	—	5,934	—
Total operating expenses	279,140	242,843	844,761	608,388
Income (loss) from operations	(68,502)	(37,391)	(151,223)	(28,914)
Interest income (expense), net	(1,281)	59	(4,803)	187
Other income (expense), net	(17,551)	—	(14,984)	—
Income (loss) before income taxes	(87,334)	(37,332)	(171,010)	(28,727)
Benefit (provision) for income taxes	133	(27)	(13)	(82)
Net income (loss)	$(87,201)	$(37,359)	$(171,023)	$(28,809)

Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	$(0.47)	$(0.56)	$(1.60)	$(0.44)
Diluted	$(0.47)	$(0.56)	$(1.60)	$(0.44)
Weighted-average shares used to compute net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	184,737,720	66,841,895	106,836,062	64,894,388
Diluted	184,737,720	66,841,895	106,836,062	64,894,388

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income (loss)	$(87,201)	$(37,359)	$(171,023)	$(28,809)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(87,201)	$(37,359)	$(171,023)	$(28,809)

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

							Accumulated
	Convertible		Class A, Class B, and Class C		Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity (Deficit)
Balance — December 31, 2015	14,500,938	$194,869	66,565,002	$7	$1,727	$—	$—	$(83,668)	$(81,934)
Issuance of common stock upon exercise of stock options	—	—	530,126	—	402	—	—	—	402
Share-based compensation	—	—	—	—	3,018	—	—	—	3,018
Net income (loss)	—	—	—	—	—	—	—	(54,886)	(54,886)
Balance — December 31, 2016	14,500,938	$194,869	67,095,128	$7	$5,147	$—	$—	$(138,554)	$(133,400)
Issuance of common stock upon exercise of stock options	—	—	788,498	—	816	—	—	—	816
Issuance of common stock upon acquisition	—	—	42,687	—	373	—	—	—	373
Issuance of convertible notes	—	—	—	—	19,567	—	—	—	19,567
Issuance of common stock upon initial public offering, net of offering costs	—	—	30,000,000	3	278,007	—	—	—	278,010
Issuance of common stock upon conversion of convertible notes	—	—	7,023,201	1	62,084	—	—	—	62,085
Issuance of common stock upon conversion of Series A, B, C, and D convertible preferred stock	(14,500,938)	(194,869)	85,190,551	8	194,861	—	—	—	194,869
Share-based compensation	—	—	—	—	8,900	—	—	—	8,900
Net income (loss)	—	—	—	—	—	—	—	(171,023)	(171,023)
Balance — September 30, 2017	—	$—	190,140,065	$19	$569,755	$—	$—	$(309,577)	$260,197

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(171,023)	$(28,809)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	18,337	5,251
Loss (gain) on disposal of property and equipment	(30)	—
Loss on impairment	5,934	—
Changes in reserves and allowances	1,364	1,165
Share-based compensation	8,752	2,062
Non-cash interest expense	2,459	18
Loss on convertible notes	14,984	—
Changes in operating assets and liabilities:
Receivables	(3,972)	288
Inventories	55	(14,097)
Prepaid expenses and other current assets	(3,101)	(1,819)
Accounts payable	2,814	10,929
Accrued expenses and other current liabilities	216	32,861
Deferred revenue	(4,516)	6,849
Other noncurrent assets and liabilities	4,962	638
Net cash from (used in) operating activities	(122,765)	15,336
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	1,595	(3,768)
Cash paid for acquisition	(1,177)	—
Purchases of property and equipment	(116,094)	(24,108)
Net cash from (used in) investing activities	(115,676)	(27,876)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuances	144,349	4,471
Proceeds from the exercise of stock options	816	299
Principal payments on capital lease obligations	(145)	(210)
Net proceeds from public offering	283,500	—
Payments of public offering costs	(5,253)	—
Net cash from (used in) financing activities	423,267	4,560
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	184,826	(7,980)
CASH AND CASH EQUIVALENTS — Beginning of period	81,468	126,860
CASH AND CASH EQUIVALENTS — End of period	$266,294	$118,880
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$190	$370
Cash paid for interest, net of amounts capitalized	$2,342	$32
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$(66)	$257
Non-cash addition to property and equipment related to build-to-suit lease	$19,823	$41,661
Purchases of property and equipment included in Accounts payable and Accrued expenses and other current liabilities	$4,709	$12,693

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

On July 5, 2017, the Company completed an initial public offering (“IPO”), in which the Company issued and sold 30,000,000 shares of its Class A common stock at a public offering price of $10.00 per share. The Company received approximately $278.0 million in net proceeds after deducting $16.5 million of underwriting discounts and commissions and approximately $5.5 million in offering costs. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 85,190,551 shares of Class B common stock at the applicable conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Upon the closing of the IPO, the aggregate principal amount of $64.6 million and all accrued and unpaid interest outstanding on the convertible notes discussed in Note 8 automatically converted into 7,023,201 shares of Class B common stock at the conversion rate then in effect. Subsequent to the closing of the IPO, there were no convertible notes outstanding. The Consolidated Financial Statements as of September 30, 2017, including share and per share amounts, give effect to the IPO, conversion of the convertible notes, and the conversion of the convertible preferred stock, as the IPO and such conversions were completed on July 5, 2017.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2017 and December 31, 2016, results of operations for the three months and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2016 included in the Company’s final prospectus related to the IPO, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 29, 2017  (the “Prospectus”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in the Prospectus.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Principal versus Agent Considerations), to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing), to clarify the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients), to clarify the implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts, and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, (Revenue from Contracts with Customers), to clarify the guidance or to correct unintended application of guidance. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, to add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. For the Company, the guidance is effective for annual periods beginning after December 15, 2018. Non-public entities are permitted to adopt the standard as early as annual reporting periods beginning after December 15, 2016 and interim periods therein. The Company is evaluating the impact this new guidance may have on its Consolidated Financial Statements.

In February 2016, the FASB issued its final standard on lease accounting, Accounting Standards Update No. 2016-02,  Leases (Topic 842), which supersedes Topic 840, Leases. The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, to add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. For the Company, the new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact this new guidance may have on its Consolidated Financial Statements.

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

3. Inventories, Net

Inventories, net consist of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Fulfillment	$7,868	$5,758
Product	35,651	37,129
Inventories, net	$43,519	$42,887

Product inventory primarily consists of bulk and prepped food, containers, and products available for resale. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Deposits	$2,644	$1,122
Prepaid marketing	3,505	3,940
Prepaid rent	1,623	1,430
Other current assets	3,315	1,775
Prepaid expenses and other current assets	$11,087	$8,267

5. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Computer equipment	$11,279	$6,468
Capitalized software	8,781	5,448
Fulfillment equipment	41,815	12,525
Furniture and fixtures	4,268	1,491
Leasehold improvements	42,023	23,660
Building(1)	114,877	—
Construction in process(1) (2)	42,255	93,092
Property and equipment, gross	265,298	142,684
Less: accumulated depreciation and amortization	(26,296)	(11,723)
Property and equipment, net	$239,002	$130,961

(1)

Included in Buildings and Construction in process are buildings related to build-to-suit lease arrangements where the Company is considered the owner for accounting purposes, of which, as of September 30, 2017 and December 31, 2016, the fair value was $63.7 million and $45.0 million, respectively. Costs incurred directly by the Company relating to these arrangements were $82.0 million and $37.6 million as of September 30, 2017 and December 31, 2016, respectively.

(2)

Construction in process includes all costs capitalized related to projects that have not yet been placed in service. Included in construction in process are buildings related to build-to-suit lease arrangements where the Company is considered the owner for accounting purposes.

In July 2017, the Company approved a plan to transition all of its Jersey City, New Jersey fulfillment center operations to its new fulfillment center in Linden, New Jersey. The Company concluded that this change in operations represents a triggering event with respect to its long-lived assets at the Jersey City facility and therefore performed an impairment test in accordance with ASC 360, Property, Plant, and Equipment. The carrying amount of the Company’s long-lived assets at the Jersey City facility was $11.5 million and the fair value was $7.1 million as of the impairment date,  resulting in an impairment of $4.4 million, primarily consisting of leasehold improvements and equipment.  The fair value was primarily determined based on estimated market prices of the assets and represented a Level 3 valuation in the fair value hierarchy. Upon completion of the transition to the new Linden fulfillment center, the Company expects its long-lived assets at the Jersey City facility to be primarily sold or relocated to the Company’s other fulfillment centers in the fourth quarter of 2017. In addition, the Company has future non-cancelable minimum lease payments of approximately $6.2 million through 2025 relating to its Jersey City facility. The Company is pursuing a sublease for the facility, which is not expected to have a material impact on the Company’s Consolidated Financial Statements.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Accrued compensation	$14,584	$11,069
Accrued credits and refunds reserve	1,766	1,235
Accrued marketing expenses	5,891	5,424
Accrued product expenses	920	10,965
Accrued shipping expenses	12,052	4,930
Other current liabilities	6,283	7,288
Accrued expenses and other current liabilities	$41,496	$40,911

7. Deferred Revenue

Deferred revenue consists of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Cash received prior to fulfillment	$9,934	$10,107
Gift cards, prepaid orders, and other	9,828	14,171
Deferred revenue	$19,762	$24,278

8. Debt

Revolving Credit Facility

In August 2016, the Company entered into a revolving credit and guaranty agreement (the “revolving credit facility”). The revolving credit facility matures in August 2019 and advances under it are secured by certain of the Company’s tangible and intangible assets. Absent any default, the revolving credit facility can be terminated at the Company’s discretion. The maximum amount available to borrow under the revolving credit facility was $150.0 million. In May 2017 and June 2017, the Company executed amendments to the agreement that each increased the total commitment by $25.0 million, resulting in a total commitment of $200.0 million.

As of September 30, 2017 and December 31, 2016, the Company had $125.0 million and $45.0 million, respectively, in outstanding borrowings and $1.4 million and $0.3 million, respectively, in issued letters of credit under the revolving credit facility. The remaining amount available to borrow as of September 30, 2017 and December 31, 2016 was $73.6 million and $104.7 million, respectively. The Company incurred and capitalized $0.5 million in deferred financing costs in long-term debt in connection with the revolving credit facility. As of September 30, 2017 and December 31, 2016, the total unamortized deferred financing costs in long-term debt was $0.4 million and $0.5 million, respectively.

As of September 30, 2017 and December 31, 2016, outstanding borrowings in long-term debt consisted of the following:

		September 30,	December 31,
	Maturity Date	2017	2016
		(In thousands)
Revolving credit facility	2019	$125,000	$45,000
Weighted average interest rate		3.39%	2.84%

Borrowings under the revolving credit facility bear interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one month interest period plus 1.00%, plus in each case a margin ranging from 0.50% to 1.00% (the “base rate”) or (2) an adjusted LIBOR rate plus a margin ranging from 1.50% to 2.00%, based on the Company’s total leverage ratio for the preceding four fiscal quarters and the Company’s status as a public or non-public company (the “adjusted LIBOR rate”). As of September 30, 2017 and December 31, 2016, the Company had outstanding borrowings of $120.0 million and $40.0 million, respectively, under the revolving credit facility utilizing the adjusted LIBOR rate. As of September 30, 2017 and December 31, 2016, the Company had outstanding borrowings of $5.0 million utilizing the base rate. The Company is also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The Company incurred unused commitment fees related to the revolving credit facility of $0.0 million and $0.0 million during the three months ended September 30, 2017 and 2016, respectively. The Company incurred unused commitment fees related to the revolving credit facility of $0.1 million and $0.0 million for the nine months ended September 30, 2017 and 2016, respectively.

The obligations under the revolving credit facility are guaranteed by each of the guarantors as defined in the credit agreement. The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of September 30, 2017 and December 31, 2016, the Company was in compliance with all of the covenants under the revolving credit facility.

Convertible Notes

In May 2017 and June 2017, the Company issued and sold $63.5 million and $1.1 million, respectively, in aggregate principal amount of convertible promissory notes (the “convertible notes”). The total net proceeds from the convertible notes, after deducting initial debt issuance costs of $0.2 million, was approximately $64.4 million. The convertible notes were unsecured general obligations and were subordinated to all of the Company’s current or future senior debt, including indebtedness under the revolving credit facility. The convertible notes were set to mature on May 3, 2019 and bore interest at a rate of 3.5% per annum, compounded annually.

At the issuance date, in accordance with accounting guidance on beneficial conversion features, the Company recorded the portion of the debt proceeds equal to the intrinsic value of the optional conversion feature upon maturity, and recorded $19.6 million as a beneficial conversion feature in stockholders’ equity. The Company also fair valued and bifurcated the automatic conversion features from the respective host debt instrument, and recorded a debt derivative of $15.4 million at date of issuance which has been classified in Accrued expenses and other current liabilities. The derivative liability was revalued at each reporting date with changes in fair value recorded as a component of Other income and expense. The resulting debt discount from the derivative liability and beneficial conversion feature was amortized to interest expense using the effective interest rate method.

On July 5, 2017, upon the closing of the IPO, the outstanding principal amount and all accrued and unpaid interest on the convertible notes were automatically converted into 7,023,201 shares of Class B common stock. Upon the conversion and settlement of the convertible notes, the outstanding principal, derivative, accrued interest, and discount resulted in a net loss on extinguishment of $(17.6) million recorded in Other income (expense), net. The fair value of the shares issued upon conversion is recorded in stockholder’s equity (deficit).

During the three and nine months ended September 30, 2017, the Company incurred $0.1 million and $2.3 million, respectively, of interest expense related to amortization of debt discount and initial debt issuance costs prior to the note conversion.

Facility Financing Obligation

As of September 30, 2017 and December 31, 2016, the Company has recorded a facility financing obligation of $69.7 million and $49.8 million, respectively, related to leased fulfillment centers in New Jersey and California under the build-to-suit accounting guidance. See Note 9 for further discussion.

9. Commitments and Contingencies

Lease and Other Commitments

The Company leases fulfillment centers and office space under non-cancelable operating lease arrangements that expire on various dates through 2028. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs, and insurance, and contain renewal and escalation clauses. The Company recognizes rent expense under these arrangements on a straight-line basis over the term of the lease.

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

In March 2016, the Company signed a lease for a new fulfillment center in New Jersey and in August 2016 the Company signed a lease for a new fulfillment center in California, which expire in 2026 and 2028, respectively. The total non-cancelable minimum lease payments for these leases are $40.8 million and $38.5 million, respectively. As a result of the nature of the Company’s involvement in the construction of these leased fulfillment centers, the Company is considered to be the owner for accounting purposes. The Company follows build-to-suit accounting for these arrangements and capitalizes the fair value of the buildings and direct construction costs incurred along with a corresponding facility financing liability. If upon completion of construction, the arrangement does not meet the sale-leaseback criteria, the Company will continue to be considered the owner of the buildings for accounting purposes.

Upon substantial completion of the construction phase of the build out of the new fulfillment center in New Jersey in June 2017, the Company performed a sale-leaseback analysis pursuant to Accounting Standards Codification (“ASC”) 840 – Leases, to determine the appropriateness of removing the previously capitalized assets from the Consolidated Balance Sheets. The Company concluded that components of “continuing involvement" were evident as a result of this analysis, thereby failing the sale-leaseback test which precludes the derecognition of the related assets from the Consolidated Balance Sheets. In conjunction with the lease, the Company also recorded a facility financing obligation equal to the fair market value of the assets received from the landlord. At the end of the lease term, including exercise of any renewal options, the difference between the remaining facility financing obligation and the net carrying value of the fixed asset will be recognized as a non-cash gain or loss on sale of the property. The Company does not report rent expense for the lease. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense and the associated asset capitalized throughout the construction project is depreciated over its determined useful life.

In May 2017, the Company commenced a non-cancelable purchase commitment with a food supplier. Based on projected minimum purchase volumes and expected pricing, the Company’s minimum purchase obligation is estimated to be approximately $42.5 million in the aggregate through 2020.  Total purchases under the contract may be higher than the minimum non-cancelable commitment.  In addition, in May 2017, the Company amended the lease for one of the offices in New York, New York to extend the term through October 2019 and leased additional office space at the location.  The amendment resulted in an increase of $7.6 million in the minimum lease payments required over the remaining term of the lease arrangement.

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

In connection with the Corporate Reorganization, Blue Apron Holdings, Inc. assumed the Restated Blue Apron, Inc. 2012 Equity Incentive Plan, as previously amended, and then amended and restated the plan in its entirety. The Company refers to the Restated Blue Apron, Inc. 2012 Equity Incentive Plan, as so amended and restated, as the Blue Apron Holdings, Inc. 2012 Equity Incentive Plan, or the 2012 Equity Incentive Plan. Blue Apron Holdings, Inc. also assumed Blue Apron, LLC’s obligations under the various investor agreements that had been entered into in connection with the Series D preferred stock financing of Blue Apron, Inc. in May 2015. The other liabilities of Blue Apron, LLC, including under its revolving credit facility, were not assumed by Blue Apron Holdings, Inc. in the Corporate Reorganization and therefore continue to be obligations of Blue Apron, LLC, and the assets of Blue Apron, LLC were not transferred to Blue Apron Holdings, Inc. and continue to be assets of Blue Apron, LLC.

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

11. Convertible Preferred Stock

In connection with the IPO, on July 5, 2017, all outstanding shares of convertible preferred stock converted into Class B common stock. As of September 30, 2017, the Company has 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized for issuance, with none issued or outstanding.

The following table summarizes the Company’s authorized, issued and outstanding convertible preferred stock as of December 31, 2016:

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

12. Share-based Compensation

The Company recognized share-based compensation for share-based awards of $5.8 million and $0.8 million during the three months ended September 30, 2017 and 2016, respectively. The Company recognized share-based compensation for share-based awards of $8.8 million and $2.1 million during the nine months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017, the Company recognized $5.4 million in product, technology, general, and administrative expenses and $0.4 million in cost of goods sold, excluding depreciation and amortization. For the nine months ended September 30, 2017, the Company recognized $8.4 million in product, technology, general, and administrative expenses and $0.4 million in cost of goods sold, excluding depreciation and amortization. In 2016, share-based compensation was included in product, technology, general, and administrative expenses.

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

13. Earnings per Share

For the three and nine months ended September 30, 2016, the Company followed the two-class method when computing net income (loss) per share as the Company had issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, the two-class method did not apply for periods in which the Company had reported a net loss.

Upon the closing of the Company’s IPO on July 5, 2017, all of the outstanding shares of convertible preferred stock automatically converted into 85,190,551 shares of Class B common stock at the applicable conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Accordingly, the two-class method is not applicable for the three and nine months ended September 30, 2017 as the participating securities were converted into Class B common stock.

For the three and nine months ended September 30, 2016, the Company did not have any outstanding shares of Class A or Class C common stock. The rights, including the liquidation and dividend rights, of the Class A, Class B, and Class C common stock are substantially the same, other than voting rights.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017		2016	2017			2016
	Class A	Class B	Class B	Class A	Class B	Class C	Class B
(in thousands, except share and per-share data)
Numerator:
Net income (loss)	$(13,565)	$(73,636)	$(37,359)	$(15,513)	$(155,489)	$(21)	$(28,809)
Undistributed earnings reallocated to convertible preferred stock			—				—
Net income (loss) attributable to common stockholders	$(13,565)	$(73,636)	$(37,359)	$(15,513)	$(155,489)	$(21)	$(28,809)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	28,738,339	155,999,381	66,841,895	9,690,657	97,132,114	13,291	64,894,388
Effect of dilutive securities:	—	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	28,738,339	155,999,381	66,841,895	9,690,657	97,132,114	13,291	64,894,388

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.47)	$(0.47)	$(0.56)	$(1.60)	$(1.60)	$(1.60)	$(0.44)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.47)	$(0.47)	$(0.56)	$(1.60)	$(1.60)	$(1.60)	$(0.44)

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017		2016	2017		2016
	Class A	Class B	Class B	Class A	Class B	Class B

Stock options	—	10,729,269	7,715,559	—	10,600,725	7,147,685
Restricted stock awards	—	34,973	60,000	—	38,686	1,882,482
Restricted stock units	5,288,963	—		1,782,363	—
Convertible preferred stock			85,190,551			85,190,551
Total anti-dilutive securities	5,288,963	10,764,242	92,966,110	1,782,363	10,639,411	94,220,718

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$227,502	$—	$—	$227,502
Total financial assets	$227,502	$—	$—	$227,502

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$58,320	$—	$—	$58,320
Total financial assets	$58,320	$—	$—	$58,320

As of September 30, 2017 and December 31, 2016, the Company had $227.5 million and $58.3 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. During the three and nine month ended September 30, 2017, the Company did not have net realized gains or losses related to its financial assets.

As of September 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

In May 2017 and June 2017, the Company issued and sold $63.5 million and $1.1 million, respectively, in aggregate principal amount of convertible promissory notes (the “convertible notes”). At date of issuance, the Company fair valued and bifurcated the automatic conversion features from the respective host debt instrument, and recorded a level 3 debt derivative of $15.4 million. As of June 30, 2017, the Company remeasured the fair value of the derivative liability to $12.9 million, resulting in a gain of $2.6 million recorded to Other income (expense), net during the three months ended of June 30, 2017. To remeasure the fair value of the embedded derivative, the Company estimated the fair value of the convertible notes with and without the embedded derivative using a discounted cash flow approach. The difference between the “with” and “without” convertible note prices determined the fair value of the embedded derivative.

On July 5, 2017, upon the closing of the IPO, the outstanding principal amount and all accrued and unpaid interest on the convertible notes were automatically converted into 7,023,201 shares of Class B common stock. Immediately prior to the conversion, the embedded derivative was remeasured to $9.4 million, resulting in a gain of $3.5 million recorded to Other income (expense), net during the three months ended September 30, 2017.  Upon conversion and the settlement of the convertible notes, the derivative liability was reduced to $0.0 million. The loss recognized from the settlement of the convertible notes was $21.0 million, resulting in a total net loss of $17.6 million on the extinguishment of the convertible notes during the three months ended September 30, 2017.

The following table represents a rollforward of the fair value of Level 3 instruments:

Level 3
(In thousands)
Financial Liabilities
Balance at beginning of period — December 31, 2016	$—
Issuance of convertible notes derivative	—
Balance — March 31, 2017	—
Issuance of convertible notes derivative	15,429
Change in fair value of derivative	(2,567)
Balance — June 30, 2017	12,862
Change in fair value of derivative at settlement	(3,453)
Settlement of convertible notes	(9,409)
Balance at end of period — September 30, 2017	$—

15. Acquisition

In February 2017, the Company acquired certain assets of BN Ranch, LLC, a premium supplier of sustainable poultry, beef and lamb. The transaction has been accounted for as a purchase of a business. The purchase price was allocated to the tangible assets acquired and liabilities assumed in the Company's Consolidated Financial Statements. This acquisition did not have a material impact on the Company's Consolidated Financial Statements.

16. Subsequent Events

On October 18, 2017, the Company implemented a company-wide realignment of personnel to support its strategic priorities. This realignment resulted in a reduction of approximately 6% of the Company’s total workforce across both the Company’s corporate offices and fulfillment centers. As a result of the realignment, the Company expects to incur approximately $3.5 million in employee-related expenses, primarily consisting of severance payments, substantially all of which will result in cash expenditures. The Company expects to incur such expenses during the fourth quarter of 2017.

As an additional step in the realignment, the Company performed a review of its real estate needs, including its previous plans to build-out a new facility in Fairfield, California primarily to support its future west coast fulfillment operations. Based on this review, in October 2017, the Company decided to no longer pursue its planned build-out of the Fairfield facility. As a result, the Company is continuing to evaluate potential alternatives for the leased Fairfield property, which the Company expects to take possession of in November 2017, upon completion of the building structure by the landlord. The Company concluded this change in intention represents a triggering event with respect to its long-lived assets at the Fairfield property and therefore is performing an impairment test in accordance with ASC 360-10-35. The carrying amount of the Company’s long-lived assets in Fairfield, subject to a potential impairment charge, were $34.9 million as of September 30, 2017, primarily consisting of the building structure, which also has a corresponding facility financing obligation of $33.6 million under build-to-suit accounting. In addition, the Company has future non-cancelable minimum lease payments of $38.5 million through 2028.

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

On July 5, 2017, we completed our initial public offering (the “IPO”), in which we issued and sold 30,000,000 shares of our Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $300.0 million. We received approximately $278.0 million in net proceeds after deducting $16.5 million of underwriting discounts and commissions and approximately $5.5 million in offering costs. Upon the closing of the IPO, all of the outstanding shares of our convertible preferred stock automatically converted into 85,190,551 shares of Class B common stock at the applicable conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Upon the closing of the IPO, all of our outstanding convertible notes automatically converted into 7,023,201 shares of Class B common stock at the applicable conversion rate then in effect. Subsequent to the closing of the IPO, there were no convertible notes outstanding.

Key Financial and Operating Metrics

We use the following key financial and operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions.  You should read the key financial and operating metrics in conjunction with the following discussion of our results of operations and financial condition together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Net revenue	$210,638	$205,452	$693,538	$579,474
Adjusted EBITDA	$(48,034)	$(34,627)	$(118,200)	$(21,603)
Net cash from (used in) operating activities	$(52,074)	$(10,704)	$(122,765)	$15,336

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,	September 30,
	2016	2016	2017	2017	2017
Orders (in thousands)	3,597	3,674	4,273	4,033	3,605
Customers (in thousands)	907	879	1,036	943	856
Average Order Value	$57.12	$58.78	$57.23	$58.81	$58.16
Orders per Customer	4.0	4.2	4.1	4.3	4.2
Average Revenue per Customer	$227	$246	$236	$251	$245

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

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine or market products sold on our e‑commerce platforms in a given reporting period.  For example, the number of Customers in the third quarter of 2017 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the three months ended September 30, 2017.  We view the number of Customers as a key indicator of our scale and growth.  Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, Orders per Customer and Average Revenue per Customer.

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

Adjusted EBITDA

Adjusted EBITDA is a non‑GAAP financial measure defined by us as earnings (loss) before interest income (expense), other operating expense, other income (expense), taxes, depreciation, amortization and share‑based compensation expense.  We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business.  Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results.  Please see “Non-GAAP Financial Measures” for a discussion of the use of non‑GAAP financial measures and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP.

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our 2‑Person and Family Plans.  We also generate net revenue through sales of Blue Apron Wine, which we began offering in September 2015, and through sales on Blue Apron Market, which we launched in November 2014.  In addition, we generate net revenue through the sale of products of BN Ranch, which we acquired in February 2017.  For the three months and nine months ended September 30, 2017 and 2016, we derived substantially all of our net revenue from sales of our meals.  We deduct promotional discounts and customer credits and refunds expected to be issued to determine net revenue.  Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion.  Credits only remain available for customers who maintain a valid account with us.  Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter.  For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity.

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

Cost of Goods Sold, excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization, consists of product and fulfillment costs.  Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for our meals, inbound shipping costs, and cost of products sold through Blue Apron Wine, Blue Apron Market, and BN Ranch.  Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to our customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies.  We expect increased costs while we remain focused on operational improvements in our newly launched Linden, New Jersey fulfillment center. Over time, we expect such expenses to decrease as a percentage of net revenue as we continue to scale our business.

Marketing

Our marketing expenses consist primarily of costs incurred to acquire new customers, retain existing customers and build our brand awareness through various offline and online paid advertising channels, including television, digital and social media, direct mail, radio and podcasts, and email.

Also included in marketing expenses are the costs of orders through our customer referral program, in which certain existing customers may invite others to receive a complimentary meal delivery, as well as costs paid to third parties to market our products.  The cost of the customer referral program is based on our costs incurred for fulfilling a complimentary meal delivery, including product and fulfillment costs.  We expect to continue to incur marketing expenses to attract and retain customers as well as to promote brand awareness.  We anticipate that our marketing strategies, which may be informed by the seasonal trends in our business and the competitive landscape of our market, will fluctuate from quarter‑to‑quarter and have a significant impact on our quarterly results of operations.  We also expect our marketing expenses to be impacted as we focus on operational improvements in our newly launched Linden, New Jersey fulfillment center.

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities costs such as occupancy and rent costs for our corporate offices and fulfillment centers; and payment processing fees, professional fees, and other general corporate and administrative costs.  Over time, we expect such expenses to decrease as a percentage of net revenue as we continue to scale our business.

Depreciation and Amortization

Depreciation and amortization consists of depreciation expense for our property and equipment and amortization expense for capitalized software development costs.

Other Operating Expense

Other operating expense consists of impairment losses relating to long-lived assets in our fulfillment centers.

Interest Income (Expense), Net

Interest income and expense consists primarily of interest expense associated with our revolving credit facility, capital lease financings, and build-to-suit lease financing offset by interest income on cash and short‑term investments balances.

Other Income (Expense), Net

Other income and expense consists of the mark-to-market loss on the debt derivative related to our convertible notes, as well as the loss upon the automatic conversion and settlement of the convertible notes.

Benefit (Provision) for Income Taxes

Our provision for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one‑time items, and the impact of valuation allowances.  For the three months ended September 30, 2017 and 2016, we recorded a tax benefit of $0.1 million and tax expense of $(0.0) million, respectively, resulting in an effective tax rate of 0.2% and (0.1)%, respectively. For the nine months ended September

30, 2017 and 2016, we recorded a tax expense of $(0.0) million and $(0.1) million, respectively, resulting in an effective tax rate of (0.01)% and (0.3)%, respectively. We continue to maintain a valuation allowance for federal and certain state tax jurisdictions.  Our tax provision results from state’s taxes in certain jurisdictions in which we do not have net operating losses.  The tax benefit in the three months ended September 30, 2017 resulted from a tax position claimed on a state tax return in a jurisdiction in which we had previously accrued income tax.

As of December 31, 2016, we had U.S. federal net operating loss carryforwards of $62.9 million and state net operating loss carryforwards of $42.0 million.  The federal and state net operating loss carryforwards are subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized.

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net revenue	$210,638	$205,452	$693,538	$579,474
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	164,444	145,644	496,495	385,489
Marketing	34,244	49,618	129,368	107,062
Product, technology, general, and administrative	65,744	45,589	194,627	110,586
Depreciation and amortization	8,774	1,992	18,337	5,251
Other operating expense	5,934	—	5,934	—
Total operating expenses	279,140	242,843	844,761	608,388
Income (loss) from operations	(68,502)	(37,391)	(151,223)	(28,914)
Interest income (expense), net	(1,281)	59	(4,803)	187
Other income (expense), net	(17,551)	—	(14,984)	—
Income (loss) before income taxes	(87,334)	(37,332)	(171,010)	(28,727)
Benefit (provision) for income taxes	133	(27)	(13)	(82)
Net income (loss)	$(87,201)	$(37,359)	$(171,023)	$(28,809)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	78.1%	70.9%	71.6%	66.5%
Marketing	16.3%	24.2%	18.7%	18.5%
Product, technology, general, and administrative	31.2%	22.2%	28.1%	19.1%
Depreciation and amortization	4.2%	1.0%	2.6%	0.9%
Other operating expense	2.8%	—%	0.9%	—%
Total operating expenses	132.5%	118.2%	121.8%	105.0%
Income (loss) from operations	(32.5)%	(18.2)%	(21.8)%	(5.0)%
Interest income (expense), net	(0.6)%	0.0%	(0.7)%	0.0%
Other income (expense), net	(8.3)%	—	(2.2)%	—
Income (loss) before income taxes	(41.5)%	(18.2)%	(24.7)%	(5.0)%
Benefit (provision) for income taxes	0.1%	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(41.4)%	(18.2)%	(24.7)%	(5.0)%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net Revenue

	Three Months Ended
	September 30,
	2017	2016	% Change
	(In thousands)
Net revenue	$210,638	$205,452	3%

Net revenue increased by $5.2 million, or 3%, to $210.6 million for the three months ended September 30, 2017 from $205.5 million for the three months ended September 30, 2016.  The increase in net revenue was primarily due to an increase in Average Revenue per Customer, partially offset by a decrease in Customers during the three months ended September 30, 2017.  The change in net revenue also reflects the planned reduction in our marketing investment during the three months ended September 30, 2017.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	September 30,
	2017	2016	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$164,444	$145,644	13%
% of net revenue	78.1%	70.9%

Cost of goods sold, excluding depreciation and amortization, increased by $18.8 million, or 13%, to $164.4 million for the three months ended September 30, 2017 from $145.6 million for the three months ended September 30, 2016.  This increase was primarily driven by an increase in labor costs and food and product packaging costs. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 78.1% for the three months ended September 30, 2017 from 70.9% for the three months ended September 30, 2016.  The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue was primarily due to:

•

an increase of 410 basis points in labor costs primarily driven by the launch of new infrastructure to support our product expansion initiatives, including the transition to our new Linden, New Jersey fulfillment center, and wage increases in our fulfillment centers;

•

an increase of 260 basis points in food and product packaging costs primarily due to the expansion of our product offerings and increased use of premium ingredients in our recipes to better align recipe rotations with customer preferences; and

•	an increase of 40 basis points due to an annual rate increase from shipping carriers and the expansion of our refrigerated shipping network.

We expect these increased costs to continue while we remain focused on operational improvements in our newly launched Linden, New Jersey fulfillment center.

Marketing

	Three Months Ended
	September 30,
	2017	2016	% Change
	(In thousands)
Marketing	$34,244	$49,618	(31)%
% of net revenue	16.3%	24.2%

Marketing expenses decreased by $15.4 million, or 31%, to $34.2 million for the three months ended September 30, 2017 from $49.6 million for the three months ended September 30, 2016.  The decrease was primarily driven by a planned reduction in marketing investment. As a percentage of net revenue, marketing expenses decreased to 16.3% for the three months ended September 30, 2017 from 24.2% for the three months ended September 30, 2016.  This decrease as a percentage of net revenue primarily included a decrease of 570 basis points for various offline and online paid advertising channels, and a decrease of 220 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders. This reflects the planned reduction in marketing in the third quarter of 2017 as we remain focused on operational improvements in our newly launched Linden, New Jersey fulfillment center. The three months ended September 30, 2016 also represented a period of particulary high marketing expense. We anticipate our planned reduction in marketing expense to continue in the fourth quarter of 2017.

Product, Technology, General and Administrative

	Three Months Ended
	September 30,
	2017	2016	% Change
	(In thousands)
Product, technology, general and administrative	$65,744	$45,589	44%
% of net revenue	31.2%	22.2%

Product, technology, general and administrative expenses increased by $20.2 million, or 44%, to $65.7 million for the three months ended September 30, 2017 from $45.6 million for the three months ended September 30, 2016.  This increase was primarily due to increased investment to support business initiatives, including:

•

an increase of $13.8 million in personnel costs primarily driven by increased headcount in corporate and other managerial positions in the third quarter of 2017 compared to the third quarter of 2016; and

•	an increase of $5.8 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent.

As a percentage of net revenue, product, technology, general and administrative expenses increased to 31.2% for the three months ended September 30, 2017 from 22.2% for the three months ended September 30, 2016 primarily due to increased investment to execute on key business initiatives, such as fulfillment center and other operational improvements and ongoing product expansion.

In October 2017, we implemented a company-wide realignment of personnel to support our strategic priorities. This realignment resulted in a reduction of approximately 6% of our total workforce across our corporate offices and fulfillment centers. As a result of the realignment, we expect to incur approximately $3.5 million in employee-related expenses, primarily consisting of severance payments, substantially all of which will result in cash expenditures. We expect to recognize such expenses in Other operating expense during the fourth quarter of 2017. As a result of the personnel realignment, we expect annual savings beginning in 2018 of approximately $23.5 million, including $17.5 million to product, technology, general and administrative expenses and $6.0 million to cost of goods sold, excluding depreciation and amortization.

As an additional step in the realignment, we performed a review of our real estate needs, including our previous plans to build-out a new facility in Fairfield, California primarily to support our future west coast fulfillment operations. Based on this review, in October 2017, we determined to no longer pursue our planned build-out of the Fairfield facility. As a result, we are continuing to evaluate potential alternatives for the leased Fairfield property, which we expect to take possession of in November 2017, upon completion of the building structure by the landlord.  The carrying amount of our long-lived assets in Fairfield, subject to a potential impairment charge, were $34.9 million as of September 30, 2017, primarily consisting of the building structure, which also has a corresponding facility financing obligation of $33.6 million.  In addition, our future non-cancelable minimum lease payments are $38.5 million through 2028.

Depreciation and Amortization

	Three Months Ended
	September 30,
	2017	2016	% Change
	(In thousands)
Depreciation and amortization	$8,774	$1,992	340%
% of net revenue	4.2%	1.0%

Depreciation and amortization increased by $6.8 million, or 340%, to $8.8 million for the three months ended September 30, 2017 from $2.0 million for the three months ended September 30, 2016.  This increase was primarily driven by continued investment in property and equipment in our fulfillment centers to support key business initiatives, such as fulfillment center and other operational improvements and ongoing product expansion.  As a percentage of net revenue, depreciation and amortization increased to 4.2% for the three months ended September 30, 2017 from 1.0% for the three months ended September 30, 2016.

Other Operating Expense

Other operating expense for the three months ended September 30, 2017 and 2016 was $5.9 million and $0.0 million, respectively.  Other operating expense for the three months ended September 30, 2017 reflects non-cash impairment charges on fulfillment center long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our new fulfillment center in Linden.

Income (Loss) from Operations

	Three Months Ended
	September 30,
	2017	2016	% Change
	(In thousands)
Income (loss) from operations	$(68,502)	$(37,391)	83%
% of net revenue	(32.5)%	(18.2)%

Income (loss) from operations for the three months ended September 30, 2017 and 2016 was $(68.5) million and $(37.4) million, respectively.  This change was due to an increase in operating expenses of $36.3 million, which was partially offset by an increase in net revenue of $5.2 million.  As a percentage of net revenue, income (loss) from operations was (32.5)% and (18.2)% for the three months ended September 30, 2017 and 2016, respectively.  This decrease as a percentage of net revenue was primarily driven by an increase in operating expenses as a percentage of net revenue primarily due to increased investment to support key business initiatives, which was partially offset by the shift in our marketing strategy from 2016 to 2017.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended September 30, 2017 and 2016 was $(1.3) million and $0.1 million, respectively.  This increase in interest expense was primarily due to $(1.1) million of interest incurred on outstanding borrowings under our revolving credit facility and $(0.6) million of interest associated with our build-to-suit lease financings.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2017 and 2016 was $(17.6) million and $0.0 million, respectively. Other income (expense), net for the three months ended September 30, 2017 reflects a non-cash loss related to the automatic conversion and settlement of the convertible notes upon the closing of the IPO on July 5, 2017.

Income Taxes

The benefit and provision for income taxes recorded in the three months ended September 30, 2017 and 2016, respectively, reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations. The tax benefit in the current period resulted from a tax position claimed on a state tax return in a jurisdiction in which we had previously accrued income tax.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net Revenue

	Nine Months Ended
	September 30,
	2017	2016	% Change
	(In thousands)
Net revenue	$693,538	$579,474	20%

Net revenue increased by $114.1 million, or 20%, to $693.5 million for the nine months ended September 30, 2017 from $579.5 million for the nine months ended September 30, 2016.  The increase in net revenue was primarily due to an increase in Orders and Average Revenue per Customer during the nine months ended September 30, 2017.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Nine Months Ended
	September 30,
	2017	2016	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$496,495	$385,489	29%
% of net revenue	71.6%	66.5%

Cost of goods sold, excluding depreciation and amortization, increased by $111.0 million, or 29%, to $496.5 million for the nine months ended September 30, 2017 from $385.5 million for the nine months ended September 30, 2016.  This increase was driven by an increase in Orders.  As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 71.6% for the nine months ended September 30, 2017 from 66.5% for the nine months ended September 30, 2016.  The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue was primarily due to:

•

an increase of 320 basis points in labor costs primarily driven by the launch of new infrastructure to support our product expansion initiatives, including the transition to our new Linden, New Jersey fulfillment center, and wage increases in our fulfillment centers;

•

an increase of 110 basis points in food and product packaging costs primarily due to the expansion of our product offerings and increased use of premium ingredients in our recipes to better connect recipe rotations with customer preferences; and

•	an increase of 90 basis points due to an annual rate increase from shipping carriers and the expansion of our refrigerated shipping network, which enabled a reduction in fulfillment packaging.

We expect these increased costs to continue while we remain focused on operational improvements in our newly launched Linden, New Jersey fulfillment center.

Marketing

	Nine Months Ended
	September 30,
	2017	2016	% Change
	(In thousands)
Marketing	$129,368	$107,062	21%
% of net revenue	18.7%	18.5%

Marketing expenses increased by $22.3 million, or 21%, to $129.4 million for the nine months ended September 30, 2017 from $107.1 million for the nine months ended September 30, 2016.  The increase was primarily driven by increased investment in various offline and online paid advertising channels to drive customer acquisition, as well as an increasing focus on customer retention and brand awareness.  As a percentage of net revenue, marketing expenses increased to 18.7% for the nine months ended September 30, 2017 from 18.5% for the nine months ended September 30, 2016.  This increase as a percentage of net revenue primarily included an increase of 150 basis points for various offline and online paid advertising channels, partially offset by a decrease of 130 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders.  This reflects the planned reduction in marketing in the third quarter of 2017 as we continue to work through operational complexities associated with the transition to our new fulfillment center in Linden, New Jersey.  In 2017, we anticipate that the first quarter will be the highest quarter in terms of marketing investment.

Product, Technology, General and Administrative

	Nine Months Ended
	December 31,
	2017	2016	% Change
	(In thousands)
Product, technology, general and administrative	$194,627	$110,586	76%
% of net revenue	28.1%	19.1%

Product, technology, general and administrative expenses increased by $84.0 million, or 76%, to $194.6 million for the nine months ended September 30, 2017 from $110.6 million for the nine months ended September 30, 2016.  This increase was primarily due to increased investment to support business initiatives, including:

•	an increase of $46.0 million in personnel costs primarily driven by increased headcount in corporate and other managerial positions;
•	an increase of $22.2 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent; and
•	an increase of $15.7 million in corporate overhead and administrative costs, which includes an increase of $2.2 million in payment processing fees driven by the increase in net revenue.

As a percentage of net revenue, product, technology, general and administrative expenses increased to 28.1% for the nine months ended September 30, 2017 from 19.1% for the nine months ended September 30, 2016 primarily due to increased investment to execute on key business initiatives, such as fulfillment center and other operational improvements and ongoing product expansion.

Depreciation and Amortization

	Nine Months Ended
	September 30,
	2017	2016	% Change
	(In thousands)
Depreciation and amortization	$18,337	$5,251	249%
% of net revenue	2.6%	0.9%

Depreciation and amortization increased by $13.1 million, or 249%, to $18.3 million for the nine months ended September 30, 2017 from $5.3 million for the nine months ended September 30, 2016.  This increase was primarily driven by continued investment in property and equipment in our fulfillment centers to support key business initiatives, such as fulfillment center and other operational improvements and ongoing product expansion.  As a percentage of net revenue, depreciation and amortization increased to 2.6% for the nine months ended September 30, 2017 from 0.9% for the nine months ended September 30, 2016.

Other Operating Expense

Other operating expense for the nine months ended September 30, 2017 and 2016 was $5.9 million and $0.0 million, respectively.  Other operating expense for the nine months ended September 30, 2017 reflects non-cash impairment charges on fulfillment center long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our new fulfillment center in Linden, New Jersey.

Income (loss) from Operations

	Nine Months Ended
	September 30,
	2017	2016	% Change
	(In thousands)
Income (loss) from operations	$(151,223)	$(28,914)	423%
% of net revenue	(21.8)%	(5.0)%

Income (loss) from operations for the nine months ended September 30, 2017 and 2016 was $(151.2) million and $(28.9) million, respectively.  This change was due to an increase in operating expenses of $236.4 million, which was partially offset by an increase in net revenue of $114.1 million.  As a percentage of net revenue, income (loss) from operations was (21.8)% and (5.0)% for the nine months ended September 30, 2017 and 2016, respectively.  This decrease as a percentage of net revenue was primarily driven by an increase in operating expenses as a percentage of net revenue primarily due to increased investment to support key business initiatives and ongoing product expansion.

Interest Income (Expense), Net

Interest income (expense), net for the nine months ended September 30, 2017 and 2016 was $(4.8) million and $0.2 million, respectively.  This increase in interest expense was primarily due to $(2.3) million of non-cash discount amortization related to our convertible notes and $(2.5) million of interest incurred on outstanding borrowings under our revolving credit facility and interest associated with our build-to-suit financings.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2017 and 2016 was $(15.0) million and $0.0 million, respectively.  Other income (expense), net for the nine months ended September 30, 2017 reflects a non-cash loss related to the automatic conversion and settlement of the convertible notes upon the closing of the IPO on July 5, 2017.

Income Taxes

The provision for income taxes recorded in the nine months ended September 30, 2017 and 2016 reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.  The tax benefit in the current period resulted from a tax position claimed on a state tax return in a jurisdiction in which we had previously accrued income tax.

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

Adjusted EBITDA represents our net loss before interest income (expense), net, other operating expense, other income (expense), net, benefit (provision) for income taxes and depreciation and amortization, adjusted to eliminate share-based compensation expense.

We define adjusted EBITDA as earnings (loss) before interest income (expense), other operating expense, other income (expense), taxes, depreciation, amortization and share-based compensation expense. We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business.

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

•	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
•	adjusted EBITDA excludes other operating expense, as other operating expense represents impairment losses;
•	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
•	adjusted EBITDA excludes other expense, as other expense represents a one time loss on extinguishment of convertible notes;
•	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(87,201)	$(37,359)	$(171,023)	$(28,809)
Share-based compensation	5,760	772	8,752	2,060
Depreciation and amortization	8,774	1,992	18,337	5,251
Other operating expense	5,934	—	5,934	—
Interest (income) expense, net	1,281	(59)	4,803	(187)
Other (income) expense, net	17,551	—	14,984	—
Provision (benefit) for income taxes	(133)	27	13	82
Adjusted EBITDA	$(48,034)	$(34,627)	$(118,200)	$(21,603)

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures to support our business, including construction and automation at our fulfillment centers.  Historically, we have financed our operations through private sales of equity securities and payments received from customers.  We have raised a total of $194.9 million from the sale of convertible preferred stock, net of costs associated with such financings.  In 2016, we entered into a revolving credit facility, which is classified as long‑term debt in our consolidated balance sheet.  Long‑term debt, net of debt issuance costs, was $124.6 million as of September 30, 2017 and $44.5 million as of December 31, 2016.  In May and June 2017, we issued and sold $63.5 million and $1.1 million, respectively, in aggregate principal amount of convertible notes.

On July 5, 2017, we closed our IPO of 30,000,000 shares of Class A common stock, generating proceeds of $278.0 million, net of the underwriting discount and other offering expenses. The proceeds from the IPO are expected to be used for working capital, capital expenditures and general corporate purposes. Upon the completion of the IPO, all outstanding convertible preferred stock and the outstanding aggregate principal amount of, and all accrued and unpaid interest on, the Company's outstanding convertible notes each automatically converted into shares of the Company's Class B common stock.

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

Total restricted cash was $2.4 million as of September 30, 2017 and $4.1 million as of December 31, 2016.  Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases.  Restricted cash that relates to leases extended beyond one year has been classified as a long‑term asset.

We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities.  Our working capital was $(45.7) million as of September 30, 2017 and $(58.1) million as of December 31, 2016.

We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.  Our future capital requirements and the availability and accessibility to additional funds will depend on many factors, including those described in the section captioned “Risk Factors” under Part II, Item 1A below.

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated.

	Nine Months Ended September 30,
	2017	2016

Net cash from (used in) operating activities	$(122,765)	$15,336
Net cash from (used in) investing activities	(115,676)	(27,876)
Net cash from (used in) financing activities	423,267	4,560
Increase (decrease) in cash and cash equivalents	184,826	(7,980)
Cash and cash equivalents–beginning of period	81,468	126,860
Cash and cash equivalents–end of period	$266,294	$118,880

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists primarily of net income (loss) adjusted for certain non‑cash items and changes in operating assets and liabilities.

For the nine months ended September 30, 2017, net cash used in operating activities was $122.8 million and consisted of a net loss of $171.0 million reduced for non‑cash items of $51.8 million and increased by changes in operating assets and liabilities of $3.5 million.  Operating assets and liabilities consisted primarily of increases in accounts payable of $2.8 million and other noncurrent assets and liabilities of $5.0 million, offset by a decrease in deferred revenue of $4.5 million and increases in receivables and prepaid expenses and other current assets of $4.0 million and $3.1 million, respectively.  For the nine months ended September 30, 2016, net cash from operating activities was $15.3 million and consisted of net loss of $28.8 million reduced for non‑cash items of $8.5 million and changes in operating assets and liabilities of $35.6 million.  Operating assets and liabilities consisted primarily of increases in accounts payable, accrued expenses and other current liabilities, and deferred revenue of $10.9 million, $32.9 million, and $6.8 million, respectively, partially offset by increases in inventory of $14.1 million.

Net Cash from (used in) Investing Activities

Net cash used in investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.

For the nine months ended September 30, 2017, net cash used in investing activities was $115.7 million and consisted primarily of $116.1 million for purchases of property and equipment, including capitalized software costs, and $1.2 million of cash paid for an acquisition, partially offset by a decrease in non-current restricted cash of $1.6 million.  Cash paid for capital expenditures in the nine months ended September 30, 2017 was driven by the continued construction and investments in automation equipment at our fulfillment centers and the acquisition of fixed assets to support business initiatives and ongoing product expansion.  For the nine months ended September 30, 2016, net cash used in investing activities was $27.9 million and consisted primarily of $24.1 million for purchases of property and equipment, including capitalized software costs, and an increase in restricted cash of $3.8 million.

In 2016, we started construction at our new fulfillment centers in New Jersey and California.  As a result of the nature of our involvement in the construction of these new fulfillment centers, we are considered to be the owner for accounting purposes.  We follow build‑to‑suit accounting for these arrangements and capitalize the fair value of the buildings and direct construction costs incurred along with a corresponding facility financing liability.  At the end of the construction period, we assess whether these arrangements qualify for sales recognition under sale‑leaseback accounting guidance.  If upon completion of construction, the arrangement does not meet the sale‑leaseback criteria, we will continue to be considered the owner of the buildings for accounting purposes.  In June 2017, upon completion of construction of our new fulfillment center in New Jersey, we performed the sale-leaseback analysis and concluded that it is appropriate for us to continue to be considered the owner of the building for accounting purposes. We recently performed a review of our real estate needs, including our previous plans to build-out a new facility in Fairfield, California primarily to support our future west coast fulfillment operations. Based on this review, in October 2017, we determined to no longer pursue our planned build-out of the Fairfield facility. As a result, we are continuing to evaluate potential alternatives for the leased Fairfield property, which we expect to take possession of in November 2017, upon completion of the building structure by the landlord.  In the future we expect to incur capital expenditures primarily related to automation equipment in our fulfillment centers in order to optimize and drive efficiency in our operations.  As of September 30, 2017, our projected capital expenditures are expected to amount to approximately $30.0 million to $70.0 million in the aggregate for the remainder of 2017 and 2018.  The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual growth in our business and may vary significantly from our estimates.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from our initial public offering, issuance of convertible preferred stock, and our net borrowings under our revolving credit facility.

For the nine months ended September 30, 2017, financing activities provided $423.3 million in cash primarily from $278.2 million in proceeds from our initial public offering, net of the underwriting discount and other offering expenses, $80.0 in borrowings under our revolving credit facility net of issuance costs, and $64.4 million in proceeds from convertible notes, net of issuance costs.  The proceeds from borrowing under the revolving credit facility have primarily been used to finance our increased capital expenditures. The proceeds from the convertible notes have been used to finance our operating expenditures.  For the nine months ended September 30, 2016, net cash from financing activities was $4.6 million and consisted primarily of $4.5 million in borrowings under our revolving credit facility, net of issuance costs.

Revolving Credit Facility

In August 2016, we entered into the revolving credit facility.  The revolving credit facility matures in August 2019 and advances thereunder are secured by certain of our tangible and intangible assets.  Absent any default, the revolving credit facility can be terminated at our discretion.  As of September 30, 2017, we had $125.0 million in outstanding borrowings and $1.4 million in issued letters of credit under the revolving credit facility. As of December 31, 2016, we had $45.0 million in outstanding borrowings and $0.3 million in issued letters of credit under the revolving credit facility.  In May 2017, we amended our revolving credit facility to permit the issuance of our convertible notes and to increase the amount available to borrow by $25.0 million to an aggregate maximum amount of $175.0 million.  In June 2017, we amended our revolving credit facility to increase the amount available to borrow by an additional $25.0 million to an aggregate maximum amount of $200.0 million.

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

The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral and limitations on dividends and stock repurchases.  As of September 30, 2017 and December 31, 2016, we were in compliance with all of our covenants under our revolving credit facility.

Convertible Notes

In May 2017 and June 2017, the Company issued and sold $63.5 million and $1.1 million, respectively, in aggregate principal amount of convertible promissory notes (the “convertible notes”). The total net proceeds from the convertible notes, after deducting initial debt issuance costs of $0.2 million, was approximately $64.4 million. The convertible notes were unsecured general obligations and were subordinated to all of the Company’s current or future senior debt, including indebtedness under the revolving credit facility. The convertible notes were set to mature on May 3, 2019 and bore interest at a rate of 3.5% per annum, compounded annually.

At the issuance date, in accordance with accounting guidance on beneficial conversion features, the Company recorded the portion of the debt proceeds equal to the intrinsic value of the optional conversion feature upon maturity, and recorded $19.6 million as a beneficial conversion feature in stockholders’ equity. The Company also fair valued and bifurcated the automatic conversion features from the respective host debt instrument, and recorded a debt derivative of $15.4 million at date of issuance which has been classified in Accrued expenses and other current liabilities. The derivative liability was revalued at each reporting date with changes in fair value recorded as a component of Other income (expense), net. The resulting debt discount from the derivative liability and beneficial conversion feature was amortized to interest expense using the effective interest rate method.

On July 5, 2017, upon the closing of the IPO, the outstanding principal amount and all accrued and unpaid interest on the convertible notes were automatically converted into 7,023,201 shares of Class B common stock. Upon the conversion of the convertible notes, the outstanding principal, derivative, accrued interest, and discount was settled, resulting in a net loss on extinguishment of $17.6 million recorded in Other income (expense), net. The fair value of the shares issued upon conversion is recorded in stockholder’s equity (deficit).

During the three and nine months ended September 30, 2017, the Company incurred $0.1 million and $2.3 million, respectively, of interest expense related to amortization of debt discount and initial debt issuance costs prior to the note conversion.

Contractual Obligations

Other than the borrowings disclosed above in the "Revolving Credit Facility" and “Convertible Notes” sections and changes which occur in the normal course of business, as of September 30, 2017, there were no significant changes to the contractual obligations reported at December 31, 2016. In May 2017, the Company commenced a non-cancelable purchase commitment with a food supplier. Based on projected minimum purchase volumes and expected pricing, the Company’s minimum purchase obligation is estimated to be approximately $42.5 million in the aggregate through 2020.  Total purchases under the contract may be higher than the minimum non-cancelable commitment.  In addition, in May 2017, we amended the lease for one of our offices in New York, New York to extend the term through October 2019 and lease additional office space at the location.  The amendment resulted in an increase of $7.6 million in the minimum lease payments required over the remaining term of the lease arrangement.

Off‑Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we did not have any off‑balance sheet arrangements, except for operating leases entered into in the normal course of business as discussed above.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Principal versus Agent Considerations), to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing), to clarify the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients), to clarify the implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts, and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, (Revenue from Contracts with Customers), to clarify the guidance or to correct unintended application of guidance. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, to add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. For the Company, the guidance is effective for annual periods beginning after December 15, 2018. Non-public entities are permitted to adopt the standard as early as annual reporting periods beginning after December 15, 2016 and interim periods therein. The Company is evaluating the impact this new guidance may have on its Consolidated Financial Statements.

In February 2016, the FASB issued its final standard on lease accounting, Accounting Standards Update No. 2016-02,  Leases (Topic 842), which supersedes Topic 840, Leases. The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, to add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. For the Company, the new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact this new guidance may have on its Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to several putative class action lawsuits alleging federal securities law violations in connection with its IPO—two in the U.S. District Court for the Eastern District of New York and one in the U.S. District Court for the District of New Jersey.  These purported class actions were filed in August 2017 against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO.  A stipulation entered in all of these pending actions provides that a consolidated class action complaint will be filed after a lead plaintiff is appointed.  The Company is in the preliminary stages of reviewing the allegations made in the complaints and, as a result, is unable to provide any assurances as to the ultimate outcome of these lawsuits or that an adverse resolution of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In addition, from time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business.  Although the results of such litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows.  Regardless of the outcome, any such litigation and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

We have a limited operating history and a novel business model, which make it difficult to evaluate our future prospects and the risks and challenges we may encounter in seeking to execute on our strategies.  These risks and difficulties include our ability to:

•	forecast our revenues and plan our operating expenses;
•	attract new customers and retain existing customers;
•	manage our personnel and operations;
•	expand our product offerings;
•	achieve and maintain profitability;
•	maintain and grow the value of our brand and reputation;
•	scale our supply chain while avoiding material disruptions or adverse incidents in our operations;

•	maintain relationships with our existing suppliers and secure relationships with new suppliers to supply quality ingredients for use in our product offerings;
•	scale and adapt our supply chain, production, operations and expenses, including marketing expenses, in response to customer demand and seasonal trends;
•	adapt to evolving trends in the ways consumers purchase, prepare and consume food, as well as in how consumers interact with technology;
•	comply with laws and regulations applicable to our business, including food safety, employment and health and safety regulations; and
•	hire, integrate, and retain talented employees with a broad and varied range of skills and expertise.

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

We have experienced net losses in each year since our inception.  In the years ended December 31, 2014, 2015 and 2016, we incurred net losses of $(30.8) million, $(47.0) million and $(54.9) million, respectively.  In the nine months ended September 30, 2016 and 2017, we incurred a net loss of ($28.8) million and $(171.0) million, respectively.  We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to increase our customer base and supplier network, expand our marketing channels, invest in our distribution and fulfillment infrastructure, hire additional employees and enhance our technology and infrastructure capabilities.  Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue and margins sufficiently to offset these higher expenses.  We incur significant expenses in developing our technology, building out our fulfillment centers, obtaining and storing ingredients and other products, and marketing the products we offer.  In addition, many of our expenses, including the costs associated with our existing and future fulfillment centers, are fixed.  Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

If we fail to cost‑effectively acquire new customers, retain our existing customers, or increase the number of customers we serve, or if we fail to derive revenue from our existing customers consistent with our historical performance, our business could be materially adversely affected.

Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to cost‑effectively acquire new customers, to retain existing customers, and to keep existing customers engaged so that they continue to purchase products from us. If we are unable to cost‑effectively acquire new customers, retain our existing customers or keep existing customers engaged, or increase the number of customers we serve, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined from 943,000 in the three months ended June 30, 2017 to 856,000 in the three months ended September 30, 2017, and our revenue declined from $238.1 million to $210.6 million in those periods.  Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. Many of our new customers originate from referrals from existing customers, and therefore we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals.

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

We spend significant amounts on advertising and other marketing activities, such as television, digital and social media, direct mail, radio and podcasts, and email, to acquire new customers, retain and engage existing customers, and promote our brand, and we expect our marketing expenses to continue to comprise a significant portion of our operating expenses. For 2014, 2015 and 2016, our marketing expenses were $14.0 million, $51.4 million and $144.1 million, respectively, representing approximately 17.9%, 15.1% and 18.1% of net revenue, respectively. For the three months ended September 30, 2016 and 2017, our marketing expenses were $49.6 million and $34.2 million, respectively, representing approximately 24.2% and 16.3% of net revenue, respectively. For the nine months ended September 30, 2016 and 2017, our marketing expenses were $107.1 million and $129.4 million, respectively, representing approximately 18.5% and 18.7% of net revenue, respectively. Despite our focus on marketing activities, we may fail to identify cost‑efficient marketing opportunities as we scale our investments in marketing or fail to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third‑party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results.

If we fail to resume revenue growth or to manage future growth effectively, our business could be materially adversely affected.

We have grown rapidly since inception and anticipate further growth over the long term.  Our net revenue increased from $77.8 million in 2014 to $340.8 million in 2015 and to $795.4 million in 2016, and from $205.5 million for the three months ended September 30, 2016 to $210.6 million for the three months ended September 30, 2017.  However, our revenue declined from $238.1 million for the three months ended June 30, 2017 to $210.6 million for the three months ended September 30, 2017.  As we have scaled our business, the number of our full-time employees increased from 1,051 at December 31, 2014 to 2,997 at December 31, 2015, to 5,028 at December 31, 2016 and to 5,375 at September 30, 2017. The growth in our business has placed significant demands on our management, financial, operational, technological and other resources.  The growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional resources to meet our needs, which may not be available in a cost‑effective manner or at all.  We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations.  If we do not resume revenue growth or if we do not effectively manage our future growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high‑quality product offerings.

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

If we do not successfully build out and operate our fulfillment centers, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business.  We have encountered in the past, and may encounter in the future, difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, requiring us to use temporary workers through third parties at greater cost and with lower levels of performance.  If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, our customers may experience delays in receiving their meal deliveries, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results.  In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short term basis, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results.    For example, unexpected complexities and costs have recently arisen with the launch of our Linden, New Jersey fulfillment center, which are adversely affecting our revenue expectations, the rollout of our new product offerings, and our ability to acquire and retain new customers.

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

Assuming we grow in the future, we will need to continue to add additional fulfillment and storage capacity in order to meet customer demand.  For example, we recently launched a new fulfillment center in Linden, New Jersey, which increased our overall fulfillment capacity. If we do not successfully manage our ongoing real property and operational needs or if we redeploy these facilities for other uses or vacate these facilities, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business, financial condition and operating results.  For example, in July 2017, we approved a plan to transition all of our Jersey City, New Jersey fulfillment center operations to our new fulfillment center in Linden, New Jersey and, as a result, have performed an impairment test in accordance with ASC 360-10-35. For further discussion of this transition, see “Note 5 in our Consolidated Financial Statements.”  In addition, we expect to incur future capital expenditures, primarily related to our fulfillment centers. For a discussion of our projected future capital expenditures, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity.”  The timing and amount of our projected capital expenditures is dependent upon a number of factors, including the actual and anticipated growth in our business, and may vary significantly from our estimates, and we cannot assure you that these and any other new fulfillment centers will be timely constructed, that we will effectively integrate new facilities into our existing fulfillment operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute our expansion plans or recruit qualified managerial and operational personnel necessary to support our expansion plans.  The expansion of our fulfillment capacity will put pressure on our managerial, financial, operational, technological and other resources.

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

Our continued success is also dependent upon our ability to attract, retain and effectively deploy other qualified employees possessing a broad range of skills and expertise.  We may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future, and, to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees.  Additionally, we may not be able to hire new employees quickly enough to meet our needs, and we must effectively deploy our workforce in order to efficiently allocate our internal resources. For example, in October 2017, we implemented a company-wide realignment of personnel to support our strategic priorities. This realignment resulted in a reduction of approximately 6% of our total workforce across our corporate offices and fulfillment centers.  If we fail to meet our hiring needs, successfully integrate our new hires or effectively deploy our existing personnel, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could all suffer.  Any of these factors could materially adversely affect our business, financial condition and operating results.

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

The Federal Food, Drug, and Cosmetic Act, or FDCA, which governs the shipment of foods in interstate commerce, generally does not distinguish between intentional and unknowing, non‑negligent violations of the law’s requirements.  Most state and local laws operate similarly.  Consequently, almost any deviation from subjective or objective requirements of the FDCA or state or local law leaves us vulnerable to a variety of civil and criminal penalties.  In the future, we may deploy new equipment, update our facilities or occupy new facilities.  These activities require us to adjust our operations and regulatory compliance systems to meet rapidly changing conditions.  Although we have adopted and implemented systems to prevent the production of unsafe or mislabeled products, any failure of those systems to prevent or anticipate an instance or category of deficiency could result in significant business interruption and financial losses to us.  The occurrence of events that are difficult to prevent completely, such as the introduction of pathogenic organisms from the outside environment into our facilities, also may result in the failure of our products to meet legal standards.  Under these conditions we could be exposed to civil and criminal regulatory action.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  For example, we are subject to several putative class action lawsuits alleging federal securities law violations in connection with our IPO.    Because of the past and the potential future volatility of our stock price, we may become the target of additional securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

As of September 30, 2017, we had outstanding a total of 30,042,687 shares of Class A common stock, 160,097,378 shares of Class B common stock, and no shares of Class C capital stock. Of these shares, the 30,000,000 shares of our Class A common stock sold in our IPO are freely tradable, and the balance of the outstanding shares will be available for sale in the public market beginning following the expiration of lock-up agreements entered into in connection with our IPO. The representatives of the underwriters in our IPO may release these stockholders from their lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market.

As of September  30, 2017, an aggregate of 17,403,468 shares of our common stock was reserved for future issuance under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 under the Securities Act.

Additionally, as of September 30, 2017, the holders of an aggregate of approximately 113 million shares of our common stock have rights, subject to certain conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

From July 1, 2017 through September 30, 2017, we issued and sold to our employees, consultants, and other service providers an aggregate of unregistered 91,150 shares of Class B common stock upon the exercise of stock options under our 2012 Equity Incentive Plan at per share exercise prices ranging from $0.0792 to $7.04.

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

We paid to the underwriters of our initial public offering an underwriting discount totaling approximately $16.5 million. In addition, we incurred expenses of approximately $5.5 million which, when added to the underwriting discount, amount to total expenses of approximately $22.0 million. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $278.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 29, 2017.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

Index to Exhibits

Exhibit	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Date: November 3, 2017	/s/ Matthew B. Salzberg
Matthew B. Salzberg
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	/s/ Bradley J. Dickerson
Bradley J. Dickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)