Form 10-K
period 2017-12-31
Blue Apron Holdings, Inc.
filed 2018-02-22
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001‑38134

Blue Apron Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81‑4777373
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 West 23rd Street, New York, New York	10010
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (347) 719‑4312

Securities registered pursuant to Section 12(b) of the Act:

.
Title of each class		Name of each exchange on which registered

Class A Common Stock $0.0001 par value		New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

Non-accelerated filer ☒ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act).

Yes ☐	No ☒

Based on the closing price of the Registrant’s Class A Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2017, the aggregate market value of its Class A Common Stock and Class B Common Stock (based on a closing price of $9.34 per share on June 30, 2017 as reported on the New York Stock Exchange and giving effect to the conversion of all convertible preferred stock and convertible notes into shares of Class B Common Stock that occurred on July 5, 2017) held by non-affiliates was approximately $429.9 million.

As of January 31, 2018 there were 39,693,154 shares of Class A Common Stock, 151,694,847 shares of Class B Common Stock and 0 shares of Class C Capital Stock outstanding.

Documents Incorporated by Reference:

Portions of the proxy statement to be filed pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of this fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10‑K.

BLUE APRON HOLDINGS, INC.

9

PART I
	Item 1.	Business	4
	Item 1A.	Risk Factors	12
	Item 1B.	Unresolved Staff Comments	39
	Item 2.	Properties	39
	Item 3.	Legal Proceedings	39
	Item 4.	Mine Safety Disclosures	40

PART II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	41
	Item 6.	Selected Consolidated Financial Data	44
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	69
	Item 8.	Financial Statements and Supplementary Data	70
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
	Item 9A.	Controls and Procedures	70
	Item 9B.	Other Information	70

PART III
	Item 10.	Directors, Executive Officers, and Corporate Governance	71
	Item 11.	Executive Compensation	71
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	71
	Item 14.	Principal Accountant Fees and Services	71

PART IV
	Item 15.	Exhibits and Financial Statement Schedule	72
	Item 16.	Form 10-K Summary	72

EXHIBITS INDEX			73
SIGNATURES			77

Unless the context otherwise requires, we use the terms “Blue Apron”, the “Company”, “we”, “us”, and “our” in this Annual Report, to refer to Blue Apron Holdings, Inc. and, where appropriate, our consolidated subsidiaries.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial and Operating Metrics” for the definitions of the following terms used in this Annual Report: “Orders”, “Customers”, “Average Order Value”, “Orders per Customer”, and “Average Revenue per Customer”.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

PART I

ITEM 1.               BUSINESS.

Blue Apron creates incredible experiences. Founded in 2012, we are building a consumer lifestyle brand that symbolizes the emotional human connections that are formed through the cooking experiences we create.

Our core product is the meal experience we help our customers create.  These experiences extend from discovering new recipes, ingredients, and cooking techniques to preparing meals with families and loved ones to sharing photos and stories of culinary triumphs.  Central to these experiences are the original recipes we design and send along with fresh, seasonal ingredients directly to our customers. Our recipes are accompanied by printed and digital content, including how‑to instructions and the stories of our suppliers and specialty ingredients.  We also sell wine, which can be paired with our meals, and we sell a curated selection of cooking tools, utensils, and pantry items, which are tested and recommended by our culinary team. Our customers span ages, geographies, income brackets, and culinary expertise. They include recent college graduates, young couples, families, singles, and empty nesters. Our passionate community of home cooks tell us, through emails, phone calls, and social media, how much Blue Apron has changed their lives.

Central to our operations, we have developed an integrated ecosystem that employs technology and expertise across many disciplines. Our supply-demand coordination activities––demand planning, recipe creation, recipe merchandising, fulfillment operations, and marketing––drive our end-to-end value chain.

Our Products

Meals

We currently offer two meal plans: a 2-Person Plan that serves two people, and a Family Plan that serves four people. In 2017, we completed the launch of our recent product expansion, which provided increased flexibility, including the ability to choose a greater or fewer number of recipes per order, as well as additional recipe options to our customers. Based on the number of Orders in 2017 per plan type, 79% of our meal Orders were for the 2‑Person Plan and 21% were for the Family Plan.

Our customers can plan their orders to complement their individual tastes and lifestyles.  Some customers prefer to let our recipe recommendation algorithm choose their recipes based on the food preferences they have provided to us, while other customers actively choose, several weeks in advance of delivery, which recipes to receive.  Customers can choose to receive orders each week, or less frequently if that better suits their schedules.  Customers can make their order selections on our website or through our mobile application.

Our culinary team, including chefs who are alumni of some of the best restaurants in the world, such as Michelin-starred Per Se and Blue Hill at Stone Barns, begins the recipe creation process with various seasonal ingredients grown by our farm suppliers. Our chefs apply to these raw ingredients their expertise and insights from our customer feedback and recipe ratings to create recipe offerings every week, with an eye towards what is accessible for families to eat week-in and week-out.

We merchandise our recipes through various campaigns geared toward seasonality, taste preferences, ingredients, or health. Our approach to menu design seeks to balance ingredient supply and cost while appealing to a variety of customer lifestyles and cooking attitudes across a broad range of demographics and taste profiles. We offer at least twelve recipes per week between our 2-Person and Family Plans, striving for a balanced mix of ingredients, cuisines, familiarity, discovery, and preparation times.

The phrase “a great recipe is composed of incredible ingredients” is a core Blue Apron philosophy.  We are committed to sourcing fresh, high‑quality ingredients from farmers, ranchers, fishermen, and artisans year round.  Our recipes change every week based on the season and often feature specialty ingredients not readily available elsewhere.  By merchandising these ingredients into carefully crafted recipes, we are able to introduce our customers to ingredients they may have never experienced before. We also partner with artisan suppliers to create ingredients specifically for our recipes, such as custom BN Ranch demi glace, unique spice blends, or bespoke ramen noodles from a third‑generation noodle maker.

Our ingredient standards are critically important to us and our customers. We source only non‑GMO (genetically modified organism) ingredients and buy from a variety of certified organic producers.  All of our beef, poultry, and pork comes from animals given exclusively vegetarian feed and not treated with added hormones or sub‑therapeutic antibiotics. Similarly, we source high‑quality seafood consistent with the standards established by Monterey Bay Aquarium Seafood Watch, one of the world’s most respected sustainable seafood organizations. In the first quarter of 2017, we also acquired the assets of BN Ranch, a premium supplier of sustainable beef, poultry, and lamb to further support our philosophy on ingredient standards.

Wine

Blue Apron Wine, our direct-to-consumer wine delivery service, uses an integrated supply chain and direct sourcing relationships to deliver high‑quality wines at compelling values.  Each month, we work directly with vineyards and acclaimed winemakers, including our in‑house winemaker, to create custom Blue Apron wines that are specially crafted for our customers and are not available elsewhere.  Our wines pair with our meals and are sized for a dinner for two (in 500ml bottles, rather than traditional 750ml bottles). Customers have the flexibility to customize their box, choosing six bottles from a monthly selection of wines, that best meet their taste preferences. Our wine offerings include red and white wines (and rosés, depending on the season), tasting notes, pairing tips, and the story behind each wine. We are a licensed winery, and currently ship directly to customers in 31 states and Washington, D.C.  We estimate that these 31 states, together with Washington, D.C., represent approximately 85% of the U.S. wine‑drinking population.  Our customers can choose to purchase wine alone or to purchase both meals and wine.  As with our meals, customers may choose to actively manage their wine orders by adjusting deliveries to fit their schedules, or they may simply sign up and receive a delivery each month.

Market

Blue Apron Market, our e-commerce marketplace, features a curated selection of cooking tools, utensils, and pantry items, which are tested and recommended by our culinary team.  Many of these items are not available elsewhere, and we have focused on expanding our exclusive items and partnerships. All of our recipe cards feature cooking tools and utensils from Blue Apron Market, creating an integrated brand experience for our community of home cooks and repeated merchandising opportunities for our company.

Digital Experience

Customers can find recipes, register their preferences, manage their accounts, and make purchases on our site or on our iOS and Android mobile applications. Our digital customer experience is immersive: we offer how-to cooking videos, stories about our suppliers, and our collection of over 1,500 recipes that customers can revisit on their own.

How We Do It

We have created an integrated ecosystem that enables us to source high‑quality, differentiated ingredients, design original recipes around those ingredients, and combine them into meaningful cooking experiences that we deliver to customers across the United States.  Our interconnected end‑to‑end value chain allows us to execute cost‑effectively and at scale.  Coordination between our culinary team, marketing practices, and technology tools helps us pair customer demand with supply, as well as to work with our suppliers to deliver high‑quality food at compelling values.  Our fulfillment and logistics operations are built to support our ongoing product innovation.

Supply‑Demand Coordination

Our supply‑demand coordination activities include demand planning, recipe creation, recipe merchandising, and marketing.  We use near‑term and long‑term demand forecasting based on proprietary data and software to inform decisions at every step of our value chain, from decisions about fulfillment center capacity to crop planning by our farm partners to predicting our supply needs to ingredient purchasing.  This process continues through recipe creation and merchandising, as we craft recipes around available ingredients, and have the ability to make adjustments up to just a few weeks prior to fulfillment.  We have also tailored our marketing strategies based on these demand forecasts and planning to optimize our marketing return‑on‑investment.

Supplier Partnerships

Our deep supplier relationships, built on a foundation of trust, provide us access to a supply of high‑quality ingredients and enable us to reduce costs and enhance utilization of natural resources.  Current strategies we employ with some of our suppliers to support this approach include:

•	Working directly with farmers, ranchers, and fishermen to provide fresh, sustainably sourced ingredients to our customers at a compelling value.
•	Sharing tools and insights to enable our suppliers to improve their efficiency, promote agricultural practices that prioritize long‑term health of the farmland, and produce high‑quality ingredients.
•

Collaborating with farmers and ranchers on meat and poultry that meets our animal welfare standards, giving us the ability to provide premium, humanely-raised products to our customers, such as grass-fed beef and pasture-raised poultry.

Operations

Our purchasing, production, fulfillment, and logistics operations are integrated with our demand management and supplier relationships.  Successfully integrating these disparate activities requires us to possess a variety of competencies: a team with deep, ingredient‑specific relationships; a technology‑enabled platform that connects our end‑to‑end operations; and a scalable architecture that adapts to surges in demand as well as variations in available supply.

Informed Purchasing

While we work directly with our suppliers months in advance to plan our supply needs, we place purchase orders closer to the expected fulfillment, after coordinating supply and demand through processes such as recipe merchandizing and analyzing the outputs of our demand planning tools.

Production and Fulfillment

Our fulfillment centers are designed to effectively manage our variable, high‑throughput, perishable inventory as well as flexible production and labor needs. Because we prep and ship perishable products, our fulfillment centers must adhere to stringent food and safety standards, temperature protocols, and regulatory guidelines.  We also station quality managers from our culinary team, many of whom are former professional chefs, in our fulfillment centers to ensure that our ingredients adhere to our quality standards. To support our fulfillment operations, we have developed proprietary technology for every step of the process, from using our proprietary inventory management tools to assess incoming ingredients for quality to a proprietary kitchen prep software that demonstrates to fulfillment associates how to prep ingredients for each recipe, and provides instructions on selecting the correct type of packaging for each ingredient. We have also invested in our fulfillment center network, by launching our newest fulfillment center in Linden, New Jersey during 2017, and we have invested in automation equipment in our fulfillment centers, which we believe will enhance efficiencies throughout our operations.

Logistics

Our logistics team designs, manages, and optimizes a ground‑based delivery network comprised of several third‑party partners capable of delivering to geographies covering over 99% of the U.S. population.  We analyze outbound logistics on a zip code by zip code basis to enable cost‑effective and timely delivery of orders, while also adjusting the packaging of our ingredients and other components of our fulfillment operations based on the expected delivery route, weather, or ultimate destination.  All of our packaging materials are chosen with environmental impact in mind.  We select packaging that is recyclable or biodegradable whenever possible.  Our packaging innovation team, with the support of third‑party sustainability experts, is focused on innovating to improve our packaging design, lower overall costs, and reduce our carbon footprint.

Our Brand and Marketing

We are building a consumer lifestyle brand that inspires, connects, and brings memorable experiences to homes across the country. Several nights a week, our customers invite us into their homes.  We take part in some of the most joyful parts of their days, helping them create a meal for their families and loved ones.  Their challenges are opportunities for us to learn together, and their accomplishments are among our proudest achievements.  We hear their success stories every day. Unlike a purely transactional e-commerce platform, we believe the emotional connection that customers have with our brand will enable us to have a more meaningful role in their lives.

We believe in utilizing a strategic mix of marketing channels to efficiently add new customers as well as to engage and create value for our existing customers. This includes a diverse mix of online and offline channels, as well as strategic partnerships that enable us to expand our brand to new segments of customers. As we continue to build our strong brand, we also invest in advertising campaigns and owned content to strengthen trust and loyalty from our customers.

Our customers have been our best marketers.  We see them share their Blue Apron moments through social media, blogs, and referrals.  Of our Customers with their first paid Order during the full year of 2017, 42% were acquired through our customer referral program, in which certain existing customers may invite others to receive a complimentary meal delivery.

We use a combination of paid, earned, and owned media to increase the awareness of our brand and attract new customers. We have also built a product marketing team that focuses on engaging our existing customer base using a variety of online and offline channels.  Our content enables customers to connect and interact with our brand even when they are not cooking with us. Through printed content included in our deliveries, digital and social channels, and channels such as a podcast which we launched in October 2017, we tell stories that highlight the origins of our recipes and ingredients and help our customers understand why our recipes and ingredients are special.

Our advertising campaigns have always been our opportunity to share the Blue Apron brand with the world. In December 2017, we launched our newest campaign that was inspired by real stories from our customers about how Blue Apron has positively impacted their lives.

Finally, strategic brand partnerships are an important opportunity for us to leverage the platform we are building to add value for our existing customers and showcase our brand to new customer segments.

Our Customers

Our customers represent a broad range of demographics including a wide range of age groups and incomes.  Customers of all kinds are able to successfully incorporate Blue Apron into a wide variety of lifestyles.

Source: Customer email survey of Blue Apron account holders, November 2017, with 1,243 respondents.

We also believe our customers roughly mirror the general geographical population distribution of the United States. According to the 2015 Current Population Survey by the U.S. Census Bureau, the top ten states account for 54% of total U.S. households. Similarly, we estimate that these states accounted for 57% of our Customers for the fourth quarter of 2017.

Population by State

Blue Apron Customers

Top 10 States: 57%
All Others: 43%

CA
15%
NY
8%
TX
7%
FL
5%
PA
4%
VA
4%
IL
4%
WA
4%
MA
3%
NJ
3%
All Other
43%

Source: Blue Apron Customers for the quarter ended December 31, 2017.

Our Market Opportunity

Our market opportunity is broad, as we believe the quality of our product, the meaningful experiences we create, and the deep, emotional connection we have built with our customers positions us well to grow in the dynamic and high-profile category in which we operate.

We believe the annual U.S. grocery market is approximately $780 billion and the global grocery market is more than eight times larger. We further believe the annual U.S. restaurant market is approximately $540 billion and the global restaurant market is almost five times larger. We expect online sales in these markets to grow significantly in the coming years and think that an opportunity exists to increase online grocery and online restaurant penetration to the level of penetration that exists in many other retail markets, while leveraging the strength of our brand to expand into more diverse channels.

We believe that shifts in consumer preferences such as a growing interest in home cooking and an increasing number of customers who prioritize experiences over goods, positions us well to participate in these dynamic markets in a meaningful way.

Our Competition

The markets in which we compete are evolving rapidly and intensely competitive, and we face an array of competitors from many different industry sectors. Our current and potential competitors include: (1) other food and meal delivery companies; (2) the supermarket industry; (3) a wide array of food retailers, including natural and organic, specialty, conventional, mass, discount, and other food retail formats; (4) conventional supermarkets; (5) other food retailers; (6) online supermarket retailers; (7) casual dining and quick‑service restaurants and other food service businesses in the restaurant industry; (8) online wine retailers, wine specialty stores, and retail liquor stores; and (9) food manufacturers, consumer packaged goods companies, providers of logistics services, and other food and ingredient producers.

We believe that the principal competitive factors upon which we compete include: brand, reputation, and customer satisfaction; price; product quality, and safety; value perception; convenience; customer service; reliable and timely fulfillment; and variety, quality, and flexibility of product offering.

Our Strengths

Our strengths as a company include the following:

•

Powerful and emotional brand connection: We believe that we have developed a powerful and emotional connection with our customers by consistently engaging with them through multiple touchpoints and by the experiential nature of our products.

•	Superior products at compelling values: We believe the efficiencies in our value chain enable us to provide fresh, high-quality ingredients at attractive price points.
•

Constant product innovation: Our constant product innovation process enables us to attract new customer segments and improve our engagement with existing customers by strengthening our connection with them

•

Attractive unit economics: Our business model enables us to deliver attractive unit economics driven by our ability to efficiently acquire new customers, engage existing customers, and effectively execute across our fulfillment center operations.

•	Hard‑to‑replicate value chain: We have made substantial investments in supplier relationships, talent, infrastructure, technology, and data to build an interconnected value chain.

•

Proprietary technology and data: Our proprietary technology includes collaborative crop planning, flexible recipe design, labor scheduling and planning, inventory management tools, customer feedback analysis, and inbound supply and customer delivery route optimization.

Growth Strategy

A mainstay of our business strategy is to evolve our product offerings to serve more consumer segments, in addition to deepening our relationship with existing customers. Our growth strategy includes the following:

•	Increase market penetration with our core product: As a young brand, we believe we have an opportunity to grow awareness and to attract new customers to our core product.
•

Expand our core product to fit more lifestyles: As we continue to expand our operational capabilities, leverage the automation in our fulfillment centers, and enhance our supplier network, we plan to expand our core product in ways that include greater flexibility for customers, greater diversity in the number of recipes, and strategic brand partnerships that elevate our brand to new customer segments.

•	Broaden our product portfolio: We are focused on opportunities to launch new products that further create an integrated brand experience.
•	Develop new brands and new channels: We believe we have built a powerful brand that we can leverage to further develop additional new brands and channels.
•

International expansion: We have built a trusted brand, proprietary technology, processes, and a diverse set of competencies that we believe would enable us over time to pursue attractive opportunities outside of the United States.  We do not currently have a specific time frame for international expansion.

Employees

As of January 31, 2018, we had 3,938 full‑time employees, of which approximately 85% were engaged in fulfillment operations.  None of our employees are represented by a labor union or covered by a collective bargaining agreement.  We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Intellectual Property

Our ability to protect our intellectual property rights, including our proprietary technology and our customer data, will be an important factor in the continued growth and success of our business.  We seek to protect our intellectual property rights through a combination of trademark, copyright and trade secret protection, and other intellectual property protections under applicable law.  We register domain names, trademarks and service marks in the United States and abroad.  We also seek to protect and avoid disclosure of our intellectual property through confidentiality, non‑disclosure and invention assignment agreements with our employees, and through appropriate agreements with our suppliers and others.  We do not hold any patents.

Government Regulation

Our business is subject to a variety of federal, state, and local regulatory requirements, including regulation of our food and wine operations.

Government Regulation of Foods and Food Companies

Food companies, such as Blue Apron, are subject to extensive government regulation.  Federal statutes applicable to food production include, for example, the Federal Food, Drug, and Cosmetic Act, the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Nutrition

Labeling and Education Act, the Food Allergen Labeling and Consumer Protection Act, the FDA Food Safety Modernization Act, and the Federal Trade Commission Act.  Federal regulators have promulgated extensive regulatory schemes to implement these and other relevant statutes.  These evolving regulatory structures govern matters including manufacturing, formulating, labeling, advertising, packaging, storing, and implementing safety measures for our food products.  Legal changes and uncertainty regarding the regulation of food products have accelerated in recent years.  In particular, the Food and Drug Administration, or FDA, has been implementing the FDA Food Safety Modernization Act by promulgating substantial numbers of new regulations and introducing multiple versions of non‑binding, draft guidance documents suggesting new compliance measures for the food industry.  Understanding within the food industry of how to apply these regulations and the suggestions offered in FDA guidance documents continues to evolve.

State and local jurisdictions also regulate U.S. food manufacturing facilities.  For example, we currently produce and fulfill products in the states of California, New Jersey, and Texas.  State and local governments exert regulatory authority over our operations in these jurisdictions.  The states and localities in which a food production facility is located can impose registration, licensing, and inspection requirements in addition to those imposed by federal law.  Some also enforce significant consumer protection‑focused statutory schemes, which can impose additional costs and complexity on food producers.

Food companies in the U.S. are subject to government inspection with or without notice at any time, with concomitant responsibility to provide access to facilities and equipment, produce extensive operational documentation, and furnish product, packaging, and labeling samples for governmental examination.  Federal, state, and local governmental agencies enjoy extensive discretion to determine whether, when and how to conduct these activities.  Food companies are therefore vulnerable to unexpected business interruptions and publicity.

All food companies in the United States bear legal responsibility for any violation of applicable food regulatory law, whether that violation is negligent, non‑negligent, or deliberate.  Any U.S. company found to have violated food regulatory laws may have its products seized, its operations enjoined, its goods recalled from the market and destroyed, and its business exposed to significant adverse publicity.  It is also possible that new laws or regulations, or changes in the enforcement of existing requirements, might require us to change our compliance policies, incur additional cost, or result in unexpected liabilities that could be significant.

Food Safety and Quality Assurance

We maintain a food safety and quality program to verify that the food products supplied to our customers are processed in a safe and sanitary environment and are in compliance with regulatory requirements and our internal food quality and safety standards.  All meat and poultry products that we source are processed in facilities inspected by the U.S. Department of Agriculture, or USDA, or by the equivalent agencies in countries deemed eligible by USDA for exporting meat and poultry to the United States.  Accordingly, these products must conform to USDA requirements.  All food and packaging suppliers are prequalified and have agreed to comply with our requirements.  While we perform supplier inspections and conduct product audits to evaluate suppliers and products for compliance with our company standards and specifications, we may not be able to prevent individual suppliers from failing to comply with food safety laws or our requirements, and we may not be able to locate each failure to comply with food safety laws or our requirements prior to shipments of food products.  We operate a toll free, customer call center to capture and address telephonic and electronic customer complaints, including complaints about the quality of our food products.

Government Regulation of Our Wine Business

The production, sale, and shipment of wine in the United States are each regulated by the federal government and by each state government.  There is not uniformity among state laws, so business models that are national in scope must account for the state‑by‑state rules to achieve compliance.

Our wholly‑owned subsidiary BAW, Inc., or BAW, is a licensed California winery, and must comply with federal and California law controlling winery operations.  Various regulations control production, excise tax, labeling, alcohol content and recordkeeping.  In addition, the promotion and marketing of wine, including pricing, is sometimes regulated by federal or state regulations.  For example, wine marketing cannot be targeted to children, and some states restrict excessive discounts on wine.  To assist with federal and state regulatory compliance, BAW employs an experienced staff winemaker and relies on various other internal and external personnel with relevant experience.

Alcohol distribution in the United States is traditionally conducted through a “three‑tier” system, in which alcohol passes from manufacturer to wholesaler to retailer in each state, before it can be sold to a consumer.  However, applicable regulations permit manufacturers to ship wine directly to consumers around the country.  As a licensed California winery, BAW relies on such exceptions to sell and ship wine to the residents of 31 states plus the District of Columbia.  Each state permit held by BAW has specific compliance requirements, such as monthly reporting, limits on the amount of wine that can be shipped to a given household, and obtaining an adult signature on delivery.

ITEM 1A.            RISK FACTORS.

Investing in our Class A common stock involves a high degree of risk.  Certain factors may have a material adverse effect on our business, financial condition, and results of operation.  You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, and in our other filings with the SEC.  Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties.  In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.

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

We have a limited operating history and a novel business model, which make it difficult to evaluate our future prospects and the risks and challenges we may encounter in seeking to execute on our strategies.  These risks and difficulties include our ability to:

•	forecast our revenues and plan our operating expenses;
•	retain existing customers and attract new customers;
•	manage our personnel and operations;
•	expand our product offerings;
•	achieve and maintain profitability;
•	maintain and grow the value of our brand and reputation;
•	scale our supply chain while avoiding material disruptions or adverse incidents in our operations;
•	maintain relationships with our existing suppliers and secure relationships with new suppliers to supply quality ingredients for use in our product offerings;
•	scale and adapt our supply chain, production, operations and expenses, including marketing expenses, in response to customer demand and seasonal trends;
•	adapt to evolving trends in the ways consumers purchase, prepare and consume food, as well as in how consumers interact with technology;
•	comply with laws and regulations applicable to our business, including food safety, employment and health and safety regulations; and
•	hire, integrate, and retain talented employees with a broad and varied range of skills and expertise.

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

We have experienced net losses in each year since our inception.  In the years ended December 31, 2017, 2016 and 2015, we incurred net losses of $210.1 million, $54.9 million and $47.0 million, respectively.  We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to increase our customer base and supplier network, expand our marketing channels, invest in our distribution and fulfillment infrastructure, hire additional employees and enhance our technology and infrastructure capabilities.  Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue and margins sufficiently to offset these higher expenses.  We incur significant expenses in developing our technology, building out our fulfillment centers, obtaining and storing ingredients and other products, and marketing the products we offer.  In addition, many of our expenses, including the costs associated with our existing and future fulfillment centers, are fixed.  Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

If we fail to retain our existing customers, cost‑effectively acquire new customers, or increase the number of customers we serve, or if we fail to derive revenue from our customers consistent with our historical performance, our business could be materially adversely affected.

Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to retain existing customers, to cost‑effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us. If we are unable to retain our existing customers,  cost‑effectively acquire new customers, or keep customers engaged, or increase the number of customers we serve, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to 746,000 in the three months ended December 31, 2017 from 879,000 in the three months ended December 31, 2016, and our revenue declined to $187.7 million from $215.9 million in those periods.  Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. Many of our new customers originate from referrals from existing customers, and therefore we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals.

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

We spend significant amounts on advertising and other marketing activities, such as television, digital and social media, direct mail, radio and podcasts, and email, to acquire new customers, retain and engage existing customers, and promote our brand, and we expect our marketing expenses to continue to comprise a significant portion of our operating expenses. For 2017, 2016, and 2015, our marketing expenses were $154.5 million, $144.1 million, and $51.4 million, respectively, representing approximately 17.5%, 18.1%, and 15.1% of net revenue, respectively. Despite our focus on marketing activities, we may fail to identify cost‑efficient marketing opportunities as we scale our investments in marketing or fail to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third‑party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results.

If we fail to resume revenue growth or to manage future growth effectively, our business could be materially adversely affected.

Our net revenue increased from $340.8 million in 2015 to $795.4 million in 2016 to $881.2 million in 2017, but has experienced periods of decline. For example, our net revenue has declined in each of the past three quarters compared to the immediately preceding quarter, including a decline from $210.6 million for the three months ended September 30, 2017 to $187.7 million for the three months ended December 31, 2017.  As we scaled our business, the number of our full-time employees increased from 1,051 at December 31, 2014 to 2,997 at December 31, 2015 to 5,028 at December 31, 2016, but decreased to 4,163 at December 31, 2017 primarily due to the personnel realignment implemented in October 2017.  If we fail to resume revenue growth or if our revenues further decline, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional management, financial, operational, technological and other resources to meet our needs, which may not be available in a cost‑effective manner or at all.  We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations.  If we do not resume revenue growth or if we do not effectively manage any future growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high‑quality product offerings.

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

The success of our business depends in part on our ability to anticipate and react to changes in food and supply costs and availability.  We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, market changes, increased competition, general risk of inflation, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, global demand, food safety concerns, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands, product recalls and government regulations.  In particular, food deflation could reduce the attractiveness of our product offerings relative to competing products and thus impede our ability to increase overall sales, while food inflation, particularly periods of rapid inflation, could reduce our operating margins as there may be a lag between the time of the price increase and the time at which we are able to increase the price of our product offerings.  We generally do not have long‑term supply contracts or guaranteed purchase commitments with our food suppliers, and we do not hedge our commodity risks.  In limited circumstances, we may enter into strategic purchasing commitment contracts with certain suppliers, but many of these contracts are relatively short in duration and may provide only limited protection from price fluctuations, and the use of these arrangements may limit our ability to benefit from favorable price movements.  As a result, we may not be able to anticipate, react to or mitigate against cost fluctuations which could materially adversely affect our business, financial condition and operating results.

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

We may require additional capital to fund our existing operations or the expansion of our business, and our inability to obtain such capital could materially adversely affect our business, financial condition and operating results.

To support our existing operations or the expansion of our business, we must have sufficient capital to continue to make investments and to fund our operations.  We cannot assure you that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under our revolving credit facility, will be sufficient to allow us to fund our existing operations or any such expansion.  If cash flows from operations are not sufficient, we may need additional equity or debt financing to provide the funds required to expand or operate our business.  If such financing is not available, or we are unable to refinance our revolving credit facility, on satisfactory terms or at all, we may be unable to expand or operate our business or to develop new business at the rate desired, and our operating results may suffer.  Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results.  For example, covenants contained in our revolving credit agreement include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments.  Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders.

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

If we do not successfully maintain, operate and build out our fulfillment centers and logistics channels, including by expanding our use of automation, and manage our ongoing real property and operational needs, our business, financial condition and operating results could be materially adversely affected.

If we do not successfully maintain, operate and build out our fulfillment centers, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business.  We have encountered in the past, and may encounter in the future, difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, requiring us to use temporary workers through third parties at greater cost and with lower levels of performance.  If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, our customers may experience delays in receiving their meal deliveries, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results.  In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short term basis, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results.  For example, unexpected complexities and costs arose with the launch of our Linden, New Jersey fulfillment center in late 2017, which adversely affected our revenue expectations, the rollout of our new product offerings, and our ability to acquire and retain new customers.

We have designed and built our own fulfillment center infrastructure, including customizing third‑party inventory and package handling software systems, which is tailored to meet the specific needs of our business.  Furthermore, we are expanding the use of automated production equipment and processes in our existing fulfillment centers and are incorporating automated production equipment and processes into our new Linden, New Jersey fulfillment center.  As we continue to add capacity, capabilities and automated production equipment and processes to our fulfillment centers, our fulfillment operations will become increasingly complex and challenging.  Any failure to hire, train or retain employees capable of operating our fulfillment centers could materially adversely affect our business, financial condition and operating results.  We also may be unable to procure and implement automated production equipment and processes on a timely basis, and they may not operate as intended or achieve anticipated cost efficiencies.  For example, suppliers could miss their equipment delivery schedules, new production lines and operations could improve less rapidly than expected, or not at all, the equipment or processes could require longer design time than anticipated or redesigning after installation, and new production technology may involve equipment and processes with which we are not fully experienced.  Difficulties we experience in automating our fulfillment processes could impair our ability to reduce costs and could materially adversely affect our business, financial condition and operating results.  Furthermore, we may in the future contract with third parties to conduct certain of our fulfillment processes and operations on our behalf.  Interruptions or failures in these services could delay or prevent the delivery of our products and adversely affect our ability to fulfill our customers’ orders.  In addition, any disruption in the operation of our fulfillment centers, including due to factors such as earthquakes, weather, fires, floods, power losses, telecommunications failures, acts of war or terrorism, human errors and similar events or disruptions, could materially adversely affect our business, financial condition and operating results.

We will need to maintain our existing fulfillment and storage capacity in order to meet our customer demand, and, to the extent we grow in the future, we may need to add additional fulfillment and storage capacity in order to meet customer demand.    For example, we recently launched a new fulfillment center in Linden, New Jersey, which increased our overall fulfillment capacity. If we do not successfully manage our ongoing real property and operational needs or if we redeploy these facilities for other uses or vacate these facilities, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business, financial condition and operating results.  For example, in 2017 we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our new fulfillment center in Linden, New Jersey, as well as our decision to no longer pursue the planned build-out of the Fairfield facility. For additional information on the impairment charges, see Note 5 to the Consolidated Financial Statements of this Annual Report on Form 10-K. In addition, in 2018 we expect to incur capital expenditures primarily related to automation equipment in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity.”  The timing and amount of our projected capital expenditures is dependent upon a number of factors, including the actual and anticipated growth in our business, and may vary significantly from our estimates, and we cannot assure you that these and any other new fulfillment centers will be timely constructed, that we will effectively integrate new facilities into our existing fulfillment operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute our expansion plans or recruit qualified managerial and operational personnel necessary to support our expansion plans.  The expansion of our fulfillment capacity will put pressure on our managerial, financial, operational, technological and other resources.

Assuming we resume growth, if we are unable to expand our fulfillment operations and increase our fulfillment capacity or to effectively control expansion‑related expenses, or if we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, any of which could harm our reputation and our relationships with our customers.  Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital.  We expect to continue to incur capital expenditures in the future for our fulfillment center operations.  We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur.

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

Our ability to adequately store, maintain and deliver quality perishable foods is critical to our business.  We store food products, which are highly perishable, in refrigerated fulfillment centers and ship them to our customers inside boxes that are insulated with thermal liners and frozen refrigerants to maintain appropriate temperatures in transit and use refrigerated third‑party delivery trucks to support temperature control for shipments to certain locations.  Keeping our food products at specific temperatures maintains freshness and enhances food safety.  In the event of extended power outages, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our fulfillment centers or third‑party delivery trucks, failure to use adequate packaging to maintain appropriate temperatures, or other circumstances both within and beyond our control, our inability to store highly perishable inventory at specific temperatures could result in significant product inventory losses as well as increased risk of food‑borne illnesses and other food safety risks.  Improper handling or storage of food by a customer—without any fault by us—could result in food‑borne illnesses, which could nonetheless result in negative publicity and harm to our brand and reputation.  Further, we may contract with third parties to conduct certain fulfillment processes and operations on our behalf.  Any failure by such third party to adequately store, maintain or transport perishable foods could negative impact the quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, financial condition and operating results.

If we lose key management or fail to meet our need for qualified employees with specialized skills, our business, financial condition and operating results could be materially adversely affected.

Our continued success is dependent upon our ability to retain key management, particularly Bradley J. Dickerson, our president, chief executive officer, chief financial officer, and treasurer, and Ilia M. Papas, our chief technology officer.  Messrs. Dickerson and Papas and our other executive officers are employees “at will” and could elect to terminate their employment with us at any time.  For example, in July 2017, Matthew J. Wadiak resigned as our chief operating officer and transitioned to a senior advisory role with our company.  In addition, in November 2017, Matthew B. Salzberg resigned as our president and chief executive officer and transitioned to the role of executive chairman.  We do not maintain “key person” insurance on the lives of Messrs. Dickerson or Papas or other executive officers.

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

We may be unsuccessful in making, integrating and maintaining acquisitions, joint ventures, partnerships and strategic investments.

We expect to evaluate and consider a wide array of potential strategic transactions and partnerships, including acquisitions and dispositions of businesses, joint ventures, new technologies, services, partnerships, products and other assets and strategic investments.  Any of these transactions could be material to our business, financial condition and operating results.  The process of integrating any acquired business or operating any joint venture may create unforeseen operating difficulties and expenditures.  We may face difficulties in incorporating supply or distribution channels, technology and rights into our existing product offerings, and we may experience unanticipated expenses relating to these and other integration processes.  We may also face known and unknown liabilities associated with a company we acquire,  in which we invest or with which we partner.

We may not realize the anticipated benefits of any or all of our acquisitions, joint ventures, partnerships or investments in the time frame expected or at all.  Valuations supporting our acquisitions and strategic investments could change rapidly.  Following any such transaction, we could determine that such valuations have experienced impairments or other‑than‑temporary declines in fair value which could materially adversely affect our business, financial condition and operating results through the write‑off of goodwill and other impairment charges.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes‑Oxley Act could have a material adverse effect on our business and stock price.

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes‑Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.  As a newly public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes‑Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.  Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC.  As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company.  At such time, our independent registered public accounting firm, and management, may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

We are subject to extensive federal, state and local regulations.  Our food processing facilities and products are subject to inspection by the U.S. Department of Agriculture, or USDA, the FDA and various state and local health and agricultural agencies.  Applicable statutes and regulations governing food products include rules for labeling the content of specific types of foods, the nutritional value of that food and its serving size, as well as rules that protect against contamination of products by food‑borne pathogens and food production rules addressing the discharge of materials and pollutants and animal welfare.  Many jurisdictions also provide that food producers adhere to good manufacturing or production practices (the definitions of which may vary by jurisdiction) with respect to processing food.  Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA, and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation of our business or of our suppliers.  In addition, our fulfillment centers are subject to various federal, state and local laws and regulations relating to workplace safety and workplace health.  Failure to comply with all applicable laws and regulations could subject us or our suppliers to civil remedies, including fines, injunctions, product recalls or seizures and criminal sanctions, any of which could have a material adverse effect on our business, financial condition and operating results.  Furthermore, compliance with current or future laws or regulations could require us to make significant expenditures or otherwise materially adversely affect our business, financial condition and operating results.

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

The food industry is highly regulated.  We invest significant resources in our efforts to comply with the local, state and federal food regulatory regimes under which we operate.  However, we cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws and regulations will not be adopted or become applicable to us or the products we distribute.  We also operate under a business model that is relatively new to the food industry, in which we rapidly source, process, store and package meal ingredients—including fresh fruits and vegetables, and poultry, beef and seafood, each of which may be subject to a unique regulatory regime—and ship them directly to consumers in the course of e‑commerce transactions.  Our business model leaves our business particularly susceptible to changes in and reinterpretations of compliance policies of the FDA and other government agencies, and some of our competitors may interpret the applicability of the same or similar laws and regulations to their businesses differently than we interpret them.  Furthermore, certain recently promulgated FDA regulations, such as the requirements regarding food defense, are not yet in effect, and it is unclear how the FDA may interpret and enforce many other recent regulations, presenting considerable future uncertainty.  Under the current administration, recent and ongoing changes in senior federal government officials and policy priorities create additional uncertainty.

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

We do not collect state or local sales, use or other similar taxes in any jurisdictions in which we do not have a physical presence, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect state and local sales, use and other similar taxes with respect to online sales of our products.  In addition, we do not collect state or local sales, use or other similar taxes in certain jurisdictions in which we do have a physical presence in reliance on applicable exemptions.  However, an increasing number of states have considered or adopted laws or administrative practices that attempt to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf, and our reliance on such case law and exemptions in certain jurisdictions could be challenged.  Further, on January 12, 2018, the U.S. Supreme Court granted certiorari in South Dakota v. Wayfair, Inc. et al, a case challenging current law under which online retailers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state.  If current law is changed as a result of Wayfair, or otherwise, states may adopt or begin enforcing laws requiring online retailers to collect sales and use tax.  A successful assertion by one or more states requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales as well as penalties and interest, and could materially adversely affect our business, financial condition and operating results.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes.  As of December 31, 2017 and 2016, we had U.S. federal net operating loss carryforwards of $195.2 million and $62.9 million, respectively, and state net operating loss carryforwards of $96.4 million and $42.0 million, respectively, that are available to offset future tax liabilities.  In general, Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, limits the ability of a company that undergoes an “ownership change” (generally defined as a greater than 50‑percentage‑point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three‑year period) to utilize our net operating loss carryforwards and tax credit carry forwards and certain built‑in losses recognized in years after the ownership change.  Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.  Furthermore, Section 383 of the Code generally limits the amount of tax liability in any post‑ownership change year that can be reduced by pre‑ownership change tax credit carryforwards.  If we were to undergo an “ownership change,” it could materially limit our ability to utilize our net operating loss carryforwards and other deferred tax assets. In addition, our federal and state net operating loss carryforwards will each expire at various dates beginning in 2033, if not utilized.  Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our service offerings and our ability to maintain and increase our customer base;
•	the timing and success of new service introductions by us or our competitors or any other change in the competitive landscape of our market;
•	the mix of products sold;
•	order rates by our customers;
•	pricing pressure as a result of competition or otherwise;
•	delays or disruptions in our supply chain;
•	our ability to reduce costs;
•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs;
•	seasonal or other variations in buying patterns by our customers;
•	increases in and timing of sales and marketing and other operating expenses that we may incur;
•	levels of customer credits and refunds;
•	adverse litigation judgments, settlements or other litigation‑related costs;
•	food safety concerns, regulatory proceedings or other adverse publicity about us or our products;
•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write‑downs;
•	changes in consumer tastes and preferences; and
•	general economic conditions.

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

Our tri‑class capital structure has the effect of concentrating voting control with our executive chairman, Matthew B. Salzberg, and the other holders of Class B common stock.  This structure will limit or preclude your ability to influence corporate matters, including a change of control, and might affect the market price of our Class A common stock.

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non‑voting Class C capital stock.  As of January 31, 2018, stockholders who held shares of Class B common stock, including our executive officers, employees and directors and their affiliates, together held approximately 97.5% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliated entities together held  approximately 84.9% of the voting power of our outstanding capital stock; and our executive chairman, Matthew B. Salzberg, held approximately 30.5% of the voting power of our outstanding capital stock.  Because of the ten‑to‑one voting ratio between the Class B common stock and Class A common stock, the holders of Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock.  This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

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

Substantial sales of shares of our Class A common stock could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could reduce the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity or other securities.  We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.

As of January 31, 2018, an aggregate of 30,482,249 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act.  If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of January 31, 2018, the holders of an aggregate of approximately 114 million shares of our common stock have rights, subject to certain conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our initial public offering, subject to specified conditions.  For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.  We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non‑affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10‑K) or we issue more than $1 billion of non‑convertible debt securities over a three‑year period.  These exemptions include reduced disclosure obligations regarding executive compensation and exemptions from the requirements to hold non‑binding advisory votes on executive compensation and golden parachute payments, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, and not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements.  We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions.  If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.               PROPERTIES.

Our principal executive office is located in New York, New York, where we lease approximately 43,000 square feet of space pursuant to a lease that expires in 2019.  The lease for our principal executive office provides for an expansion of approximately 25,000 additional square feet of office space in 2018.  Our customer service operations and certain back‑office functions are based in Austin, Texas, where we lease approximately 65,000 square feet of space pursuant to a lease expiring in 2022, with an option to extend the term for one five‑year period.

Our current fulfillment centers occupy leased facilities in Richmond, California, Linden, New Jersey, and Arlington, Texas.  Our fulfillment center in Richmond, California occupies approximately 158,000 square feet of space pursuant to a lease expiring in 2019; our fulfillment center in Linden, New Jersey occupies approximately 495,000 square feet of space pursuant to a lease expiring in 2026 with an option to extend the term for two consecutive five‑year periods, and our fulfillment center in Arlington, Texas occupies approximately 104,000 square feet of space pursuant to a lease expiring in 2024.  We believe that our current fulfillment center facilities are adequate to meet our immediate needs.

We also lease approximately 431,000 square feet of warehouse space in Fairfield, California pursuant to a lease expiring in 2028, with an option to extend the term for two consecutive five‑year periods.  The Company does not intend to occupy this facility and, as a result, the Company is continuing to evaluate potential alternatives for the property.

For additional information on our lease obligations, see Note 9 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 3.               LEGAL PROCEEDINGS.

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s June 2017 initial public offering, or the IPO.  This purported class action was filed in August 2017 against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO.  The complaint alleges that the defendants made material misstatements or omissions in the Company’s registration statement that caused the stock price to drop.  On December 15, 2017, the court issued an order appointing lead plaintiffs.  Pursuant to a stipulation entered by the parties, lead plaintiffs have until February 27, 2018 to file an amended complaint.  The Company is in the preliminary stages of reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a shareholder derivative action filed in the Delaware Court of Chancery.  Plaintiff seeks a declaratory judgment challenging the validity of a provision of the Company’s Certification of Incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court.  Defendants have not responded to the complaint and the court has not entered a schedule.  The Company is in the preliminary stages of reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is party to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law.  The Company is in the preliminary stages of reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

For additional information on our legal contingencies, see Note 9 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 4.               MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Certain Information Regarding the Trading of Our Common Stock

Our Class A common stock has been traded on the New York Stock Exchange (the “NYSE”) under the symbol “APRN” since June 29, 2017. Prior to that time, there was no public market for our Class A common stock. The following table sets forth for the indicated periods the high and low per share sale prices of our Class A common stock, as reported by the NYSE.

	Sales Price
	High	Low
2017
Second Quarter (beginning June 29, 2017)	$11.00	$9.17
Third Quarter	$9.67	$5.00
Fourth Quarter	$5.55	$2.94

Our Class B common stock is not listed or traded on any stock exchange.

Holders of Our Common Stock

As of January 31, 2018, there were approximately 49 holders of record of shares of our Class A common stock and approximately 149 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We have never declared or paid cash dividends on our capital stock. We anticipate that we will retain all of our future earnings to finance the operation and expansion of our business and do not anticipate declaring or paying any cash dividends on our capital stock in the foreseeable future. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our board of directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions, and other factors our board of directors may deem relevant. In addition, our revolving credit facility contains covenants that could restrict our ability to pay cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the U.S. Securities and Exchange Commission (the “SEC”) for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The graph set forth below compares cumulative total return on the Class A common stock with the cumulative total return of the S&P 500, the NYSE Composite Index, and the Russell 2000 Index resulting from an initial investment of $100 in each and, assuming the reinvestment of any dividends, based on closing prices. Measurement points are from our initial public offering to the last trading day of each month for the period from June 29, 2017 (the date our Class A common stock began trading on the NYSE) through December 31, 2017.

Comparison of Cumulative Return

120
110
100
90
80
70
60
50
40
30
20
June
July
August
September
October
November
December
APRN
NYSE Composite
S&P 500
Russell 2000

Note: Stock price performance shown in the Stock Price Performance Graph for the Class A common stock is historical and not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of capital stock issued by us during the year ended December 31, 2017 that were not registered under the Securities Act. Also included is the consideration received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

(1)

Between January 1, 2017 and June 29, 2017, under the Blue Apron Holdings, Inc. 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), we granted stock options to purchase an aggregate of 2,633,962 shares of our Class B common stock, with exercise prices ranging from $7.04 to $15.99 per share, and issued an aggregate of 697,348 shares of Class B common stock pursuant to the exercise of stock options at per share exercise prices ranging from $0.282 to $7.04.

(2)	In May and June 2017, we issued and sold $64.6 million in aggregate principal amount of convertible promissory notes to 16 investors.

(3)

In February 2017, we issued 42,687 shares of Class C capital stock as consideration for our purchase of the assets of BN Ranch, LLC. In May 2017, we issued 42,687 shares of Class A common stock in exchange for an equal number of then-outstanding shares of Class C capital stock.

The stock options and the Class B common stock issuable upon the exercise of such options described in paragraph (1) of this Item 5 were issued under the 2012 Equity Incentive Plan in reliance on the exemption provided by

Rule 701 promulgated under the Securities Act. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

The offer, sale, and issuance of the securities described in paragraphs (2) and (3) of this Item 5 were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of the securities in these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipients of the securities in these transactions were accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Use of Proceeds from Public Offering of Common Stock

On June 28, 2017, the Registration Statement on Form S-1 (File No. 333-218425) for our initial public offering of our Class A common stock was declared effective by the SEC. Shares of our Class A common stock began trading on the NYSE on June 29, 2017.

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

There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 29, 2017.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6.               SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth our selected consolidated financial data.  The consolidated statement of operations data for the years ended December 31, 2017, 2016, 2015, and 2014, and the selected consolidated balance sheet data as of December 31, 2017, 2016, and 2015, are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.  The following tables also show certain unaudited operational and non-GAAP financial measures as well as a reconciliation between certain GAAP and non-GAAP measures.  Our historical results are not necessarily indicative of the results to be expected in any future period.  You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014
	(In thousands, except share and per-share numbers)
Consolidated Statements of Operations Data:
Net revenue	$881,191	$795,416	$340,803	$77,806
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	627,964	532,682	263,271	72,223
Marketing	154,529	144,141	51,362	13,960
Product, technology, general, and administrative	247,907	165,179	70,151	21,811
Depreciation and amortization	26,838	8,217	2,917	611
Other operating expense	12,713	—	—	—
Total operating expenses	1,069,951	850,219	387,701	108,605
Income (loss) from operations	(188,760)	(54,803)	(46,898)	(30,799)
Interest income (expense), net	(6,384)	25	(6)	(4)
Other income (expense), net	(14,984)	—	—	—
Income (loss) before income taxes	(210,128)	(54,778)	(46,904)	(30,803)
Benefit (provision) for income taxes	(15)	(108)	(61)	—
Net income (loss)	$(210,143)	$(54,886)	$(46,965)	$(30,803)

Net income (loss) per share attributable to Class A common, Class B common, and Class C capital stockholders:
Basic	$(1.64)	$(0.84)	$(0.92)	$(0.88)
Diluted	$(1.64)	$(0.84)	$(0.92)	$(0.88)
Weighted-average shares used to compute net income (loss) per share attributable to Class A common, Class B common, and Class C capital stockholders:
Basic	128,057,330	65,425,609	51,137,406	34,841,852
Diluted	128,057,330	65,425,609	51,137,406	34,841,852

	Year Ended December 31,
	2017	2016	2015	2014
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$(137,939)	$(43,621)	$(42,876)	$(26,523)
Net cash from (used in) operating activities	$(152,442)	$(23,545)	$(26,396)	$(16,859)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$228,514	$81,468	$126,860
Working capital (2)	(36,474)	(58,108)	(27,581)
Total assets	517,709	273,407	164,973
Total liabilities	293,859	211,938	52,038
Convertible preferred stock	—	194,869	194,869
Total stockholders’ equity (deficit)	223,850	(133,400)	(81,934)

(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures” for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to its most directly comparable GAAP equivalent.

(2)We define working capital as current assets (excluding cash and cash equivalents) less current liabilities.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.  The following discussion contains forward‑looking statements that reflect our plans, estimates, and beliefs.  Our actual results could differ materially from those discussed in the forward‑looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors.”  In this discussion, we use financial measures that are considered non‑GAAP financial measures under Securities and Exchange Commission rules.  These rules require supplemental explanation and reconciliation, which is included elsewhere in this Annual Report on Form 10-K.  Investors should not consider non‑GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with U.S. generally accepted accounting principles.  In the below discussion, we use the term basis points to refer to units of one‑hundredth of one percent.

Overview

Blue Apron creates incredible experiences. Founded in 2012, we are building a consumer lifestyle brand that symbolizes the emotional human connections that are formed through the cooking experiences we create.

Our core product is the meal experience we help our customers create.  These experiences extend from discovering new recipes, ingredients, and cooking techniques to preparing meals with families and loved ones to sharing photos and stories of culinary triumphs. Central to these experiences are the original recipes we design and send along with fresh, seasonal ingredients directly to our customers.  We do this by employing technology and expertise across many disciplines – demand planning, recipe creation, recipe merchandising, and marketing – to drive our end-to-end value chain. We offer our customers two flexible plans—our 2‑Person Plan and our Family Plan.  Our recipes are accompanied by printed and digital content, including how‑to instructions and the stories of our suppliers and specialty ingredients.  We also sell wine, which can be paired with our meals, through Blue Apron Wine, our direct‑to‑consumer wine delivery service. Through Blue Apron Market, our e‑commerce marketplace, we sell a curated selection of cooking tools, utensils, and pantry items, which are tested and recommended by our culinary team.

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

Key Financial and Operating Metrics

We use the following key financial and operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions.  You should read the key financial and operating metrics in conjunction with the following discussion of our results of operations and financial condition together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net revenue	$881,191	$795,416	$340,803
Adjusted EBITDA	$(137,939)	$(43,621)	$(42,876)
Net cash from (used in) operating activities	$(152,442)	$(23,545)	$(26,396)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2017
Orders (in thousands)	4,273	4,033	3,605	3,196
Customers (in thousands)	1,036	943	856	746
Average Order Value	$57.23	$58.81	$58.16	$57.99
Orders per Customer	4.1	4.3	4.2	4.3
Average Revenue per Customer	$236	$251	$245	$248

2016
Orders (in thousands)	2,903	3,399	3,597	3,674
Customers (in thousands)	649	766	907	879
Average Order Value	$59.28	$59.40	$57.12	$58.78
Orders per Customer	4.5	4.4	4.0	4.2
Average Revenue per Customer	$265	$264	$227	$246

2015
Orders (in thousands)	841	1,247	1,763	1,970
Customers (in thousands)	213	303	414	429
Average Order Value	$57.77	$58.74	$58.01	$59.21
Orders per Customer	3.9	4.1	4.3	4.6
Average Revenue per Customer	$228	$242	$247	$272

Orders

We define Orders as the number of paid orders by our Customers across our meal, wine and market products sold on our e‑commerce platforms in any reporting period, inclusive of orders that may have eventually been refunded or credited to customers.  Orders, together with Average Order Value, is an indicator of the net revenue we expect to recognize in a given period.  We view Orders delivered as a key indicator of our scale and financial performance.  Orders has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Orders in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, Average Order Value and Orders per Customer.

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine or market products sold on our e‑commerce platforms in a given reporting period.  For example, the number of Customers in the quarter ended December 31, 2017 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the quarter ended December 31, 2017.  We view the number of Customers as a key indicator of our scale and financial performance.  Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, Orders per Customer and Average Revenue per Customer.

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

Adjusted EBITDA

Adjusted EBITDA is a non‑GAAP financial measure defined by us as net income (loss) before interest income (expense), net, other operating expense, other income (expense), net, benefit (provision) for income taxes, depreciation, amortization and share‑based compensation expense.  We have presented adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business.  Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results.  Please see “Non-GAAP Financial Measures” for a discussion of the use of non‑GAAP financial measures and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP.

Key Factors Affecting Our Performance

We believe that our performance and future success depends on a number of factors that present significant opportunities but also pose risks and challenges, including those discussed below and under “Risk Factors.”

Marketing Efficiency and Customer Lifecycle Management

Our growth will depend in part on our ability to cost‑effectively launch marketing campaigns that attract and retain customers and successfully promote awareness of our brand.  We use various offline paid advertising channels (such as television, direct mail, radio, and podcasts) and online paid advertising channels (such as digital and social media and email).  We typically complement our paid advertising channels by offering promotional discounts to new customers for use on their first Order, a practice we began emphasizing in 2016.  We also attract new customers by word of mouth, including through our customer referral program, through which certain existing customers may invite others to receive a complimentary meal delivery.  We intend to continue investing in marketing and offering promotional discounts to drive customer acquisition.  We also intend to continue using marketing to drive customer retention, customer engagement and brand awareness, and to support that effort we have expanded our investment in offline paid marketing.

In addition to marketing, we continue to invest in our products, brand and overall customer experience, each of which further drives customer acquisition, customer retention and customer engagement and encourages repeat purchases.  We also engage with our customers through social media, our website, blog, in‑box content and mobile application, including through how‑to videos, visual imagery and original stories about our ingredients and suppliers, to deepen our customers’ connection with our brand. Our flexible platform allows customers to interact with us by either actively managing or passively receiving orders, and we believe this flexibility drives higher customer engagement, loyalty and retention over the long term.  Our ability to efficiently acquire new customers and drive customer engagement through marketing investment and other business initiatives significantly impacts our revenue and results of operations.

Product Offerings

Our ability to enhance our existing products and introduce new products impacts our revenue and results of operations.  We make ongoing changes to our products intended to enhance the customer experience.  To accommodate various customer lifestyles, we offer both a 2‑Person Plan and a Family Plan for our meals, each with flexibility in recipe selection.  In 2017, we completed the launch of our recent product expansion, which provided increased flexibility, including the ability to choose a greater or fewer number of recipes per order, as well as additional recipe options to our customers. We are also focused on brand extensions that are complementary to our meal experience, such as Blue Apron Wine and Blue Apron Market.  We believe that by introducing new products and increasing the choices available, we will better attract and retain customers. Our customers’ choices from among our product offerings will impact our revenue and results of operations, and as we introduce additional products and increase flexibility in our existing products, our customers’ behavior and engagement with us may change.

Operational Execution

Our ability to effectively coordinate supply and demand and execute across our end‑to‑end value chain impacts our customer experience and our operating results.  We begin by working with our suppliers, often months in advance of creating our menus.  We then continue to forecast demand as well as monitor and evaluate our expected supply of ingredients, retaining flexibility to finalize recipes in the weeks leading up to shipment.  We operate three technology‑enabled, refrigerated fulfillment centers that collectively employ approximately 3,400 employees as of January 31, 2018.  Each fulfillment center includes an operation that portions ingredients into exact quantities for each week’s recipes using a combination of automated methods, manual labor, and warehousing, packaging and shipping operations.  We utilize a company‑managed, third‑party delivery network that optimizes outbound logistics, including packing materials and the choice of carrier, on a zip code by zip code basis to ensure cost‑effective, timely and safe delivery of our orders.

Capital Investment to Support our Growth

Our strategic investments in our fulfillment center operations will significantly impact our ability to continue to grow our business, introduce new products, increase variety to customers, and create efficiencies in our cost structure.  We have made significant investments to scale our operations and support the growth of our business, including the build-out of our fulfillment center in Linden, New Jersey which we completed in 2017.  In the future, we plan to further invest in capital expenditures primarily related to automation equipment in our fulfillment centers in order to optimize and drive efficiency in our operations.

Seasonality

We experience seasonality in our business that impacts the level at which customers engage with our products and brand and our quarterly results of operations.  We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement.  Our marketing strategies, which are informed by these seasonal trends, will also impact our quarterly results of operations.

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our 2‑Person and Family Plans.  We also generate net revenue through sales of Blue Apron Wine, which we began offering in September 2015, and through sales on Blue Apron Market, which we launched in November 2014. In addition, we sell products of BN Ranch, a premium supplier of sustainable beef, poultry and lamb, which we acquired in February 2017. For each of the years ending December 31, 2017, 2016 and 2015, we derived substantially all of our net revenue from sales of our meals.  We deduct promotional discounts and customer credits and refunds expected to be issued to determine net revenue.  Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion.  Credits only remain available for customers who maintain a valid account with us.  Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter.  For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. As such, we expect that our planned reduction in marketing investment in the second half of 2017, while we focused on operational improvements in our Linden fulfillment center, will impact our net revenue in 2018.

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

Cost of Goods Sold, excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization, consists of product and fulfillment costs.  Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for our meals, inbound shipping costs, and cost of products sold through Blue Apron Wine, Blue Apron Market, and BN Ranch.  Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to our customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies. Over time, we expect such expenses to decrease as a percentage of net revenue as we continue to focus on additional improvements and optimizing our fulfillment center operations.

Marketing

Our marketing expenses consist primarily of costs incurred to acquire new customers, retain existing customers and build our brand awareness through various offline and online paid advertising channels, including television, digital and social media, direct mail, radio and podcasts, and email.

Also included in marketing expenses are the costs of orders through our customer referral program, in which certain existing customers may invite others to receive a complimentary meal delivery, as well as costs paid to third parties to market our products.  The cost of the customer referral program is based on our costs incurred for fulfilling a complimentary meal delivery, including product and fulfillment costs.  We expect to continue to incur marketing expenses to attract and retain customers as well as to promote brand awareness.  We anticipate that our marketing strategies, which may be informed by the seasonal trends in our business and the competitive landscape of our market, will fluctuate from quarter‑to‑quarter and have a significant impact on our quarterly results of operations. We reaccelerated our marketing efforts in late December 2017 as our operations continued to stabilize and expect that the first quarter of 2018 will be our largest quarterly marketing investment in 2018, as a percentage of net revenue and on an absolute basis. Our quarterly marketing expense for each of the remaining three quarters of 2018 is expected to be lower than the seasonally high level in the first quarter of 2018.

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities costs such as occupancy and rent costs for our corporate offices and fulfillment centers; and payment processing fees, professional fees, and other general corporate and administrative costs. We expect these expenses to decrease, both in absolute dollars and as a percentage of net revenue compared to 2017, as we realize the savings from the personnel realignment implemented in October 2017 and we continue to focus on expense management.

Depreciation and Amortization

Depreciation and amortization consists of depreciation expense for our property and equipment and amortization expense for capitalized software development costs.

Other Operating Expense

Other operating expense consists of impairment losses relating to long-lived assets in our fulfillment centers and employee-related charges relating to the personnel realignment implemented in October 2017.

Interest Income (Expense), Net

Interest income and expense consists primarily of interest expense associated with our revolving credit facility, capital lease financings, and build-to-suit lease financings offset by interest income on cash and cash equivalents balances.

Other Income (Expense), Net

Other income and expense consists of the mark-to-market loss on the debt derivative related to our convertible notes, as well as the loss upon the automatic conversion and settlement of the convertible notes.

Benefit (Provision) for Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law. The new legislation contains several key provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018 as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets, and reductions in the amount of executive pay that could qualify as a tax deduction.  ASC 740, Income Taxes, requires us to recognize the effect of the tax law changes in the period of enactment. However, the SEC issued SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which permits us to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. As of December 31, 2017, we have made our best estimates of our income taxes based on our interpretation of the new legislation as we are still accumulating data to finalize the underlying calculations.  In accordance with SAB 118, this estimate is considered provisional and will be finalized before December 22, 2018.

As the carrying value of our deferred tax assets is determined by the enacted US corporate income tax rate, any changes in the US corporate income tax rate will impact the carrying value of our deferred tax assets.  Consequently, we remeasured our deferred tax assets as of December 31, 2017 based on the rates at which they are expected to reverse in the future, which is generally at the new corporate income tax rate of 21%, resulting in a $45.2 million decrease in our deferred tax assets and corresponding decrease to our valuation allowance.

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one‑time items, and the impact of valuation allowances.  For each of the years ending December 31, 2017, 2016 and 2015, our benefit (provision) for income taxes was $(0.0) million, $(0.1) million, and $(0.1) million, respectively, resulting in an effective tax rate of (0.01)%, (0.20)% and (0.13)%, respectively.  We continue to maintain a valuation allowance for federal and certain state tax jurisdictions.  Our tax provision results from state taxes in certain jurisdictions in which we do not have net operating losses.

As of December 31, 2017, we had U.S. federal net operating loss carryforwards of $195.2 million and state net operating loss carryforwards of $96.4 million.  The federal and state net operating loss carryforwards are subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized.

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net revenue	$881,191	$795,416	$340,803
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	627,964	532,682	263,271
Marketing	154,529	144,141	51,362
Product, technology, general, and administrative	247,907	165,179	70,151
Depreciation and amortization	26,838	8,217	2,917
Other operating expense	12,713	—	—
Total operating expenses	1,069,951	850,219	387,701
Income (loss) from operations	(188,760)	(54,803)	(46,898)
Interest income (expense), net	(6,384)	25	(6)
Other income (expense), net	(14,984)	—	—
Income (loss) before income taxes	(210,128)	(54,778)	(46,904)
Benefit (provision) for income taxes	(15)	(108)	(61)
Net income (loss)	$(210,143)	$(54,886)	$(46,965)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(as a percentage of net revenue)
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	71.3%	67.0%	77.3%
Marketing	17.5%	18.1%	15.1%
Product, technology, general, and administrative	28.1%	20.8%	20.6%
Depreciation and amortization	3.0%	1.0%	0.9%
Other operating expense	1.4%	—%	—%
Total operating expenses	121.4%	106.9%	113.8%
Income (loss) from operations	(21.4)%	(6.9)%	(13.8)%
Interest income (expense), net	(0.7)%	0.0%	(0.0)%
Other income (expense), net	(1.7)%	—%	—%
Income (loss) before income taxes	(23.8)%	(6.9)%	(13.8)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(23.8)%	(6.9)%	(13.8)%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Revenue

	Year Ended
	December 31,
	2017	2016	% Change
	(In thousands)
Net revenue	$881,191	$795,416	11%

Net revenue increased by $85.8 million, or 11%, to $881.2 million for 2017 from $795.4 million for 2016. The increase in net revenue was primarily due to an increase in Orders during the year ended December 31, 2017. This increase in Orders also reflects an increase in marketing expense in the first quarter of 2017 compared to the first quarter of 2016, partially offset by the planned reduction in our marketing investments during the second half of 2017 while we remained focused on operational improvements in our Linden fulfillment center. Substantially all of the growth in net revenue in 2017 was driven by new customers.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Year Ended
	December 31,
	2017	2016	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$627,964	$532,682	18%
% of net revenue	71.3%	67.0%

Cost of goods sold, excluding depreciation and amortization, increased by $95.3 million, or 18%, to $628.0 million for 2017 from $532.7 million for 2016.  This increase was primarily driven by an increase in Orders.  As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 71.3% for 2017 from 67.0% in 2016.  The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue was primarily due to:

•

an increase of 290 basis points in labor costs primarily driven by the launch of new infrastructure to support our most recent product expansion, including the transition to our new Linden fulfillment center, and wage increases in our fulfillment centers;

•

an increase of 80 basis points in food and product packaging costs primarily due to the expansion of our product offerings and increased use of premium ingredients in our recipes to better connect recipe rotations with customer preferences, partially offset by the implementation of enhanced recipe planning tools; and

•	an increase of 60 basis points due to annual rate increases from shipping carriers and the expansion of our refrigerated shipping network, which enabled a reduction in fulfillment packaging.

Marketing

	Year Ended
	December 31,
	2017	2016	% Change
	(In thousands)
Marketing	$154,529	$144,141	7%
% of net revenue	17.5%	18.1%

Marketing expenses increased by $10.4 million, or 7%, to $154.5 million for 2017 from $144.1 million for 2016.  The increase was primarily driven by increased investment in various offline and online paid advertising channels to drive customer acquisition, as well as an increasing focus on customer engagement and brand awareness.  As a percentage of net revenue, marketing expenses decreased to 17.5% for 2017 from 18.1% for 2016.  This decrease as a percentage of net revenue included a decrease of 120 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders, partially offset by an increase of 60 basis points for offline and online paid advertising channels. This also reflects an increase in marketing in the first quarter of 2017 compared to the first quarter of 2016, partially offset by the planned reduction in marketing in the second half of 2017 while we remained focused on operational improvements in our Linden fulfillment center.

Product, Technology, General and Administrative

	Year Ended
	December 31,
	2017	2016	% Change
	(In thousands)
Product, technology, general and administrative	$247,907	$165,179	50%
% of net revenue	28.1%	20.8%

Product, technology, general and administrative expenses increased by $82.7 million, or 50%, to $247.9 million for 2017 from $165.2 million for 2016.  This increase was primarily due to increased investment to support business initiatives, including:

•	an increase of $48.8 million in personnel costs primarily driven by increased average headcount during 2017 in corporate and other managerial positions;
•	an increase of $21.2 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent; and
•	an increase of $12.6 million in corporate overhead and administrative costs, which includes an increase of $1.5 million in payment processing fees driven by the increase in net revenue.

As a percentage of net revenue, product, technology, general and administrative expenses increased to 28.1% for 2017 from 20.8% for 2016 primarily due to increased investment to execute on key business initiatives, such as fulfillment center and other operational improvements and ongoing product expansion.

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

Depreciation and Amortization

	Year Ended
	December 31,
	2017	2016	% Change
	(In thousands)
Depreciation and amortization	$26,838	$8,217	227%
% of net revenue	3.0%	1.0%

Depreciation and amortization increased by $18.6 million, or 227%, to $26.8 million for 2017 from $8.2 million for 2016.  This increase was primarily driven by continued investment in our property and equipment in our fulfillment centers to support growth in our business.  As a percentage of net revenue, depreciation and amortization increased to 3.0% in 2017 from 1.0% in 2016.

Other Operating Expense

Other operating expense for 2017 and 2016 was $12.7 million and $0.0 million, respectively.  Other operating expense for 2017 reflects $9.5 million of non-cash impairment charges on long-lived assets primarily related to the transition of all of our Jersey City, New Jersey fulfillment center operations to our new fulfillment center in Linden as well as our decision to no longer pursue the planned build-out of the Fairfield, California facility. In addition, other operating expense includes employee-related charges of $3.1 million associated with the company-wide realignment of personnel implemented in October 2017 to support our strategic priorities.

Income (Loss) from Operations

	Year Ended
	December 31,
	2017	2016	% Change
	(In thousands)
Income (loss) from operations	$(188,760)	$(54,803)	244%
% of net revenue	(21.4)%	(6.9)%

Income (loss) from operations for 2017 and 2016 was $(188.8) million and $(54.8) million, respectively.  This change was due to an increase in operating expenses of $219.7 million, partially offset by the increase in net revenue of $85.8 million.  As a percentage of net revenue, income (loss) from operations was (21.4)% and (6.9)% for 2017 and 2016, respectively. This change as a percentage of net revenue was primarily driven by an increase in operating expenses as a percentage of net revenue primarily due to increased investment to support key business initiatives and ongoing product expansion.

Interest Income (Expense), Net

Interest income (expense), net for 2017 and 2016 was $(6.4) million and $0.0 million, respectively.  This increase in interest expense was primarily due to $(3.6) million of interest incurred on outstanding borrowings under our revolving credit facility, $(2.3) million of non-cash discount amortization related to our convertible notes and $(1.7)

million of interest associated with our build-to-suit lease financings, partially offset by interest income of $1.2 million on our cash and cash equivalents balance.

Other Income (Expense), Net

Other income (expense), net for 2017 and 2016 was $(15.0) million and $0.0 million, respectively. Other income (expense), net for 2017 reflects a net non-cash loss related to the automatic conversion and settlement of the convertible notes upon the closing of the IPO on July 5, 2017.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in 2017 and 2016 reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Revenue

	Year Ended
	December 31,
	2016	2015	% Change
	(In thousands)
Net revenue	$795,416	$340,803	133%

Net revenue increased by $454.6 million, or 133%, to $795.4 million for 2016 from $340.8 million for 2015.  The increase in net revenue was primarily due to a 133% increase in Orders during 2016 driven by our continued focus on customer acquisition and retention and the continued scaling of our business. Substantially all of the growth in our net revenue from 2015 to 2016 was driven by new customers, as evidenced by the relatively narrow ranges in the quarterly amounts of Average Order Values ($57.12 to $59.40) and Orders per Customer (3.9 to 4.6) in 2015 and 2016.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Year Ended
	December 31,
	2016	2015	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$532,682	$263,271	102%
% of net revenue	67.0%	77.3%

Cost of goods sold, excluding depreciation and amortization, increased by $269.4 million, or 102%, to $532.7 million for 2016 from $263.3 million for 2015.  This increase was driven by an increase in Orders.  As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 67.0% for 2016 from 77.3% for 2015.  The decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue was primarily due to:

•

a decrease of 500 basis points in labor costs driven by operational efficiencies including production optimization, increased automation and more efficient labor planning, including less reliance on higher‑priced temporary labor;

•

a decrease of 290 basis points in shipping, fulfillment packaging and other direct fulfillment costs driven by operational and pricing improvements and increased use of more cost‑effective shipping methods; and

•

a decrease of 220 basis points in food and product packaging costs driven by operational improvements and improved pricing primarily due to increased direct relationships with farms and other suppliers.

Marketing

	Year Ended
	December 31,
	2016	2015	% Change
	(In thousands)
Marketing	$144,141	$51,362	181%
% of net revenue	18.1%	15.1%

Marketing expenses increased by $92.8 million, or 181%, to $144.1 million for 2016 from $51.4 million for 2015.  This increase was primarily driven by our continued investment in customer acquisition, including through direct mail, online and television campaigns and our customer referral program.  As a percentage of net revenue, marketing expenses increased to 18.1% for 2016 from 15.1% for 2015.  This increase as a percentage of net revenue primarily included an increase of 400 basis points for advertising and promotional activity, partially offset by a decrease of 90 basis points in our customer referral program primarily driven by a decrease in cost per Order.

Product, Technology, General and Administrative

	Year Ended
	December 31,
	2016	2015	% Change
	(In thousands)
Product, technology, general and administrative	$165,179	$70,151	135%
% of net revenue	20.8%	20.6%

Product, technology, general and administrative expenses increased by $95.0 million, or 135%, to $165.2 million for 2016 from $70.2 million for 2015.  This increase was primarily due to increased investment to support the growth in our business, including:

•	an increase of $48.2 million in personnel costs primarily driven by increased headcount in corporate and other managerial positions;
•	an increase of $23.5 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent; and
•	an increase of $22.8 million in corporate overhead and administrative costs, which includes an increase of $9.3 million in payment processing fees driven by the increase in net revenue.

As a percentage of net revenue, product, technology, general and administrative expenses increased to 20.8% for 2016 from 20.6% for 2015.

Depreciation and Amortization

	Year Ended
	December 31,
	2016	2015	% Change
	(In thousands)
Depreciation and amortization	$8,217	$2,917	182%
% of net revenue	1.0%	0.9%

Depreciation and amortization increased by $5.3 million, or 182%, to $8.2 million for 2016 from $2.9 million for 2015.  This increase was primarily driven by continued investment in our property, equipment, and technology to support the growth in our business.  As a percentage of net revenue, depreciation and amortization increased to 1.0% for 2016 from 0.9% for 2015.

Income (loss) from Operations

	Year Ended
	December 31,
	2016	2015	% Change
	(In thousands)
Income (loss) from operations	$(54,803)	$(46,898)	17%
% of net revenue	(6.9)%	(13.8)%

Income (loss) from operations increased by $7.9 million, or 17%, to $(54.8) million for 2016 from $46.9 million for 2015.  This increase was due to an increase in net revenue of $454.6 million, which was more than offset by an increase in operating expenses of $462.5 million.  As a percentage of net revenue, income (loss) from operations decreased to (6.9)% for 2016 from (13.8)% for 2015.  This decrease as a percentage of net revenue was primarily driven by a decrease as a percentage of net revenue in cost of goods sold, excluding depreciation and amortization as a result of the continued scaling of our business.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in 2016 and 2015 reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

Non-GAAP Financial Measures

To provide additional information regarding our financial results, we monitor and have presented within this Annual Report on Form 10-K adjusted EBITDA, which is a non-GAAP financial measure. This non-GAAP financial measure is not based on any standardized methodology prescribed by U.S. generally accepted accounting principles, or GAAP, and is not necessarily comparable to similarly-titled measures presented by other companies.

We define adjusted EBITDA as net income (loss) before interest income (expense), net, other operating expense, other income (expense), net, benefit (provision) for income taxes, depreciation and amortization and share-based compensation expense. We have presented adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business.

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

•	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
•	adjusted EBITDA excludes other operating expense, as other operating expense represents impairment losses and charges related to the personnel realignment;
•	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
•	adjusted EBITDA excludes other expense, as other expense represents a one-time loss on extinguishment of convertible notes;
•	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Year Ended December 31,
	2017	2016	2015	2014
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(210,143)	$(54,886)	$(46,965)	$(30,803)
Share-based compensation	11,270	2,965	1,105	3,665
Depreciation and amortization	26,838	8,217	2,917	611
Other operating expense	12,713	—	—	4
Interest (income) expense, net	6,384	(25)	6	—
Other (income) expense, net	14,984	—	—	—
Provision (benefit) for income taxes	15	108	61	—
Adjusted EBITDA	$(137,939)	$(43,621)	$(42,876)	$(26,523)

Quarterly Results of Operations and Other Financial and Operations Data

The following tables set forth selected unaudited quarterly consolidated statements of operations data and other financial and operating data for each of the eight quarters beginning with the three months ended March 31, 2016, as well as, where applicable, the percentage of net revenue for each line item shown. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and in the opinion of our management, reflects all normal recurring adjustments necessary for the fair statement of our consolidated results of operations for these periods. This data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. These quarterly results of operations are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(In thousands, except per-share data)
Consolidated Statements of Operations Data:
Net revenue	$244,843	$238,057	$210,638	$187,653	$172,098	$201,924	$205,452	$215,942
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	168,531	163,520	164,444	131,469	112,523	127,322	145,644	147,193
Marketing	60,605	34,519	34,244	25,161	25,413	32,031	49,618	37,079
Product, technology, general and administrative	63,210	65,673	65,744	53,280	29,690	35,307	45,589	54,593
Depreciation and amortization	4,180	5,383	8,774	8,501	1,485	1,774	1,992	2,966
Other operating expense	—	—	5,934	6,779	—	—	—	—
Total operating expenses:	296,526	269,095	279,140	225,190	169,111	196,434	242,843	241,831
Income (loss) from operations	(51,683)	(31,038)	(68,502)	(37,537)	2,987	5,490	(37,391)	(25,889)
Interest income (expense), net	(470)	(3,052)	(1,281)	(1,581)	57	71	59	(162)
Other income (expense), net	—	2,567	(17,551)	—	—	—	—	—
Income (loss) before income taxes	(52,153)	(31,523)	(87,334)	(39,118)	3,044	5,561	(37,332)	(26,051)
Benefit (provision) for income taxes	(41)	(105)	133	(2)	(27)	(28)	(27)	(26)
Net income (loss)	$(52,194)	$(31,628)	$(87,201)	$(39,120)	$3,017	$5,533	$(37,359)	$(26,077)
Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	$(0.78)	$(0.47)	$(0.47)	$(0.20)	$-	$-	$(0.56)	$(0.39)
Diluted	$(0.78)	$(0.47)	$(0.47)	$(0.20)	$-	$-	$(0.56)	$(0.39)
	(As a percentage of net revenue)
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	68.8%	68.7%	78.1%	70.1%	65.4%	63.1%	70.9%	68.2%
Marketing	24.8%	14.5%	16.3%	13.4%	14.8%	15.9%	24.4%	17.2%
Product, technology, general and administrative	25.8%	27.6%	31.2%	28.4%	17.3%	17.5%	22.2%	25.3%
Depreciation and amortization	1.7%	2.3%	4.2%	4.5%	0.9%	0.9%	1.0%	1.4%
Other operating expense	—%	—%	2.8%	3.6%	—%	—%	—%	—%
Total operating expenses:	121.1%	113.0%	132.5%	120.0%	98.3%	97.3%	118.2%	112.0%
Income (loss) from operations	(21.1)%	(13.0)%	(32.5)%	(20.0)%	1.7%	2.7%	(18.2)%	(12.0)%
Interest income (expense) and other income (expense), net	(0.2)%	(1.3)%	(0.6)%	(0.8)%	0.0%	0.0%	0.0%	(0.1)%
Other income (expense), net	—%	1.1%	(8.3)%	—%	—%	—%	—%	—%
Income (loss) before income taxes	(21.3)%	(13.2)%	(41.5)%	(20.8)%	1.8%	2.8%	(18.2)%	(12.1)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	0.1%	(0.0)%	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(21.3)%	(13.3)%	(41.4)%	(20.8)%	1.8%	2.7%	(18.2)%	(12.1)%
Other Financial and Operations Data:
Orders (in thousands)	4,273	4,033	3,605	3,196	2,903	3,399	3,597	3,674
Customers (in thousands)	1,036	943	856	746	649	766	907	879
Average Order Value	$57.23	$58.81	$58.16	$57.99	$59.28	$59.40	$57.12	$58.78
Orders per Customer	4.1	4.3	4.2	4.3	4.5	4.4	4.0	4.2
Average Revenue per Customer	$236	$251	$245	$248	$265	$264	$227	$246
Adjusted EBITDA (in thousands) (1)	$(46,265)	$(23,901)	$(48,034)	$(19,739)	$5,048	$7,976	$(34,627)	$(22,018)

(1)

Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest income (expense), net, other operating expense, other income (expense), net, benefit (provision) for income taxes, depreciation and amortization and share-based compensation expense. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures. The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(52,194)	$(31,628)	$(87,201)	$(39,120)	$3,017	$5,533	$(37,359)	$(26,077)
Share-based compensation	1,238	1,754	5,760	2,518	576	712	772	905
Depreciation and amortization	4,180	5,383	8,774	8,501	1,485	1,774	1,992	2,966
Other operating expense	—	—	5,934	6,779	—	—	—	—
Interest (income) expense, net	470	3,052	1,281	1,581	(57)	(71)	(59)	162
Other (income) expense, net	—	(2,567)	17,551	—	—	—	—	—
Provision (benefit) for income taxes	41	105	(133)	2	27	28	27	26
Adjusted EBITDA	$(46,265)	$(23,901)	$(48,034)	$(19,739)	$5,048	$7,976	$(34,627)	$(22,018)

Our business is seasonal in nature and, as a result, our revenue and expenses and associated growth trends fluctuate from quarter to quarter.  For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement and marketing investment.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement and marketing investment. In addition to the seasonal trends impacting our net revenue and marketing expense, the higher outside temperatures of the summer months impact cost of goods sold as more expensive fulfillment packaging for our meals is required in order to maintain the proper temperature during delivery to the customer. In the summer months, we also have increased access to seasonal produce for use in our recipes, including specialty ingredients, which is expected to result in increased food and product packaging costs during such period.

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures to support our business, including construction and automation at our fulfillment centers.  Prior to 2017, we financed our operations through private sales of equity securities and payments received from customers.  We raised a total of $194.9 million from the sale of convertible preferred stock, net of costs associated with such financings.  In 2016, we also entered into a revolving credit facility, which is classified as long‑term debt in our consolidated balance sheet.  In May and June 2017, we issued and sold $63.5 million and $1.1 million, respectively, in aggregate principal amount of convertible notes.

On July 5, 2017, we closed our IPO of 30,000,000 shares of Class A common stock, generating proceeds of $278.0 million, net of the underwriting discount and other offering expenses. The proceeds from the IPO are expected to be used for working capital, capital expenditures and general corporate purposes. Upon the completion of the IPO, all outstanding convertible preferred stock and the outstanding aggregate principal amount of, and all accrued and unpaid interest on, the Company's outstanding convertible notes each automatically converted into shares of the Company's Class B common stock. Long‑term debt, net of debt issuance costs, was $124.7 million as of December 31, 2017 and $44.5 million as of December 31, 2016.

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

Total restricted cash was $2.4 million as of December 31, 2017 and $4.1 million as of December 31, 2016.  Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases.  Restricted cash that relates to leases extended beyond one year has been classified as a long‑term asset.

We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities.  Our working capital was $(36.5) million as of December 31, 2017 and $(58.1) million as of December 31, 2016.

We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.  Our future capital requirements and the availability and accessibility to additional funds will depend on many factors, including those described in the section captioned “Risk Factors” under Part I, Item 1A.

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash from (used in) operating activities	$(152,442)	$(23,545)	$(26,396)
Net cash from (used in) investing activities	(123,687)	(66,456)	(5,936)
Net cash from (used in) financing activities	423,175	44,609	137,046
Increase (decrease) in cash and cash equivalents	147,046	(45,392)	104,714
Cash and cash equivalents–beginning of period	81,468	126,860	22,146
Cash and cash equivalents–end of period	$228,514	$81,468	$126,860

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income adjusted for certain non‑cash items and changes in operating assets and liabilities.

In 2017, net cash from (used in) operating activities was $(152.4) million and consisted of net income (loss) of $(210.1) million, non‑cash items of $67.1 million and a net change in operating assets and liabilities of $(9.4) million. Changes in operating assets and liabilities were primarily driven by decreases in accounts payable and accrued expenses and other current liabilities of $(12.7) million, partially offset by an increase in deferred revenue of $3.4 million.

In 2016, net cash from (used in) operating activities was $(23.5) million and consisted of net income (loss) of $(54.9) million, non‑cash items of $11.4 million and a net change in operating assets and liabilities of $19.9 million.  Changes in operating assets and liabilities were primarily driven by increases in accounts payable and accrued expenses and other current liabilities of $30.5 million and deferred revenue of $18.0 million, partially offset by increases in inventory and prepaid expenses and other current assets of $(29.3) million.

In 2015, net cash from (used in) operating activities was $(26.4) million and consisted of net income (loss) of $(47.0) million, non‑cash items of $5.8 million and a net change in operating assets and liabilities of $14.8 million.  Changes in operating assets and liabilities were primarily driven by increases in accounts payable and accrued expenses and other current liabilities of $29.9 million and deferred revenue of $4.0 million, partially offset by increases in inventory and prepaid expenses and other current assets of $(19.6) million.

Net Cash from (used in) Investing Activities

Net cash from (used in) investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.

In 2017, net cash from (used in) investing activities was $(123.7) million and consisted primarily of $(124.2) million for purchases of property and equipment, including capitalized software costs, and $(1.2) million of cash paid for an acquisition.  Cash paid for capital expenditures in 2017 was driven by the continued construction and investments in automation equipment at our fulfillment centers and the acquisition of fixed assets to support business initiatives and ongoing product expansion. In the future we expect to incur capital expenditures primarily related to automation equipment in our fulfillment centers in order to optimize and drive efficiency in our operations.  As of December 31, 2017, our projected capital expenditures are expected to amount to approximately $20.0 million to $25.0 million in the aggregate for 2018.  The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual growth in our business, and may vary significantly from our estimates.

In 2016, net cash from (used in) investing activities was $(66.5) million and consisted primarily of $(62.8) million for purchases of property and equipment including capitalized software costs and an increase in restricted cash of $(3.6) million.  Capital expenditures in 2016 were driven by the expansion and construction at our fulfillment centers, investments in automation equipment at our fulfillment centers to drive efficiency, expansion of our corporate headquarters, and the acquisition of fixed assets to support our business growth.  In 2016, we started construction at our new leased facilities in Linden and Fairfield.  As a result of the nature of our involvement in the construction of these new facilities, we are considered to be the owner for accounting purposes.  We follow build‑to‑suit accounting for these arrangements and capitalize the fair value of the buildings and direct construction costs incurred along with a corresponding facility financing liability.

In 2015, net cash from (used in) investing activities was $(5.9) million and consisted primarily of $(11.9) million for purchases of property and equipment including capitalized software costs, partially offset by the maturity of corporate bonds purchased for investment in 2014 that matured in 2015.  Capital expenditures in 2015 primarily related to the acquisition of fixed assets to support our business growth and the opening of our Arlington, Texas fulfillment center.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from our initial public offering, issuance of convertible preferred stock, and our net borrowings under our revolving credit facility.

In 2017, financing activities provided $423.2 million in cash primarily from $278.0 million in proceeds from our initial public offering, net of the underwriting discount and other offering expenses, $80.0 in borrowings under our revolving credit facility net of issuance costs, and $64.4 million in proceeds from convertible notes, net of issuance costs.  The proceeds from borrowing under the revolving credit facility have primarily been used to finance our capital expenditures. See Item 5 of this Annual Report on Form 10-K for discussion of use of proceeds from our initial public offering.

In 2016, financing activities provided $44.6 million in cash primarily from $44.5 million in borrowings under our revolving credit facility, net of issuance costs.  The proceeds from the borrowings are being used to finance our capital expenditures.

In 2015, financing activities provided $137.0 million in cash as a result of $137.1 million of proceeds from the issuance of our Series D convertible preferred stock, net of issuance costs.

Revolving Credit Facility

In August 2016, we entered into a revolving credit facility.  The revolving credit facility matures in August 2019 and advances thereunder are secured by certain of our tangible and intangible assets.  Absent any default, the revolving credit facility can be terminated at our discretion.  In May 2017, we amended our revolving credit facility to permit the issuance of our convertible notes and to increase the amount available to borrow by $25.0 million to an aggregate maximum amount of $175.0 million.  In June 2017, we amended our revolving credit facility to increase the amount available to borrow by an additional $25.0 million to an aggregate maximum amount of $200.0 million.  As of December 31, 2017 and 2016, we had $125.0 million and $45.0 million in outstanding borrowings under the revolving credit facility, respectively, and $1.4 million and $0.3 million in issued letters of credit under the revolving credit facility, respectively.

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

The obligations under the revolving credit facility are guaranteed by the guarantor as defined in the credit agreement, Blue Apron Holdings, Inc. The revolving credit facility is collateralized by substantially all of the assets of the Company and certain of its subsidiaries.  The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral and limitations on dividends and stock repurchases.  As of December 31, 2017 and December 31, 2016, we were in compliance with all of our covenants under our revolving credit facility.

Contractual Obligations

At December 31, 2017, our debt and certain other significant contractual financial obligations that will affect our future liquidity were as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	(In thousands)
Revolving credit facility (1)	$4,394	$127,846	$—	$—	$—	$—	$132,240
Operating lease obligations (2)	13,258	10,888	5,873	5,806	5,366	15,963	57,154
Capital lease obligations (3)	263	190	123	13	—	—	589
Build-to-suit lease obligations (4)	3,608	4,798	4,918	5,041	5,167	25,208	48,740
Purchase Obligations (5)	16,312	16,312	4,067	—	—	—	36,691
Total	$37,835	$160,034	$14,981	$10,860	$10,533	$41,171	$275,414

(1)	Includes estimated interest payments based on currently effective interest rates as of December 31, 2017, timing of scheduled payments, and the maturity date of our revolving credit facility.
(2)

Includes non‑cancelable operating leases for office space in New York, New York including our headquarters, and Austin, Texas and fulfillment centers in Jersey City, New Jersey, Richmond, California and Arlington, Texas.  We also have various non‑cancelable operating leases for certain equipment. In November 2017, we entered into an agreement to sublease the remainder of our Jersey City facility. The sublease continues through the duration of the existing lease for the facility and entitles us to future minimum sublease payments of approximately $5.7 million as of December 31, 2017. The sublease payments are not reflected in the above table.

(3)	Includes lease payments for capital lease obligations, including estimated interest payments attributable to our capital lease obligations, all of which have fixed interest rates.
(4)

Includes lease payments for fulfillment centers in Linden and Fairfield for which we are deemed to be the owner for accounting purposes under build‑to‑suit accounting and capitalize the fair value of the buildings and direct construction costs incurred along with a corresponding facility financing liability. The Company does not intend to occupy the Fairfield facility and, as a result we are continuing to evaluate potential alternatives for the property.

(5)

Includes a non-cancelable purchase commitment with a food supplier based on minimum purchase quantities and expected pricing. Total purchases under the contract may be lower than the minimum non‑cancelable commitment due to supplier production levels or supplier’s failure to deliver product that meets our specifications. The Company is not obligated to pay the minimum purchase obligation should the supplier not produce the committed level or deliver product that meets our specifications. Further, at the Company’s discretion, the total purchases under the contract may be higher than the minimum non‑cancelable commitment.

Off‑Balance Sheet Arrangements

As of December 31, 2017, and December 31, 2016, we did not have any off‑balance sheet arrangements, except for operating leases entered into in the normal course of business as discussed above.

Critical Accounting Policies and Significant Estimates

In preparing our consolidated financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent assets and liabilities that are reported in the consolidated financial statements and accompanying disclosures.  We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.  Therefore, we consider these to be our critical accounting policies.  Accordingly, we evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ from these estimates and assumptions.  See Note 2 to the Consolidated Financial Statements of this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other accounting policies.

Revenue Recognition

We recognize revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured.  Revenue, net of promotional discounts, is deferred at the time cash is collected and recognized at the time risk of ownership transfers to the customer.  We also defer revenue from the sale of gift cards and prepaid orders until all criteria for revenue recognition are met.  Net revenue is reduced for actual and estimated customer credits and refunds expected to be issued.  For the years ended December 31, 2017, 2016, and 2015, credits and refunds represented 3.5%, 3.3%, and 4.4% of net revenue, respectively.

We periodically enter into agreements with third parties to market our products.  We record revenue from such arrangements at the gross amount as we are the primary obligor with the customer, provide primary customer service for such products sold on our website, have latitude in establishing price and selecting such products sold on our website, and maintain inventory risk.  Payments received in advance under these agreements are recorded as deferred revenue until all criteria for revenue recognition are met.

Inventories, Net

Inventories, net consist primarily of bulk and prepped food, products available for resale, packaging, and containers which are stated at the lower of cost or net realizable value.  Inventory costs consist of product costs, inbound shipping and handling costs and applicable direct labor costs.  Inventories are valued on a first‑in, first‑out cost basis.  We record an inventory valuation reserve when applicable, based on currently available information, about the likely method of disposition, such as through sales to individual customers, donations or liquidations, and expected recoverable values of each inventory category.

Leases

We categorize lease agreements at their inception as either operating or capital leases.  For operating leases, we recognize rent expense on a straight‑line basis over the term of the lease. For capital leases, we record a leased asset with a corresponding liability.  Payments are recorded as reductions to the liability with an interest charge recorded based on the remaining liability.

We review leases for which we are involved in construction to determine if we are considered to be the owner for accounting purposes during the construction period.  If we are determined to be the owner for accounting purposes, we follow build‑to‑suit accounting and capitalize the fair value of the building and direct construction costs incurred along with a corresponding facility financing liability.  At the end of the construction period we assess whether these arrangements qualify for sales recognition under sale‑leaseback accounting guidance.  If upon completion of construction, the arrangement does not meet the sale‑leaseback criteria, we will continue to be considered the owner of the building for accounting purposes.

Upon substantial completion of the construction phase of the facilities we lease in Linden and Fairfield in June 2017 and December 2017, respectively, we performed a sale-leaseback analysis pursuant to Accounting Standards Codification (“ASC”) 840 – Leases, to determine the appropriateness of removing the previously capitalized assets from the consolidated balance sheets. We concluded that components of “continuing involvement” were evident as a result of this analysis, thereby failing the sale-leaseback tests which precludes the derecognition of the related assets from the consolidated balance sheets. In conjunction with the leases, we also recorded a facility financing obligation equal to the fair market value of the assets received from the landlord. At the end of the lease terms, including exercise of any renewal options, the difference between the remaining facility financing obligation and the net carrying value of the fixed assets will be recognized as a non-cash gain or loss on sale of the properties. We do not report rent expense for the leases. Rather, rental payments under the leases are recognized as a reduction of the financing obligation and interest expense and the associated assets capitalized throughout the construction projects are depreciated over the determined useful life.

Recoverability of Long‑Lived Assets

Our long‑lived assets consist of property, equipment and capitalized software development costs.  We periodically evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long‑lived assets may warrant revision or that the remaining balance may not be recoverable.  These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows.  Recoverability is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated from the use of the asset and its eventual disposition, where applicable. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value. In determining future cash flows, we use industry accepted valuation models and engage third-party valuation specialists, as needed. When multiple valuation methodologies are used, the results are weighted appropriately. In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of our long-lived assets. If we reduce the estimated useful life assumption for any asset, the remaining balance would be depreciated over the revised estimated useful life.

In July 2017, we performed an impairment test related to our long-lived assets at the Jersey City facility. The carrying amount of the long-lived assets at the Jersey City facility was $11.5 million and the fair value was $7.1 million as of the impairment date, resulting in an impairment of $4.4 million, primarily consisting of leasehold improvements and equipment. The fair value was primarily determined based on estimated market prices. In October 2017, we performed an impairment test related to our long-lived assets at the Fairfield facility. The carrying amount of the long-lived assets at the Fairfield facility was $37.1 million and the fair value was $33.9 million as of the impairment date, resulting in an impairment of $3.2 million, primarily consisting of the building, leasehold improvements and equipment. The fair value was primarily determined based on a third-party appraisal for real property using the Income Capitalization Approach. See Note 5 to the Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion. For the years ended December 31, 2016 and 2015, no impairment of long‑lived assets was indicated.

Income Taxes

We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax‑planning strategies, and results of recent operations.  In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).  Based on our historical operating losses, we have recorded a full valuation allowance against our federal and state net operating loss carryforwards. If and when we achieve profitability in future years, we expect to realize some or all of our net operating loss carryforwards, subject to limitations imposed by Section 382 of the Internal Revenue Code.  See “Risk Factors—Other Risks Related to Government Regulation—Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.”

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions.  ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.  We (1) record unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available.  Because of the complexity of some of these uncertainties, the ultimate resolution may result in a resolution that is materially different from our current estimate of the unrecognized tax benefit.  These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Share‑Based Payments

We recognize share‑based compensation for share‑based awards, including stock options and restricted stock units (“RSUs”), based on the estimated fair value of the awards, net of estimated forfeitures, on a straight‑line basis over the period in which the employee is required to provide services, generally up to four years.  We estimate the fair value of stock options on the grant date generally using the Black‑Scholes option‑pricing model. The fair value of RSUs is determined based on the closing price of our Class A common stock on the New York Stock Exchange on the grant date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We expect to continue to grant share-based awards in the future, and, to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

We determined the assumptions for the Black‑Scholes option‑pricing model as discussed below.  Each of these inputs is subjective and generally requires significant judgment to determine.

•

Fair Value of Our Common Stock.  Prior to our initial public offering in July 2017, our board of directors considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock. The factors included: contemporaneous third-party valuations of our common stock; the prices, rights, preferences and privileges of our preferred stock relative to the common stock; the prices of convertible preferred stock sold by us to third-party investors; our operating and financial results; the lack of marketability of our common stock; the U.S. and global economic and capital market conditions and outlook; and the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of our company, given prevailing market conditions. Since our initial public offering, we have used the market closing price for our Class A common stock as reported on the New York Stock Exchange to determine the fair value of our Class A common stock.

•

Expected Term.  The expected term represents the period that the share‑based awards are expected to be outstanding.  The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term.

•

Risk‑Free Interest Rate.  The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero‑coupon U.S. Treasury constant maturity notes with terms approximately equal to the share‑based awards’ expected term.

•

Expected Volatility.  Because we do not have a trading history of our common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the share‑based awards.

•	Dividend Rate. The expected dividend is zero as we have not paid and do not anticipate paying any dividends in the foreseeable future.

If any of the assumptions used in the Black‑Scholes model change significantly, share‑based compensation for future awards may differ materially compared with the awards granted previously. We also estimate our forfeiture rate based on an analysis of our actual forfeitures and we will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors.  The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to share‑based compensation in future periods.

The following table presents the weighted‑average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
	2017			2016			2015
Expected term (in years)	3.49	-	6.12	5.85	-	6.93	5.86	-	6.06
Risk-free interest rate	1.79	-	2.27%	1.28	-	2.19%	1.63	-	1.82%
Expected volatility	46.35	-	60.15%	49.83	-	60.37%	58.95	-	61.51%
Dividend rate			—			—			—

In February 2016, we granted an option to purchase 481,123 shares of our Class B common stock with an exercise price of $62.35 (which was higher than the fair market value of a share of our Class B common stock on the date of grant and was intended as further incentive to create substantial long‑term stockholder value) to one of our executive officers.  In addition to the typical vesting requirement for our options as discussed above, this grant allows for acceleration provisions including full and immediate vesting upon certain termination events.  As this grant was determined to include a market condition, we utilized the Monte Carlo simulation valuation model to value the grant.  The total grant date fair value of this grant was $0.5 million and is recognized as expense over the derived service period of 5.7 years.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups (JOBS) Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards.  We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.  We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of this offering or such earlier time that we are no longer an emerging growth company.  We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non‑affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10‑K) or we issue more than $1.0 billion of non‑convertible debt securities over a three‑year period.

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily consist of interest rates, food prices and inflation as follows:

Interest Rates

Our cash and cash equivalents consist of cash, money market accounts, and amounts held by third‑party financial institutions for credit and debit card transactions.  The primary objective of our investment activities is to preserve principal while maximizing return without significantly increasing risk.  Because our cash and cash equivalents have a relatively short maturity, the fair value of our portfolio of cash and cash equivalents is not particularly sensitive to interest rate changes.

We are subject to interest rate risk in connection with our revolving credit facility.  See “Liquidity and Capital Resources—Revolving Credit Facility” above.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is incorporated herein by reference to the financial statements set forth in Item 15. “Exhibits and Financial Statement Schedules.”

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

None.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, which we refer to as our 2018 Proxy Statement, and is hereby incorporated by reference into this Annual Report on Form 10-K.

Our board of directors has adopted a Code of Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available at the Investor Relations section of our website, located at investors.blueapron.com, under “Corporate Governance—Governance Documents.” We intend to make all required disclosures regarding any amendments to, or waivers from, any provisions of the code at the same location of our website.

ITEM 11.            EXECUTIVE COMPENSATION.

The information required by this item will be included under the caption Compensation Discussion and Analysis, Compensation Committee Report, and Compensation Tables in our 2018 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10‑K.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included under the caption Security Ownership of Management and Certain Beneficial Owners and Management and Related Stockholder Matters in our 2018 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10‑K.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be included under the caption Certain Relationships and Related Transactions, and Director Independence in our 2018 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10‑K.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be included under the caption Principal Accounting Fees and Services in our 2018 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10‑K.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)	Financial Statements and Financial Statement Schedule

See “Index to Consolidated Financial Statements.”

(b)	Exhibits

See “Exhibit Index.”

 ITEM 16.            Form 10-K Summary.

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Blue Apron Holdings, Inc.	S-1/A	333-218425	3.3	6/19/2017

3.2	Amended and Restated Bylaws of Blue Apron Holdings, Inc.	S-1/A	333-218425	3.4	6/19/2017

4.1	Specimen stock certificate evidencing shares of Class A common stock	S-1/A	333-218425	4.1	6/19/2017

10.1	Third Amended and Restated Investors' Rights Agreement, dated as of May 18, 2015, by and among the Registrant and the other parties thereto	S-1	333-218425	10.1	06/01/2017

10.2	Form of Indemnification Agreement with directors and executive officers	S-1/A	333-218425	10.2	06/19/2017

10.3*	2012 Equity Incentive Plan	S-1	333-218425	10.3	06/01/2017

10.4*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.4	06/01/2017

10.5*	Form of Non-Qualified Stock Option Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.5	06/01/2017

10.6*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.6	06/01/2017

10.7*	2017 Equity Incentive Plan	S-1/A	333-218425	10.7	06/19/2017

10.8*	Form of Stock Option Agreement under 2017 Equity Incentive Plan	S-1/A	333-218425	10.8	06/19/2017

10.9*	Form of Restricted Stock Unit Agreement under 2017 Equity Incentive Plan	S-1/A	333-218425	10.9	06/19/2017

10.10	Lease, dated as of July 15, 2013, as amended, by and between Dreisbach Enterprises, Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.12	06/01/2017

10.11	Standard Industrial/Commercial Single-Tenant Lease, dated as of August 1, 2014, by and between DF/Hilltop, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.16	06/01/2017

10.12	Lease, dated as of March 21, 2016, by and between Duke Linden, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.18	06/01/2017

10.13	Sublease Agreement, dated as of March 24, 2016, as amended by and between Appnexus Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.19	06/01/2017

10.14	Lease Agreement, dated as of August 23, 2016, by and between Gateway 80 Industrial, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.20	06/01/2017

10.15	Revolving Credit and Guaranty Agreement, dated as of August 26, 2016, by and among Blue Apron, LLC (formerly known as Blue Apron, Inc.), Morgan Stanley Senior Funding, Inc. and the other parties thereto, as amended by Amendment No. 1 thereto, dated as of May 3, 2017, and Amendment No. 2 thereto, dated as of May 11, 2017	S-1	333-218425	10.21	06/01/2017

10.16	Amendment No. 3 to the Revolving Credit and Guaranty Agreement, dated as of August 26, 2016, by and among Blue Apron, LLC (formerly known as Blue Apron, Inc.), Morgan Stanley Senior Funding, Inc. and the other parties thereto, dated as of June 23, 2017	S-1/A	333-218425	10.22	06/23/2017

10.17*	Separation Agreement, dated December 14, 2017, by and between Blue Apron, LLC and Pablo Cussatti					X

21.1	List of Subsidiaries					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Dated: February 22, 2018	/s/ Bradley J. Dickerson
Bradley J. Dickerson
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd of February 2018.

/s/ Bradley J. Dickerson	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
Bradley J. Dickerson	(Principal Executive, Financial and Accounting Officer)

/s/ Julie M.B. Bradley	Director
Julie M.B. Bradley
/s/ Tracy Britt Cool	Director
Tracy Britt Cool
/s/ Kenneth A. Fox	Director
Kenneth A. Fox
/s/ Robert P. Goodman	Director
Robert P. Goodman
/s/ Gary R. Hirshberg	Director
Gary R. Hirshberg
/s/ Brian P. Kelley	Director
Brian P. Kelley
/s/ Matthew B. Salzberg	Director and Executive Chairman
Matthew B. Salzberg

BLUE APRON HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Blue Apron Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Apron Holdings, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2015.

New York, New York

February 22, 2018

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per‑share data)

	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$228,514	$81,468
Accounts receivable	1,945	485
Inventories, net	41,927	42,887
Prepaid expenses and other current assets	7,824	8,267
Other receivables	2,539	4,991
Total current assets	282,749	138,098
Restricted cash	2,371	3,966
Property and equipment, net	230,828	130,961
Other noncurrent assets	1,761	382
TOTAL ASSETS	$517,709	$273,407
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$30,448	$49,549
Accrued expenses and other current liabilities	32,615	40,911
Deferred revenue	27,646	24,278
Total current liabilities	90,709	114,738
Long-term debt	124,687	44,533
Facility financing obligation	70,347	49,809
Other noncurrent liabilities	8,116	2,858
TOTAL LIABILITIES	293,859	211,938
Commitments and contingencies (Note 9)
Convertible preferred stock, par value of $0.0001 per share — 10,000,000 and 17,371,402 shares authorized as of December 31, 2017 and December 31, 2016, respectively; 0 issued and outstanding as of December 31, 2017 and 14,500,938 issued and outstanding as of December 31, 2016; aggregate liquidation preference of $0 as of December 31, 2017 and $195,317 as of December 31, 2016	—	194,869
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, par value of $0.0001 per share — 1,500,000,000 and 177,000,000 shares authorized as of December 31, 2017 and December 31, 2016, respectively; 37,657,649 shares and 0 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	4	—
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of December 31, 2017 and December 31, 2016; 153,727,228 and 67,095,128 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	15	7
Class C common stock, par value of $0.0001 per share — 500,000,000 and 2,000,000 shares authorized as of December 31, 2017 and December 31, 2016, respectively; 0 shares issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	572,528	5,147
Accumulated deficit	(348,697)	(138,554)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	223,850	(133,400)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$517,709	$273,407

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per‑share data)

	Year Ended December 31,
	2017	2016	2015
Net revenue	$881,191	$795,416	$340,803
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	627,964	532,682	263,271
Marketing	154,529	144,141	51,362
Product, technology, general, and administrative	247,907	165,179	70,151
Depreciation and amortization	26,838	8,217	2,917
Other operating expense	12,713	—	—
Total operating expenses	1,069,951	850,219	387,701
Income (loss) from operations	(188,760)	(54,803)	(46,898)
Interest income (expense), net	(6,384)	25	(6)
Other income (expense), net	(14,984)	—	—
Income (loss) before income taxes	(210,128)	(54,778)	(46,904)
Benefit (provision) for income taxes	(15)	(108)	(61)
Net income (loss)	$(210,143)	$(54,886)	$(46,965)

Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	$(1.64)	$(0.84)	$(0.92)
Diluted	$(1.64)	$(0.84)	$(0.92)
Weighted-average shares used to compute net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	128,057,330	65,425,609	51,137,406
Diluted	128,057,330	65,425,609	51,137,406

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(210,143)	$(54,886)	$(46,965)
Other comprehensive income (loss)
Unrealized loss on investments	—	—	—
Reclassification of losses included in Net income (loss), net of tax of $0	—	—	10
Comprehensive income (loss)	$(210,143)	$(54,886)	$(46,955)

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

											Accumulated
	Convertible		Class A		Class B		Class C		Additional		Other		Total
	Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity (Deficit)
Balance — December 31, 2014	4,199,077	$57,737	—	$—	66,133,825	$7	—	$—	$568	$(1,900)	$(10)	$(34,803)	$(36,138)
Issuance of Series D convertible preferred stock, net of issuance costs of $0.1 million	10,301,861	137,132	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	371,177	—	—	—	54	—	—	—	54
Issuance of restricted common stock	—	—	—	—	60,000	—	—	—	—	—	—	—	—
Reclassification of losses included in net income (loss)	—	—	—	—	—	—	—	—	—	—	10	—	10
Retirement of treasury shares	—	—	—	—	—	—	—	—	—	1,900	—	(1,900)	—
Share-based compensation	—	—	—	—	—	—	—	—	1,105	—	—	—	1,105
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(46,965)	(46,965)
Balance — December 31, 2015	14,500,938	$194,869	—	$—	66,565,002	$7	—	$—	$1,727	$—	$—	$(83,668)	$(81,934)
Issuance of common stock upon exercise of stock options	—	—	—	—	530,126	—	—	—	402	—	—	—	402
Share-based compensation	—	—	—	—	—	—	—	—	3,018	—	—	—	3,018
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(54,886)	(54,886)
Balance — December 31, 2016	14,500,938	$194,869	—	$—	67,095,128	$7	—	$—	$5,147	$—	$—	$(138,554)	$(133,400)
Conversion from Class B to Class A common stock	—	—	7,352,355	1	(7,352,355)	(1)	—	—	—	—	—	—	—
Exchange from Class C to Class A common stock	—	—	42,687	—	—	—	(42,687)	—	—	—	—	—	—
Issuance of common stock upon acquisition	—	—	—	—	—	—	42,687	—	373	—	—	—	373
Issuance of common stock upon conversion of convertible notes	—	—	—	—	7,023,201	1	—	—	62,084	—	—	—	62,085
Issuance of common stock upon conversion of Series A, B, C, and D convertible preferred stock	(14,500,938)	(194,869)	—	—	85,190,551	8	—	—	194,861	—	—	—	194,869
Issuance of common stock upon exercise of stock options and vesting of restricted stock	—	—	262,607	—	1,770,703	—	—	—	1,008	—	—	—	1,008
Issuance of common stock upon initial public offering, net of offering costs	—	—	30,000,000	3	—	—	—	—	278,007	—	—	—	278,010
Issuance of convertible notes	—	—	—	—	—	—	—	—	19,567	—	—	—	19,567
Share-based compensation	—	—	—	—	—	—	—	—	11,481	—	—	—	11,481
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(210,143)	(210,143)
Balance — December 31, 2017	—	$—	37,657,649	$4	153,727,228	$15	—	$—	$572,528	$—	$—	$(348,697)	$223,850

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(210,143)	$(54,886)	$(46,965)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	26,838	8,217	2,917
Loss (gain) on disposal of property and equipment	(25)	3	17
Loss on impairment	9,456	—	—
Changes in reserves and allowances	1,870	151	1,650
Share-based compensation	11,270	2,965	1,105
Investment premium amortization	—	—	69
Non-cash interest expense	2,719	62	—
Loss on convertible notes	14,984	—	—
Changes in operating assets and liabilities:
Receivables	(123)	(449)	(285)
Inventories	451	(25,686)	(16,224)
Prepaid expenses and other current assets	(125)	(3,598)	(3,355)
Accounts payable	(4,770)	3,713	18,946
Accrued expenses and other current liabilities	(7,923)	26,821	10,965
Deferred revenue	3,368	18,026	3,967
Other noncurrent assets and liabilities	(289)	1,116	797
Net cash from (used in) operating activities	(152,442)	(23,545)	(26,396)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(1,177)	—	—
Decrease (increase) in restricted cash	1,595	(3,629)	—
Purchases of property and equipment	(124,242)	(62,827)	(11,941)
Proceeds from sale of property and equipment	137	—	5
Proceeds from maturities of investments	—	—	6,000
Net cash from (used in) investing activities	(123,687)	(66,456)	(5,936)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series D convertible preferred stock	—	—	137,132
Net proceeds from debt issuances	144,349	44,471	—
Proceeds from the exercise of stock options	1,010	402	54
Principal payments on capital lease obligations	(194)	(264)	(140)
Net proceeds from public offering	283,500	—	—
Payments of public offering costs	(5,490)	—	—
Net cash from (used in) financing activities	423,175	44,609	137,046
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	147,046	(45,392)	104,714
CASH AND CASH EQUIVALENTS — Beginning of period	81,468	126,860	22,146
CASH AND CASH EQUIVALENTS — End of period	$228,514	$81,468	$126,860
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$70	$355	$—
Cash paid for interest, net of amounts capitalized	$4,675	$96	$33
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$39	$256	$582
Non-cash additions to property and equipment related to build-to-suit leases	$20,458	$46,085	$—
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$1,950	$15,713	$432

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

When used in these notes, Blue Apron Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.”

The Company creates original recipes, which are sent along with fresh, high-quality, seasonal ingredients, directly to customers for them to prepare, cook, and enjoy. The Company creates meal experiences around original recipes every week based on what’s in-season with farming partners and other suppliers. Customers can choose which recipes they would like to receive in a given week, and the Company delivers those recipes to their doorsteps along with the pre-portioned ingredients required to cook those recipes.

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

On July 5, 2017, the Company completed an initial public offering (“IPO”), in which the Company issued and sold 30,000,000 shares of its Class A common stock at a public offering price of $10.00 per share. The Company received approximately $278.0 million in net proceeds after deducting $16.5 million of underwriting discounts and commissions and approximately $5.5 million in offering costs. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 85,190,551 shares of Class B common stock at the applicable conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Upon the closing of the IPO, the aggregate principal amount of $64.6 million and all accrued and unpaid interest outstanding on the convertible notes discussed in Note 8 automatically converted into 7,023,201 shares of Class B common stock at the conversion rate then in effect. Subsequent to the closing of the IPO, there were no convertible notes outstanding. The Consolidated Financial Statements as of December 31, 2017, including share and per share amounts, give effect to the IPO, conversion of the convertible notes, and the conversion of the convertible preferred stock, as the IPO and such conversions were completed on July 5, 2017.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Blue Apron Holdings, Inc. and its wholly‑owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”).

Certain reclassifications were made to prior year amounts to conform to current year presentation.

Use of Estimates

In preparing its Consolidated Financial Statements in accordance with GAAP, the Company is required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, and expenses, and disclosure of contingent assets and liabilities which are reported in the Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult, subjective, or complex judgments include revenue recognition, inventory valuation, leases, recoverability of long‑lived assets, the fair value of share‑based awards, recoverability of net deferred tax assets and related valuation allowance, and the recognition and measurement of income tax uncertainties and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from the Company’s estimates and assumptions.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. Cash and cash equivalents are stated at cost plus accrued interest and consist of cash on hand, money market accounts, and amounts held by third‑party financial institutions for credit and debit card transactions. Cash as of December 31, 2017 and 2016 was $55.1 million and $13.2 million, respectively. Cash equivalents as of December 31, 2017 and 2016 was $173.4 million and $68.3 million, respectively, and consist of qualifying money market accounts and amounts due from third‑party institutions. Amounts due from third‑party institutions generally settle within three business days and were $10.4 million and $9.9 million as of December 31, 2017 and 2016, respectively.

Accounts Receivable

Accounts receivable primarily represent amounts due from third parties that market the Company’s products and other trade receivables. Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts if applicable, are unsecured, and do not bear interest. The allowance for doubtful accounts was zero at December 31, 2017 and 2016.

Other Receivables

Other receivables primarily include amounts due from the sale of fixed assets and miscellaneous receivables other than trade accounts receivable. Other receivables are recorded at their carrying amounts, are unsecured, and do not bear interest.

Certain Risks and Concentrations

Financial instruments that subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, and restricted cash. All of the Company’s cash, cash equivalents, and restricted cash are held at financial institutions in the United States that management believes to be of high credit quality. Deposits held in the United States with these financial institutions exceed federally insured limits.

The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating.

No individual customer accounted for 10% or more of the Company’s total Net revenue for the years ended December 31, 2017, 2016, and 2015. There are no significant concentration risks within the Company’s Accounts receivable as of December 31, 2017 and 2016.

For the year ended December 31, 2017, an individual shipping carrier accounted for 10.2% of the Company’s total Cost of goods sold, excluding depreciation and amortization. No individual supplier accounted for 10% or more of the Company’s total Cost of goods sold, excluding depreciation and amortization for the years ended December 31, 2016 or 2015. No individual supplier accounted for 10% or more of total Accounts payable as of December 31, 2017 or December 31, 2016.

Inventories, Net

Inventories, net consist primarily of bulk and prepped food, products available for resale, packaging, and containers which are stated at the lower of cost or net realizable value. Inventory costs consist of product costs, inbound shipping and handling costs, and applicable direct labor costs. Inventories are valued on a first in, first out cost basis. The Company records an inventory valuation reserve when applicable based on currently available information about the likely method of disposition, such as through sales to individual customers, donations, or liquidations and expected recoverable values of each inventory category.

Leases

The Company categorizes lease agreements at their inception as either operating or capital leases. For operating leases, the Company recognizes rent expense on a straight‑line basis over the term of the lease. For capital leases, the Company records a leased asset with a corresponding liability. Payments are recorded as reductions to the liability with an interest charge recorded based on the remaining liability. Sublease payments received by the Company are recorded as income against the associated rent expense.

The Company reviews leases for which it is involved in construction to determine if it is considered to be the owner for accounting purposes during the construction period. If the Company is determined to be the owner for accounting purposes, the Company follows build‑to‑suit accounting and capitalizes the fair value of the building and direct construction costs incurred along with a corresponding facility financing liability. At the end of the construction period, the Company assesses whether these arrangements qualify for sales recognition under sale‑leaseback accounting guidance. If upon completion of construction, the arrangement does not meet the sale‑leaseback criteria, the Company will continue to be considered the owner of the building for accounting purposes.

Property and Equipment, Net

Property and equipment, net, including leasehold improvements, are stated at cost and are depreciated using a straight‑line method over the estimated useful lives of the related assets. The estimated useful lives are as follows:

Computer equipment	2 - 3 years
Capitalized software	2 years
Fulfillment equipment	5 - 7 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of expected useful life or lease term
Buildings	30 years

Capitalized Software Development Costs

The Company capitalizes qualifying internally‑developed software development costs that are incurred during the application development stage so long as management with the relevant authority authorizes the project, it is probable the project will be completed, and the software will be used to perform the function intended. Capitalized costs are amortized on a straight‑line basis over their expected useful lives which is approximately two years. Costs incurred for enhancements that are expected to result in additional significant functionality are capitalized and amortized over the estimated useful life of the enhancement. Costs related to preliminary project activities and post‑implementation operation activities, including training and maintenance, are expensed as incurred. Capitalized software development costs net of accumulated amortization are included as a component of Property and equipment, net in the accompanying Consolidated Balance Sheets.

Recoverability of Long‑Lived Assets

Long‑lived assets consist of the Company’s property, equipment, and capitalized software development costs. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long‑lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. Recoverability is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value.

For the year ended December 31, 2017, the Company recorded impairment charges of $9.5 million on long-lived assets primarily related to the Jersey City and Fairfield facilities recognized in Other operating expense. For the years ended December 31, 2016 and 2015, no impairment of long‑lived assets was indicated.

Fair Value Estimates

The fair value of financial instruments and non-financial instruments is determined based on assumptions that market participants would use when pricing an asset or liability at the balance sheet date. Certain assets are categorized based on the following fair value hierarchy of market participant assumptions:

•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.
•	Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value of the asset or liability and supported by little or no market activity.

The Company uses observable market data when available, and minimizes the use of unobservable inputs when determining fair value.

Cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued liabilities are stated at carrying amounts as reported in the Consolidated Financial Statements, which approximates fair value due to their short‑term nature. The fair value of the long‑term debt approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company.

Revenue Recognition

The Company recognizes revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. Revenue, net of promotional discounts, is deferred at the time cash is collected and recognized at the time risk of ownership transfers to the customer. The Company also defers revenue from the sale of gift cards and prepaid orders until all criteria for revenue recognition are met. Net revenue is reduced for actual and estimated customer credits and refunds expected to be issued. For the years ended December 31, 2017, 2016 and 2015 credits and refunds represented 3.5%, 3.3%, and 4.4% of Net revenue, respectively.

The Company periodically enters into agreements with third parties to market the Company’s products. The Company records revenue from such arrangements at the gross amount as the Company is the primary obligor with the customer, provides primary customer service for such products sold on its website, has latitude in establishing price and selecting such products sold on its website, and maintains inventory risk. Payments received in advance under these agreements are recorded as deferred revenue until all criteria for revenue recognition are met.

Cost of Goods Sold, Excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization consists of product and fulfillment costs. Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for the Company’s meals, inbound shipping costs, and cost of products sold through Blue Apron Wine, Blue Apron Market, and BN Ranch. Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to the Company’s customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies.

Advertising Costs

Advertising costs are charged to Marketing expense in the accompanying Consolidated Statements of Operations. Advertising costs were $115.7 million, $103.4 million, $31.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. The Company recognizes advertising costs the first time the advertising takes place. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were $1.6 million and $3.9 million as of December 31, 2017 and 2016, respectively, and are recorded within prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

Product, Technology, General, and Administrative

Product, technology, general, and administrative expenses consist of costs related to the development of the Company’s products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of the Company’s platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities costs such as occupancy and rent costs for the Company’s corporate offices and fulfillment centers; and payment processing fees, professional fees, and other general corporate and administrative costs.

Share‑Based Compensation

The Company recognizes share‑based compensation for share‑based awards, including stock options, based on the estimated fair value of the awards, net of estimated forfeitures. The Company estimates the fair value of stock options on the grant date generally using the Black‑Scholes option‑pricing model and recognizes the related share‑based compensation on a straight‑line basis over the period in which the employee is required to provide services, generally up to four years. For stock repurchases, the Company recognizes any excess of the repurchase price over the fair value of the instruments repurchased as additional share‑based compensation.

Other Operating Expense

Other operating expense consists primarily of impairment losses relating to long-lived assets in the Company’s fulfillment centers and employee-related charges relating to the personnel realignment implemented in October 2017.

Interest Income (Expense), Net

Interest income and expense consists primarily of interest expense associated with the revolving credit facility, capital lease financings, and build-to-suit lease financing offset by interest income on cash and cash equivalents.

Other Income (Expense), Net

Other income and expense consists of the mark-to-market loss on the debt derivative related to the convertible notes, as well as the loss upon the automatic conversion and settlement of the convertible notes.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In evaluating the ability to recover deferred tax assets in the jurisdiction from which they arise, the Company considers all available positive and negative evidence. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss). Based on the Company’s historical operating losses, the Company has recorded a full valuation allowance against its federal and state net operating loss carryforwards and other deferred tax assets.

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit in accordance with ASC 740, Income Taxes. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which judgment occurs. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of provision for income taxes.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups (JOBS) Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”  The Company may take advantage of these exemptions until the Company is no longer an “emerging growth company.”  Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non‑affiliates (and it has been a public company for at least 12 months, and has filed one annual report on Form 10‑K), or it issues more than $1.0 billion of non‑convertible debt securities over a three‑year period.

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

Recently Adopted Accounting Pronouncements

 In July 2015, the FASB issued Accounting Standards Update No. 2015-11 ("ASU 2015-11"), Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, and defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For non-public entities, the amendments in ASU 2015-11 are effective for annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

3. Inventories, Net

Inventories, net consist of the following:

	December 31,
	2017	2016
	(In thousands)
Fulfillment	$7,358	$5,758
Product	34,569	37,129
Inventories, net	$41,927	$42,887

Product inventory primarily consists of bulk and prepped food, containers, and products available for resale. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2017	2016
	(In thousands)
Deposits	$2,346	$1,122
Prepaid marketing	1,604	3,940
Prepaid rent	1,348	1,430
Other current assets	2,526	1,775
Prepaid expenses and other current assets	$7,824	$8,267

5. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2017	2016
	(In thousands)
Computer equipment	$10,883	$6,468
Capitalized software	10,427	5,448
Fulfillment equipment	45,581	12,525
Furniture and fixtures	4,188	1,491
Leasehold improvements	40,173	23,660
Buildings(1)	148,507	—
Construction in process(1) (2)	4,563	93,092
Property and equipment, gross	264,322	142,684
Less: accumulated depreciation and amortization	(33,494)	(11,723)
Property and equipment, net	$230,828	$130,961

(1)

Includes build-to-suit lease arrangements where the Company is considered the owner for accounting purposes, of which $62.1 million was included in Buildings as of December 31, 2017 and $45.0 million was included in Construction in process as of December 31, 2016. Costs incurred directly by the Company relating to these arrangements were $82.3 million and $37.6 million as of December 31, 2017 and December 31, 2016, respectively.
(2)	Construction in process includes all costs capitalized related to projects that have not yet been placed in service.

Depreciation and amortization related to the Company’s Property and equipment, net for the years ended December 31, 2017, 2016, and 2015 was $26.8 million, $8.2 million, $2.9 million, respectively.

The Company capitalizes the cost of interest for construction projects related to build-to-suit lease arrangements based on the applicable capitalization rate for the project. Capitalized interest was $4.2 million and $1.9 million as of December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016 total equipment financed under capital leases was $1.0 million and $1.2 million, respectively, with related accumulated depreciation of $0.4 million and $0.4 million, respectively. For the years ended December 31, 2017, 2016, and 2015 depreciation expense related to property and equipment under capital leases was $0.2 million, $0.3 million, $0.1 million, respectively.

For the years ended December 31, 2017, 2016, and 2015 the Company capitalized software development costs of $5.8 million, $3.2 million, $1.6 million including share‑based compensation of $0.2 million, $0.1 million, $0.0 million, respectively. As of December 31, 2017 and 2016, the net book value of capitalized software development costs was $5.3 million and $3.3 million, respectively. Amortization expense for capitalized software development costs recognized in Depreciation and amortization in the accompanying Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015 was $3.1 million, $1.4 million and $0.6 million, respectively.

In July 2017, the Company approved a plan to transition all of its Jersey City, New Jersey fulfillment center operations to its new fulfillment center in Linden, New Jersey. The Company concluded that this change in operations represented a triggering event with respect to its long-lived assets at the Jersey City facility and therefore performed an impairment test in accordance with ASC 360, Property, Plant, and Equipment. The carrying amount of the Company’s long-lived assets at the Jersey City facility was $11.5 million and the fair value was $7.1 million as of the impairment date, resulting in an impairment of $4.4 million, primarily consisting of leasehold improvements and equipment. The fair value was primarily determined based on estimated market prices of the assets and represented a Level 3 valuation in the fair value hierarchy. In October 2017, upon completion of the transition to the new Linden fulfillment center, the Company’s long-lived assets at the Jersey City facility have primarily been sold or relocated to the Company’s other fulfillment centers.

As an additional step in the company-wide realignment discussed in Note 17, the Company performed a review of its real estate needs, including its previous plans to build-out a new facility in Fairfield, California primarily to support its future west coast fulfillment operations. Based on this review, in October 2017, the Company decided to no longer pursue its planned build-out of the Fairfield facility. As a result, the Company is continuing to evaluate potential alternatives for the leased Fairfield property, which the Company took possession of in December 2017 upon completion of the building structure by the landlord. The Company concluded this change in intention represents a triggering event with respect to its long-lived assets at the Fairfield property and therefore performed an impairment test in accordance with ASC 360, Property, Plant, and Equipment.  The carrying amount of the Company’s long-lived assets at the Fairfield facility was $37.1 million and the fair value was $33.9 million as of the impairment date, resulting in an impairment of $3.2 million, primarily consisting of the building, leasehold improvements, and equipment. The fair value was primarily determined based on a third-party appraisal for real property using the Income Capitalization Approach. Other methodologies were also considered by the Company in the valuation, including the Cost Approach and the Sales Approach. The valuation represented a Level 3 valuation in the fair value hierarchy.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2017	2016
	(In thousands)
Accrued compensation	$13,009	$11,069
Accrued credits and refunds reserve	1,079	1,235
Accrued marketing expenses	5,739	5,424
Accrued product expenses	—	10,965
Accrued shipping expenses	5,319	4,930
Other current liabilities	7,469	7,288
Accrued expenses and other current liabilities	$32,615	$40,911

7. Deferred Revenue

Deferred revenue consists of the following:

	December 31,
	2017	2016
	(In thousands)
Cash received prior to fulfillment	$10,635	$10,107
Gift cards, prepaid orders, and other	17,011	14,171
Deferred revenue	$27,646	$24,278

8. Long‑term Debt

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

As of December 31, 2017 and December 31, 2016, the Company had $125.0 million and $45.0 million, respectively, in outstanding borrowings and $1.4 million and $0.3 million, respectively, in issued letters of credit under the revolving credit facility. The remaining amount available to borrow as of December 31, 2017 and December 31, 2016 was $73.6 million and $104.7 million, respectively. The Company incurred and capitalized $0.5 million in deferred financing costs in long-term debt in connection with the revolving credit facility. As of December 31, 2017 and December 31, 2016, the total unamortized deferred financing costs in long-term debt was $0.3 million and $0.5 million, respectively.

As of December 31, 2017 and December 31, 2016, outstanding borrowings in long-term debt consisted of the following:

		December 31,	December 31,
	Maturity Date	2017	2016
		(In thousands)
Revolving credit facility	2019	$125,000	$45,000
Weighted average interest rate		3.47%	2.84%

Borrowings under the revolving credit facility bear interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one‑month interest period plus 1.00%, plus in each case a margin ranging from 0.50% to 1.00% (the “base rate”) or (2) an adjusted LIBOR rate plus a margin ranging from 1.50% to 2.00%, based on the Company’s total leverage ratio for the preceding four fiscal quarters and the Company’s status as a public or non‑public company (the “adjusted LIBOR rate”). During the years ended December 31, 2017 and 2016, the Company borrowed $120.0 million and $40.0 million, respectively, under the revolving credit facility utilizing the adjusted LIBOR rate and $5.0 million and $5.0 million, respectively, utilizing the base rate. The Company is also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%. The unused commitment fees were $0.1 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.

The obligations under the revolving credit facility are guaranteed by the guarantor as defined in the credit agreement, Blue Apron Holdings, Inc. The revolving credit facility is collateralized by substantially all of the assets of the Company and certain of its subsidiaries. The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of December 31, 2017 and 2016 the Company was in compliance with all of the covenants under the revolving credit facility.

Convertible Note

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

At the issuance date, in accordance with accounting guidance on beneficial conversion features, the Company recorded the portion of the debt proceeds equal to the intrinsic value of the optional conversion feature upon maturity, and recorded $19.6 million as a beneficial conversion feature in stockholders’ equity. The Company also fair valued and bifurcated the automatic conversion features from the respective host debt instrument, and recorded a debt derivative of $15.4 million at date of issuance. The derivative liability was revalued at each reporting date with changes in fair value recorded as a component of Other income and expense. The resulting debt discount from the derivative liability and beneficial conversion feature was amortized to interest expense using the effective interest rate method. During the year ended December 31, 2017, the Company incurred $2.3 million of interest expense related to amortization of debt discount and initial debt issuance costs prior to the note conversion.

On July 5, 2017, upon the closing of the IPO, the outstanding principal amount and all accrued and unpaid interest on the convertible notes were automatically converted into 7,023,201 shares of Class B common stock. The conversion and settlement of the convertible notes, the outstanding principal, derivative, accrued interest, and discount resulted in a net loss of $(15.0) million recorded in Other income (expense), net for the year ended December 31, 2017. The fair value of the shares issued upon conversion is recorded in stockholders’ equity (deficit).

Facility Financing Obligation

As of December 31, 2017 and 2016, the Company has recorded a facility financing obligation of $70.3 million and $49.8 million, respectively, related to leased facilities in Linden and Fairfield under the build‑to‑suit accounting guidance. See Note 9 for further discussion.

9. Commitments and Contingencies

Lease and Other Commitments

The Company leases fulfillment centers and office space under non‑cancelable operating lease arrangements that expire on various dates through 2028. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs, and insurance, and contain renewal and escalation clauses. The Company recognizes rent expense under these arrangements on a straight‑line basis over the term of the lease. As of December 31, 2017 and 2016 deferred rent amounted to $7.6 million and $2.4 million, respectively, and is included in Other noncurrent liabilities in the accompanying Consolidated Balance Sheets.

In addition, the Company leases certain equipment under capital lease arrangements that expire at various dates through 2020.

In March 2016, the Company signed a lease for a new fulfillment center in Linden and in August 2016 the Company signed a lease for a new fulfillment center in Fairfield, which expire in 2026 and 2028, respectively. As a result of the nature of the Company’s involvement in the construction of these leased fulfillment centers, the Company is considered to be the owner during the construction period for accounting purposes. The Company follows build‑to‑suit accounting for these arrangements and capitalized the fair value of the buildings and direct construction costs incurred along with a corresponding facility financing liability. At the end of the construction period, the Company assessed whether these arrangements qualify for sales recognition under sale‑leaseback accounting guidance. Upon substantial completion of the construction phase of the new facilities in New Jersey and California in June 2017 and December 2017, respectively, the Company performed a sale-leaseback analysis pursuant to Accounting Standards Codification (“ASC”) 840 – Leases, to determine the appropriateness of removing the previously capitalized assets from the Consolidated Balance Sheets. The Company concluded that components of “continuing involvement” were evident as a result of this analysis, thereby failing the sale-leaseback tests which precludes the derecognition of the related assets from the Consolidated Balance Sheets. In conjunction with the leases, the Company also recorded a facility financing obligation equal to the fair market value of the assets received from the landlords. At the end of the lease terms, including exercise of any renewal options, the difference between the remaining facility financing obligation and the net carrying value of the fixed assets will be recognized as a non-cash gain or loss on sale of the properties. The Company does not report rent expense for the leases. Rather, rental payments under the leases are recognized as a reduction of the financing obligation and interest expense and the associated assets capitalized throughout the construction projects are depreciated over the determined useful life.

In July 2017, the Company approved a plan to transition all of its Jersey City fulfillment center operations to its new fulfillment center in Linden. The Company’s Jersey City facility was occupied pursuant to a sublease expiring in 2018 and a lease expiring in 2025.  In October 2017, the Company terminated its sublease expiring in 2018 with no material termination costs.  Additionally, in November 2017, the Company entered into an agreement to sublease the remainder of its Jersey City facility. The sublease continues through the duration of the Company’s existing lease for the facility and entitles the Company to future minimum sublease payments of approximately $5.7 million as of December 31, 2017. The Company has non-cancelable future minimum lease payments of approximately $5.2 million to the original lessor of the facility as of December 31, 2017.

As an additional step in the company-wide realignment discussed in Note 17, the Company performed a review of its real estate needs, including its previous plans to build-out a new facility in Fairfield primarily to support its future west coast fulfillment operations. Based on this review, in October 2017, the Company decided to no longer pursue its planned build-out of the facility. As a result, the Company is continuing to evaluate potential alternatives for the leased property, which the Company took possession of in December 2017 upon completion of the building structure by the landlord. The Company has future non-cancelable minimum lease payments of $38.7 million through 2028.

As of December 31, 2017, the aggregate future non‑cancelable minimum lease payments consist of the following:

	Capital	Build-to-Suit	Operating
Years Ended December 31:	Leases	Leases	Leases
	(In thousands)
2018	$263	$3,608	$13,258
2019	190	4,798	10,888
2020	123	4,918	5,873
2021	13	5,041	5,806
2022	—	5,167	5,366
Thereafter	—	25,208	15,963
	$589	$48,740	$57,154
Less: amount representing interest and taxes	(45)
Lease obligations net of interest and taxes	544
Less: current portion of capital lease obligations	(229)
Noncurrent portion of capital lease obligations	$315

Rent expense was $14.0 million, $10.0 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is recognized in Product, technology, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

As of December 31, 2017, 2016 and 2015, the current portion of the Company’s capital lease obligations is a component of Other current liabilities on the Consolidated Balance Sheet and the noncurrent portion of the Company’s capital lease obligations is a component of Other noncurrent liabilities on the Consolidated Balance Sheets.

Purchase Obligations

As of December 31, 2017, the Company had an estimated minimum purchase obligation with a food supplier of approximately $36.7 million through 2020 based on minimum purchase quantities and expected pricing. Total purchases under the contract may be lower than the minimum non‑cancelable commitment due to supplier production levels or supplier’s failure to deliver product that meets our specifications. The Company is not obligated to pay the minimum purchase obligation should the supplier not produce the committed level or deliver product that meets our specifications. Further, at the Company’s discretion, the total purchases under the contract may be higher than the minimum non‑cancelable commitment.

Letters of Credit

As of December 31, 2017 and 2016, the Company had $4.1 million and $4.4 million, respectively, in letters of credit issued. The letters of credit serve as security primarily for fulfillment centers and office space leases entered into by the Company. As of December 31, 2017 and 2016 the letters of credit were collateralized by current restricted cash of $0.0 million and $0.1 million, and by noncurrent restricted cash of $2.4 million and $4.0 million, respectively. As of December 31, 2017 and 2016 the beneficiaries of the letters of credit had not drawn upon any of the letters of credit.

Legal Proceedings

The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible, the Company discloses the matter, and, if estimable, the amount or range of the possible loss in the notes to the Consolidated Financial Statements

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s June 2017 initial public offering, or the IPO.  This purported class action was filed in August 2017 against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO.  The complaint alleges that the defendants made material misstatements or omissions in the Company’s registration statement that caused the stock price to drop.  On December 15, 2017, the court issued an order appointing lead plaintiffs.  Pursuant to a stipulation entered by the parties, lead plaintiffs have until February 27, 2018 to file an amended complaint. The Company is in the preliminary stages of reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a shareholder derivative action filed in the Delaware Court of Chancery.  Plaintiff seeks a declaratory judgment challenging the validity of a provision of the Company’s Certification of Incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court.  Defendants have not responded to the complaint and the court has not entered a schedule.  The Company is in the preliminary stages of reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is party to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law.  The Company is in the preliminary stages of reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Although the Company believes that it is reasonably possible that it may incur losses in these cases, the Company is currently unable to estimate the amount of such losses due to the early stages of the litigation, among other factors.

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

Immediately prior to the Corporate Reorganization, Blue Apron Holdings, Inc. was a direct, wholly‑owned subsidiary of Blue Apron, Inc., and Blue Apron Merger Sub, Inc., a Delaware corporation, which is referred to as “Merger Sub”, was a direct, wholly‑owned subsidiary of Blue Apron Holdings, Inc. Both Blue Apron Holdings, Inc. and Merger Sub were organized for the sole purpose of implementing the Corporate Reorganization. In December 2016, Merger Sub merged with and into Blue Apron, Inc., with Blue Apron, Inc. continuing as the surviving corporation. Each issued and outstanding share of common stock of Blue Apron, Inc. was converted into one share of common stock of Blue Apron Holdings, Inc. and each issued and outstanding share of preferred stock of Blue Apron, Inc. was converted into one share of preferred stock of Blue Apron Holdings, Inc. The separate corporate existence of Merger Sub ceased and all of the issued and outstanding shares of Blue Apron Holdings, Inc. owned by Blue Apron, Inc. were automatically canceled and retired. As a result of the Corporate Reorganization, each stockholder of Blue Apron, Inc. became a stockholder of Blue Apron Holdings, Inc., holding the same proportional equity interests as immediately prior to the Corporate Reorganization, and Blue Apron, Inc. became a direct, wholly‑owned subsidiary of Blue Apron Holdings, Inc. The certificate of incorporation and bylaws of Blue Apron Holdings, Inc. were amended and restated in order to be identical to those of Blue Apron, Inc. prior to the Corporate Reorganization, and the initial directors and executive officers of Blue Apron Holdings, Inc. were the same individuals who were directors and executive officers of Blue Apron, Inc. immediately prior to the Corporate Reorganization. In December 2016, immediately after the merger, Blue Apron, Inc. converted into Blue Apron, LLC, a Delaware limited liability company.

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

In connection with the Corporate Reorganization, the Company also implemented a tri‑class capital structure consisting of two classes of voting common stock, Class A common stock and Class B common stock, and one class of non‑voting stock, Class C capital stock (“Class C common stock”). To implement the tri‑class capital structure, all then‑outstanding shares of common stock, having one vote per share, were reclassified into shares of Class B common stock, having ten votes per share, and all then‑outstanding securities convertible or exercisable for common stock became convertible or exercisable for Class B common stock. Class A common stock will be entitled to one vote per share. Each outstanding share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value and whether voluntary or involuntary or by operation of law, except for certain exceptions and permitted transfers, or other events as described in the Company’s restated certificate of incorporation.

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

11. Convertible Preferred Stock

In connection with the IPO, on July 5, 2017, all outstanding shares of convertible preferred stock converted into Class B common stock. As of December 31, 2017, the Company has 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized for issuance, with none issued or outstanding.

The following table summarizes the Company’s authorized, issued and outstanding convertible preferred stock as of December 31, 2016:

		December 31, 2016
		Shares Issued			Aggregate
	Shares	and		Liquidation	Liquidation	Conversion
	Authorized	Outstanding	Net Proceeds	Price Per Share	Preference	Price Per Share
Convertible Preferred Stock:	(In thousands, except share and per-share data)
Series A	742,409	742,409	$2,974	$4.0751	$3,025	$0.0815
Series B	455,220	455,220	4,939	10.9837	5,000	0.2197
Series C	3,001,448	3,001,448	49,824	16.6586	50,000	3.3317
Series D	13,172,325	10,301,861	137,132	13.3269	137,292	13.3269
Convertible preferred stock	17,371,402	14,500,938	$194,869		$195,317

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

The holders of the Company’s preferred stock had various rights, preferences, and privileges as follows:

Conversion Rights

Each share of the Company’s Series A convertible preferred stock (“Series A”), Series B convertible preferred stock (“Series B”), Series C convertible preferred stock (“Series C”), and Series D convertible preferred stock (“Series D”) is convertible, at the option of the holder, at any time and without the payment of additional consideration, into Class B common stock determined by dividing the original issue price by the applicable conversion price, as described below. The original issue price per share is $4.0751 for the Series A, $10.9837 for the Series B, $16.6586 for the Series C, and $13.3269 for the Series D (in each case, as adjusted for certain recapitalizations, splits, combinations, common stock dividends, or similar events). At December 31, 2016, the conversion prices per share are $0.0815 for the Series A, $0.2197 for the Series B, $3.3317 for the Series C, and $13.3269 for the Series D. As of December 31, 2016, at the current conversion ratio, the Series A will convert on a 50-for-1 basis into Class B common stock, the Series B will convert on a 50-for-1 basis into Class B common stock, the Series C will convert on a 5-for-1 basis into Class B common stock, and the Series D will convert on a 1-for-1 basis into Class B common stock. The conversion price per share for the preferred stock shall be adjusted for certain recapitalizations, splits, combinations, dividends, or similar events, as discussed below.

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

After the payment of the liquidation amount to be paid to the holders of Series D, the holders of the Series A, Series B, and Series C then outstanding shall be entitled to be paid on a pari passu basis out of the remaining assets available for distribution to the Company’s stockholders, before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the applicable original issue price, plus any dividend declared but unpaid thereon, and (ii) such amount per share as would have been payable had all shares of the applicable series of Series A, Series B, and Series C had been converted into Class B common stock immediately prior to such liquidation, dissolution or winding-up (or Deemed Liquidation Event). As of December 31, 2016, the liquidation amount was $4.0751 per share for the Series A, $10.9837 per share for the Series B, $16.6586 per share for the Series C, and $13.3269 per share for the Series D.

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

12. Share‑based Compensation

The Company recognized share-based compensation for share-based awards of $11.3 million, $3.0 million, and $1.1 million during the years ended December 31, 2017, 2016, and 2015, respectively. For the year ended December 31, 2017, the Company recognized $10.6 million in Product, technology, general, and administrative expenses and $0.7 million in cost of goods sold, excluding Depreciation and amortization. For the years ended 2016 and 2015, share-based compensation was primarily included in Product, technology, general, and administrative expenses.

Determination of Fair Value

The fair value of each stock option grant granted under the 2012 Equity Incentive Plan, except the Market Grant as discussed below, was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions:

	Year Ended December 31,
	2017			2016			2015
Expected term (in years)	3.49	-	6.12	5.85	-	6.93	5.86	-	6.06
Risk-free interest rate	1.79	-	2.27%	1.28	-	2.19%	1.63	-	1.82%
Expected volatility	46.35	-	60.15%	49.83	-	60.37%	58.95	-	61.51%
Dividend rate			—			—			—

The Company determined the assumptions for the Black‑Scholes option‑pricing model as discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected Term — The expected term represents the period that the share‑based awards are expected to be outstanding. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term.

Risk‑Free Interest Rate — The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero‑coupon U.S. Treasury constant maturity notes with terms approximately equal to the share‑based awards’ expected term.

Expected Volatility — Since the Company does not have a trading history of its common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within the Company’s industry that the Company considers to be comparable to its business over a period equivalent to the expected term of the share‑based awards.

Dividend Rate — The expected dividend is zero as the Company has not paid and does not anticipate paying any dividends in the foreseeable future.

The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and the Company will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from the Company’s estimates, the Company might be required to record adjustments to share‑based compensation in future periods.

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

In August 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan for the purpose of granting incentive stock options, non-qualified stock options, restricted stock, and restricted stock units to employees, directors, and consultants. Options may be granted at a price per share not less than 100% of the fair market value at the date of grant. If, at the time the Company grants an incentive stock option, the optionee owns stock that holds more than 10% of the total combined voting power of all classes of the Company’s stock (“10% stockholder”), the exercise price must be at least 110% of the fair value of the common stock on the grant date. Options granted are exercisable over a maximum term of ten years from the date of grant, or five years from the date of grant for a 10% stockholder and generally vest over a period of four years. In August 2016, the Company’s stockholders approved an increase of 4,200,000 Class B common stock shares available in the Plan.

In connection with the Corporate Reorganization as discussed in Note 10, Blue Apron Holdings, Inc. assumed Blue Apron, Inc.’s Restated 2012 Equity Incentive Plan, as previously amended, and then amended and restated the plan in its entirety. Following the assumption of the 2012 Equity Incentive Plan, outstanding options to purchase Blue Apron, Inc.’s common stock were automatically converted into options to purchase an equal number of shares of Class B common stock of Blue Apron Holdings, Inc. with no change in the applicable exercise price, vesting schedule, or term. Upon completion of the Corporate Reorganization and adoption of the 2017 Equity Incentive Plan, 47,656,712 shares of Class A and Class B common stock were reserved for issuance.

As of December 31, 2017, 20,612,395 shares of Class A common stock remained available for future grants under the 2017 Equity Incentive Plan. As of December 31, 2016, 2,689,682 Class B common stock shares remained available for future grants under the 2012 Equity Incentive Plan.

Stock Options

The following table summarizes outstanding options, which were granted under the 2012 Equity Incentive Plan:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
	Number	Average	Remaining	Value of
	of	Exercise	Contractual	Outstanding
	Options	Price	Term	Options
			(Years)	(In thousands)
Outstanding — December 31, 2016	9,599,015	$6.05	8.73	$36,156
Granted	2,633,962	9.69
Exercised	(1,770,703)	0.57
Forfeited / canceled	(2,270,705)	5.59
Outstanding — December 31, 2017	8,191,569	$8.53	8.28	$5,253
Exercisable — December 31, 2017	3,548,342	$6.95	7.81	$4,150
Outstanding vested and expected to vest — December 31, 2017	7,504,786	$8.66	8.23	$5,156

The weighted‑average grant date fair value of options granted for the years ended December 31, 2017, 2016, and 2015 was $4.84, $2.29, $1.81, respectively. The total intrinsic value of options exercised was $14.4 million, $2.0 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The total grant date fair value of options vested for the years ended December 31, 2017, 2016, and 2015 was $11.2 million, $3.2 million and $1.0 million, respectively. For the years ended December 31, 2017, 2016, and 2015 the Company received $1.0 million, $0.4 million, and $0.1 million, respectively, from the exercise of share options granted under share‑based payment arrangements. There was no tax benefit realized from stock options exercised during these periods.

As of December 31, 2017, 2016, and 2015, total unrecognized share‑based compensation related to unvested options was $11.1 million, $10.5 million, and $4.3 million, respectively, net of estimated forfeitures. As of December 31, 2017, 2016, and 2015, these costs are expected to be recognized over a weighted‑average period of 2.75 years, 3.17 years, and 3.10 years, respectively.

Restricted Stock Units

The following table summarizes outstanding restricted stock units, which were granted under the 2017 Equity Incentive Plan:

	Number	Weighted-Average
	of	Grant Date
	Shares	Fair Value

Unvested — December 31, 2016	—	$—
Granted	9,403,241	6.51
Vested	(263,265)	5.39
Forfeited / canceled	(2,202,767)	7.03
Unvested — December 31, 2017	6,937,209	$6.39
Outstanding vested and expected to vest — December 31, 2017	5,172,529	$6.39

During 2017, 263,265 shares of restricted stock units vested and were released to employees under the 2017 Equity Incentive Plan. These shares primarily vest over a period of four years. Compensation expense related to the restricted stock units is recognized using the grant date fair value recognized evenly over the service period.

As of December 31, 2017, the unrecognized share‑based compensation related to unvested restricted stock units was $34.3 million which will be recognized over a period of 3.34 years. There was no restricted stock units outstanding as of December 31, 2016 and 2015.

Restricted Shares

The following table summarizes oustanding restricted shares, which were granted under the 2012 Equity Incentive Plan:

	Number	Weighted-Average
	of	Grant Date
	Shares	Fair Value

Unvested — December 31, 2016	43,750	$3.47
Granted	—	—
Exercised	—	—
Forfeited / canceled	—	—
Vested	(15,000)	3.47
Unvested — December 31, 2017	28,750	$3.47
Outstanding vested and expected to vest — December 31, 2017	28,750	$3.47

In August 2012, the Company entered into a restricted stock agreement with one of its founders for the issuance of 4,731,300 shares of restricted stock. Under the terms of the restricted stock agreement, the Company has the right to repurchase any unvested shares of restricted stock at the original issue price of $0.0282 per share in the event such founder’s services are terminated. This repurchase right lapsed over the restricted stock’s four year vesting period beginning in August 2012. This award was subsequently cancelled in May 2013 and a concurrent replacement award with substantially identical terms was issued to the Company’s founder. No incremental share‑based compensation expense arose due to this replacement award.

In November 2015, the Company issued 60,000 shares of restricted stock to a nonemployee director of the Company. These shares vest over a period of four years. Compensation expense related to the restricted shares is recognized using the grant date fair value recognized evenly over the service period.

As of December 31, 2017 and 2016 the unrecognized share‑based compensation related to unvested shares of restricted stock was $0.1 million and $0.2 million, respectively.

Award Modifications

During 2017, the Company modified the vested stock options for employees terminated as part of the company-wide realignment in order to extend the exercise period from 90 days to 12 months after termination.  In addition, the Company modified the unvested equity awards of an executive of the Company to include accelerated vesting upon a change in control of the Company. These award modifications did not have a material impact on the Company’s Consolidated Financial Statements.

13. Earnings per Share

The Company followed the two-class method when computing net income (loss) per share for the years ended December 31, 2016 and 2015 as the Company had issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, the two-class method did not apply for periods in which the Company had reported a net loss.

Upon the closing of the Company’s IPO on July 5, 2017, all of the outstanding shares of convertible preferred stock automatically converted into 85,190,551 shares of Class B common stock at the applicable conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Accordingly, the two-class method is not applicable for the year ended December 31, 2017 as the participating securities had previously converted into Class B common stock.

For the year ended December 31, 2017, the Company did not have any outstanding shares of Class C common stock. For the years ended December 31, 2016 and 2015, the Company did not have any outstanding shares of Class A or Class C common stock. The rights, including the liquidation and dividend rights, of the Class A, Class B, and Class C common stock are substantially the same, other than voting rights.

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

	Year Ended December 31,
	2017			2016	2015
	Class A	Class B	Class C	Class B	Class B
(in thousands, except share and per-share data)
Numerator:
Net income (loss)	$(25,675)	$(184,452)	$(16)	$(54,886)	$(46,965)
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(25,675)	$(184,452)	$(16)	$(54,886)	$(46,965)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	15,645,852	112,401,537	9,941	65,425,609	51,137,406
Effect of dilutive securities	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	15,645,852	112,401,537	9,941	65,425,609	51,137,406

Net income (loss) per share attributable to common stockholders—basic (1)	$(1.64)	$(1.64)	$(1.64)	$(0.84)	$(0.92)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(1.64)	$(1.64)	$(1.64)	$(0.84)	$(0.92)

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Year Ended December 31,
	2017			2016	2015
	Class A	Class B	Class C	Class B	Class B

Stock options	—	10,162,118	—	7,390,067	4,473,853
Restricted shares	—	36,801	—	1,422,319	15,190,800
Restricted stock units	3,235,209	—	—	—	—
Convertible preferred stock	—	—	—	85,190,551	85,190,551
Total anti-dilutive securities	3,235,209	10,198,919	—	94,002,937	104,855,204

14. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current provisions for income taxes:
Federal	$—	$—	$—
State	15	108	61
Total current	15	108	61
Deferred tax benefit:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Provision for income taxes	$15	$108	$61

On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law. This U.S. Tax Reform contains several key provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018 as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets, and reductions in the amount of executive pay that could qualify as a tax deduction. As a result of the change in the corporate tax rate, the Company remeasured its deferred tax assets as of December 31, 2017 based on the rate at which they are expected to reverse in the future. This remeasurement and interpretation of the new law is provisional subject to clarifications of the provisions of the new legislation and final calculations. Any future changes to the Company’s provisional estimated impact of the U.S. Tax Reform will be reflected as a change in estimate in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118 (SAB 118), Income Tax Accounting Implications of the Tax Cuts and Jobs Ac. SAB 118 allows for a measurement period of up to one year after the enactment date of the U.S. Tax Reform to finalize the recording of the related tax impacts.

A reconciliation of the provisions (benefits) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is shown as follows:

	Year Ended December 31,
	2017	2016	2015
Tax at statutory federal rate	35.00%	35.00%	35.00%
State tax — net of federal benefit	(0.03)%	(0.13)%	(0.08)%
Change in valuation allowance	(9.27)%	(37.71)%	(36.27)%
Effect of U.S. tax law change	(21.52)%	—%	—%
Share-based compensation	(1.63)%	(1.28)%	(0.82)%
Charitable contributions	0.81%	3.47%	2.26%
Convertible note	(2.88)%	—%	—%
Other	(0.49)%	0.45%	(0.22)%
Provision for income taxes	(0.01)%	(0.20)%	(0.13)%

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Tax attribute carryforwards	$68,364	$47,647
Inventories	4,729	3,811
Accruals, reserves, and other	8,159	4,896
Gross deferred tax assets	81,252	56,354
Valuation allowance	(81,252)	(56,354)
Total deferred tax assets	—	—
Deferred tax liabilities:
Property and equipment	—	—
Total deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Each reporting period the Company assesses the recoverability of its deferred tax assets and are required to establish a valuation allowance for any portion of the assets that the Company concludes is not more likely than not realizable. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a valuation allowance of $81.3 million and $56.4 million against the net U.S. deferred tax assets as of December 31, 2017 and 2016, respectively. The valuation allowance increased by $24.9 million and $22.9 million during 2017 and 2016, respectively, primarily as a result of additional losses generated, net of the remeasurement of deferred tax assets based upon changes to the U.S. Corporate income tax rate.

As of December 31, 2017 and 2016, the Company had U.S. federal net operating loss carryforwards of $195.2 million and $62.9 million, respectively, and state net operating loss carryforwards of $96.4 million and $42.0 million, respectively. The federal and state net operating loss carryforwards are subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized.

The Company’s tax attributes may be limited by the ownership provisions of Section 382 of the Internal Revenue Code.  As a result, if the Company experienced an “ownership change” during any three-year period, its use of these tax attributes may be limited. The Company has not performed a detailed analysis to determine if an ownership change has occurred.

Uncertain Tax Positions

As of December 31, 2017 and 2016, the Company had gross unrecognized tax benefits of $1.6 million and $0.9 million, respectively, none of which would materially impact the effective tax rate if realized during the year due to the Company’s full valuation allowance position. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the provision for income tax. The Company believes that it is reasonably possible that a decrease of up to $1.2 million in unrecognized tax benefits may occur within the coming year.

The activity related to the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Gross unrecognized tax benefits—beginning balance	$855	$341	$39
Increases related to tax positions taken in prior years	323	—	—
Decreases related to tax positions taken in prior years	(1)	(12)	(2)
Increases related to tax positions taken during current year	377	526	304
Decreases related to tax positions taken during the current year	—	—	—
Gross unrecognized tax benefits—ending balance	$1,554	$855	$341

The Company is subject to taxation in the United States and various states. All tax years remain open and are subject to examinations by the appropriate governmental agencies in all of the jurisdictions where the Company files tax returns. Certain US federal income tax returns are currently under examination, the resolution of which is not expected to have a material adverse effect on the Company's results of operations, cash flows or financial condition.

15. Fair Value Measurements

The fair value of financial instruments is determined based on assumptions that market participants would use when pricing an asset or liability at the balance sheet date. The Company uses observable market data when available, and minimizes the use of unobservable inputs when determining fair value.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, respectively, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$162,963	$—	$—	$162,963
Total financial assets	$162,963	$—	$—	$162,963

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$58,320	$—	$—	$58,320
Total financial assets	$58,320	$—	$—	$58,320

As of December 31, 2017 and 2016, the Company had $163.0 million and $58.3 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. During the year ended December 31, 2017, the Company did not have net realized gains or losses related to its financial assets.

As of December 31, 2017 and 2016, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

In 2017, the Company issued and sold $64.6 million in principal amount of convertible promissory notes (the “convertible notes”). At issuance, the Company fair valued and bifurcated the automatic conversion features from the respective host debt instrument, and recorded a level 3 debt derivative of $15.4 million. To derive the fair value of the embedded derivative, the Company estimated the fair value of the convertible notes with and without the embedded derivative using a discounted cash flow approach. The difference between the “with” and “without” convertible note prices determined the fair value of the embedded derivative at issuance. Key inputs for this valuation were the stated interest rate of the convertible notes, the assumed cost of debt, assessment of the likelihood and timing of conversion, and the discount upon conversion of the notes into equity. For the year ended December 31, 2017, the Company recorded a total gain of $6.0 million in Other income (expense), net due to the change in value of the derivative liability during the period.

On July 5, 2017, upon the closing of the IPO, the outstanding principal amount and all accrued and unpaid interest on the convertible notes were automatically converted into 7,023,201 shares of Class B common stock. Upon conversion and the settlement of the convertible notes, the derivative liability was reduced to $0.0 million. The loss recognized from the settlement of the convertible notes was $21.0 million in Other income (expense), net, resulting in a total net loss of $15.0 million on the extinguishment of the convertible notes during the year ended December 31, 2017.

Level 3
Financial liabilities (in thousands)
Balance — December 31, 2016	$—
Issuance of convertible notes derivative	15,429
Change in fair value of derivative	(6,020)
Settlement of convertible notes	(9,409)
Balance — December 31, 2017	$—

Certain non-financial assets, such as long-lived assets, are only recorded at fair value if an impairment loss is recognized. The following table presents non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses recorded during the year ended December 31, 2017 on those assets. There was no impairment loss recognized for the years ended December 31, 2016 and 2015. Non-recurring fair value measurements for the year ended December 31, 2017 include the following:

	Carrying value before impairment	Fair value (Level 3)	Impairment Loss
Non-financial assets (in thousands)
Long-lived assets	$51,602	$42,146	$9,456

See Note 5 for further discussion on the long-lived assets impairment losses.

16. Acquisition

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

17. Restructuring Costs

On October 18, 2017, the Company implemented a company-wide realignment of personnel to support its strategic priorities. This realignment resulted in a reduction of approximately 6% of the Company’s total workforce across both the Company’s corporate offices and fulfillment centers. As a result of the realignment, the Company recorded $3.1 million in employee-related expenses in Other operating expense, primarily consisting of severance payments, substantially all of which will result in cash expenditures. The following table summarizes the activity for the realignment and related implementation charges discussed above and the related accruals recorded in Accrued expenses and other current liabilities:

Employee-Related Costs
(In thousands)
Balance at beginning of period — December 31, 2016	$—
Charges	3,100
Cash payments	(2,425)
Other	—
Balance at end of period — December 31, 2017	$675

Schedule II: Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charges to Costs and Expenses	Other	Reductions		Balance at End of Period
	(In thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal year ended December 31, 2017	$56,354	$-	$70,109	$(45,211)	(1)	$81,252
Fiscal year ended December 31, 2016	33,474	-	22,880	-		56,354
Fiscal year ended December 31, 2015	14,582	-	18,891	-		33,474

Inventory Valuation Reserve:
Fiscal year ended December 31, 2017	$1,033	$3,390	$-	$(1,366)		$3,057
Fiscal year ended December 31, 2016	758	1,422	-	(1,147)		1,033
Fiscal year ended December 31, 2015	-	758	-	-		758

Credits and Refund Reserve:
Fiscal year ended December 31, 2017	$1,235	$32,072	$-	$(32,304)		$1,003
Fiscal year ended December 31, 2016	1,359	28,270	-	(28,394)		1,235
Fiscal year ended December 31, 2015	467	14,873	-	(13,981)		1,359

(1)

The carrying value of the deferred tax assets is determined by the enacted US corporate income tax rate. The Company remeasured the deferred tax assets as of December 31, 2017 based on the rates at which they are expected to reverse in the future, which is generally at the new corporate income tax rate of 21%. This resulted in a $45.2 million decrease in the deferred tax assets and corresponding decrease to the valuation allowance.