Form 10-Q
period 2018-03-31
Blue Apron Holdings, Inc.
filed 2018-05-03
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	57,131,012 shares outstanding as of March 31, 2018
Class B Common Stock, $0.0001 par value	134,638,697 shares outstanding as of March 31, 2018
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of March 31, 2018

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$203,517	$228,514
Accounts receivable	1,832	1,945
Inventories, net	39,745	41,927
Prepaid expenses and other current assets	10,672	7,824
Other receivables	1,163	2,539
Total current assets	256,929	282,749
Restricted cash	1,967	2,371
Property and equipment, net	227,110	230,828
Other noncurrent assets	1,664	1,761
TOTAL ASSETS	$487,670	$517,709
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$27,680	$30,448
Accrued expenses and other current liabilities	37,589	32,615
Deferred revenue	22,883	27,646
Total current liabilities	88,152	90,709
Long-term debt	124,734	124,687
Facility financing obligation	70,945	70,347
Other noncurrent liabilities	7,013	8,116
TOTAL LIABILITIES	290,844	293,859
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 57,131,012 and 37,657,649 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	6	4
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 134,638,697 and 153,727,228 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	13	15
Class C common stock, par value of $0.0001 per share — 500,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	577,561	572,528
Accumulated deficit	(380,754)	(348,697)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	196,826	223,850
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$487,670	$517,709

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net revenue	$196,690	$244,843
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	129,332	168,531
Marketing	39,329	60,605
Product, technology, general, and administrative	49,488	63,210
Depreciation and amortization	8,404	4,180
Total operating expenses	226,553	296,526
Income (loss) from operations	(29,863)	(51,683)
Interest income (expense), net	(1,777)	(470)
Income (loss) before income taxes	(31,640)	(52,153)
Benefit (provision) for income taxes	(25)	(41)
Net income (loss)	$(31,665)	$(52,194)

Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	$(0.17)	$(0.78)
Diluted	$(0.17)	$(0.78)
Weighted-average shares used to compute net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	191,494,036	67,090,001
Diluted	191,494,036	67,090,001

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income (loss)	$(31,665)	$(52,194)
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	$(31,665)	$(52,194)

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

									Accumulated
	Class A		Class B		Class C		Additional		Other		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity (Deficit)
Balance — December 31, 2017	37,657,649	$4	153,727,228	$15	—	$—	$572,528	$—	$—	$(348,697)	$223,850
Conversion from Class B to Class A common stock	19,239,436	2	(19,239,436)	(2)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	233,927	—	150,905	—	—	—	46	—	—	—	46
Share-based compensation	—	—	—	—	—	—	4,595	—	—	—	4,595
Impact of adoption of accounting standard update	—	—	—	—	—	—	392	—	—	(392)	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(31,665)	(31,665)
Balance — March 31, 2018	57,131,012	$6	134,638,697	$13	—	$—	$577,561	$—	$—	$(380,754)	$196,826

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,665)	$(52,194)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	8,404	4,180
Loss (gain) on disposal of property and equipment	514	23
Changes in reserves and allowances	(581)	411
Share-based compensation	4,215	1,238
Non-cash interest expense	645	44
Changes in operating assets and liabilities:
Receivables	1,059	(3,545)
Inventories	2,972	(5,497)
Prepaid expenses and other current assets	(2,649)	523
Accounts payable	(2,247)	23,238
Accrued expenses and other current liabilities	4,642	10,727
Deferred revenue	(4,763)	(2,475)
Other noncurrent assets and liabilities	(1,006)	4,288
Net cash from (used in) operating activities	(20,460)	(19,039)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	—	(1,177)
Decrease (increase) in restricted cash	125	—
Purchases of property and equipment	(5,077)	(55,086)
Proceeds from sale of property and equipment	430	—
Net cash from (used in) investing activities	(4,522)	(56,263)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuances	—	55,000
Proceeds from the exercise of stock options	46	78
Principal payments on capital lease obligations	(61)	(77)
Net cash from (used in) financing activities	(15)	55,001
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,997)	(20,301)
CASH AND CASH EQUIVALENTS — Beginning of period	228,514	81,468
CASH AND CASH EQUIVALENTS — End of period	$203,517	$61,167
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$—	$—
Cash paid for interest, net of amounts capitalized	$1,720	$283
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$184	$(30)
Non-cash additions to property and equipment	$380	$3,464
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$1,509	$20,676

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2018 and December 31, 2017, results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2018 (the “Annual Report”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to non-public entities. The Company adopted ASU 2016-09 as of January 1, 2018 using a modified retrospective approach electing to recognize gross stock compensation expense with actual forfeitures recognized as they occur, with a cumulative-effect adjustment to accumulated deficit of $0.4 million.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (“ASU 2017-09”), Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting. The standard is intended to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted ASU 2017-09 as of January 1, 2018. The adoption of this guidance did not impact the Company’s Consolidated Financial Statements.

.

3. Inventories, Net

Inventories, net consist of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Fulfillment	$4,603	$7,358
Product	35,142	34,569
Inventories, net	$39,745	$41,927

Product inventory primarily consists of bulk and prepped food, containers, and products available for resale. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Deposits	$2,054	$2,346
Prepaid marketing	658	1,604
Prepaid rent	1,483	1,348
Prepaid insurance	4,042	—
Other current assets	2,435	2,526
Prepaid expenses and other current assets	$10,672	$7,824

5. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Computer equipment	$10,941	$10,883
Capitalized software	11,760	10,427
Fulfillment equipment	48,112	45,581
Furniture and fixtures	4,188	4,188
Leasehold improvements	40,612	40,173
Buildings(1)	148,507	148,507
Construction in process	4,716	4,563
Property and equipment, gross	268,836	264,322
Less: accumulated depreciation and amortization	(41,726)	(33,494)
Property and equipment, net	$227,110	$230,828

(1)

Includes build-to-suit lease arrangements in Linden, New Jersey and Fairfield, California where the Company is considered the owner for accounting purposes, of which $62.1 million was included in Buildings as of March 31, 2018 and December 31, 2017. Costs incurred directly by the Company relating to these arrangements were $82.3 million as of March 31, 2018 and December 31, 2017. The Company also capitalized the cost of interest for construction projects related to build-to-suit lease arrangements of $4.2 million as of March 31, 2018 and December 31, 2017.

In October 2017, the Company performed a review of its real estate needs and decided to no longer pursue its planned build-out of the Fairfield facility. As a result, the Company is continuing to evaluate potential alternatives for the leased Fairfield property. As of March 31, 2018, the Company had future non-cancelable minimum lease payments of $38.7 million through 2028 related to this facility.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Accrued compensation	$13,412	$13,009
Accrued credits and refunds reserve	1,288	1,079
Accrued marketing expenses	6,660	5,739
Accrued product expenses	1,864	—
Accrued shipping expenses	7,493	5,319
Other current liabilities	6,872	7,469
Accrued expenses and other current liabilities	$37,589	$32,615

7. Deferred Revenue

Deferred revenue consists of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Cash received prior to fulfillment	$9,647	$10,635
Gift cards, prepaid orders, and other	13,236	17,011
Deferred revenue	$22,883	$27,646

8. Debt

Revolving Credit Facility

In August 2016, the Company entered into a revolving credit and guaranty agreement (the “revolving credit facility”). The revolving credit facility matures on August 26, 2019 and advances under it are secured by certain of the Company’s tangible and intangible assets. Absent any default, the revolving credit facility can be terminated at the Company’s discretion. The maximum amount available to borrow under the revolving credit facility was $150.0 million. In May 2017 and June 2017, the Company executed amendments to the agreement that each increased the total commitment by $25.0 million, resulting in a total commitment of $200.0 million.

As of March 31, 2018 and December 31, 2017, the Company had $125.0 million in outstanding borrowings and $1.4 million in issued letters of credit under the revolving credit facility. The remaining amount available to borrow as of March 31, 2018 and December 31, 2017 was $73.6 million. The Company incurred and capitalized $0.5 million in deferred financing costs in long-term debt in connection with the revolving credit facility. As of March 31, 2018 and December 31, 2017, the total unamortized deferred financing costs in long-term debt was $0.3 million and $0.3 million, respectively.

As of March 31, 2018 and December 31, 2017, outstanding borrowings of long-term debt consisted of the following:

		March 31,	December 31,
	Maturity Date	2018	2017
		(In thousands)
Revolving credit facility	August 2019	$125,000	$125,000
Weighted average interest rate		3.99%	3.47%

Borrowings under the revolving credit facility bear interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one month interest period plus 1.00%, plus in each case a margin ranging from 0.50% to 1.00% (the “base rate”) or (2) an adjusted LIBOR rate plus a margin ranging from 1.50% to 2.00%, based on the Company’s total leverage ratio for the preceding four fiscal quarters and the Company’s status as a public or non-public company (the “adjusted LIBOR rate”). As of March 31, 2018 and December 31, 2017, the Company had outstanding borrowings of $120.0 million utilizing the adjusted LIBOR rate. As of March 31, 2018 and December 31, 2017, the Company had outstanding borrowings of $5.0 million utilizing the base rate. The Company is also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%. The Company incurred unused commitment fees related to the revolving credit facility of $0.0 million during the three months ended March 31, 2018 and March 31, 2017.

The obligations under the revolving credit facility are guaranteed by the guarantor as defined in the credit agreement, Blue Apron Holdings, Inc. The Company’s obligations under the revolving credit facility are secured by substantially all of the assets of the Company and certain of its subsidiaries. The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of March 31, 2018 and December 31, 2017, the Company was in compliance with all of the covenants under the revolving credit facility.

Facility Financing Obligation

As of March 31, 2018 and December 31, 2017, the Company has recorded a facility financing obligation of $70.9 million and $70.3 million, respectively, related to leased facilities in Linden and Fairfield under the build-to-suit accounting guidance.

9. Commitments and Contingencies

Legal Proceedings

The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible, the Company discloses the matter, and, if estimable, the amount or range of the possible loss in the notes to the Consolidated Financial Statements.

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s June 2017 initial public offering, or the IPO.  The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop.   Pursuant to a stipulation entered by the parties, defendants have until May 21, 2018 to move against or otherwise respond to the amended complaint.  The Company is currently reviewing the allegations made in the amended complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a shareholder derivative action filed in the Delaware Court of Chancery.  Plaintiff seeks a declaratory judgment challenging the validity of a provision of the Company’s Certification of Incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court.  Pursuant to a stipulation entered by the parties, the parties shall file cross-motions for summary judgment on or before May 16, 2018.  The Company is currently reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is party to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law.  The Company is currently reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

10. Share-based Compensation

The Company recognized share-based compensation for share-based awards of $4.2 million and $1.2 million during the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the Company recognized $3.7 million in Product, technology, general, and administrative expenses and $0.5 million in Cost of goods sold, excluding depreciation and amortization. For the three months ended March 31, 2017, share-based compensation was included in Product, technology, general, and administrative expenses.

Performance Stock Options

In February 2018, the Company granted options to purchase 1,594,162 shares of its Class A common stock with an exercise price of $3.10 to certain employees, including the Company’s executive officers, with vesting conditions tied to the achievement of certain stock price targets through June 30, 2020 and financial targets through December 31, 2019. The fair value of the stock price target options was determined utilizing the Monte Carlo simulation valuation model resulting in a total grant date fair value of $0.3 million. The fair value of the financial target options was determined utilizing the Black-Scholes option-pricing model resulting in a total grant date fair value of $1.3 million.

11. Earnings per Share

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

For the three months ended March 31, 2018, the Company did not have any outstanding shares of Class C common stock. For the three months ended March 31, 2017, the Company did not have any outstanding shares of Class A common stock. The rights, including the liquidation and dividend rights, of the Class A, Class B, and Class C common stock are substantially the same, other than voting rights.

For the three months ended March 31, 2017, the Company followed the two-class method when computing net income (loss) per share as the Company had issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, the two-class method does not apply for periods in which the Company had reported a net loss.

Upon the closing of the Company’s IPO on July 5, 2017, all of the outstanding shares of convertible preferred stock automatically converted into 85,190,551 shares of Class B common stock at the applicable conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Accordingly, the two-class method is not applicable for the three months ended March 31, 2018 as the participating securities were converted into Class B common stock.

	Three Months Ended March 31,
	2018			2017
	Class A	Class B	Class C	Class A	Class B	Class C
(in thousands, except share and per-share data)
Numerator:
Net income (loss)	$(7,777)	$(23,888)	$—	$—	$(52,182)	$(12)
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(7,777)	$(23,888)	$—	$—	$(52,182)	$(12)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	47,035,065	144,458,971	—	—	67,074,824	15,177
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	47,035,065	144,458,971	—	—	67,074,824	15,177

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.17)	$(0.17)	$—	$—	$(0.78)	$(0.78)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.17)	$(0.17)	$—	$—	$(0.78)	$(0.78)

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended March 31,
	2018			2017
	Class A	Class B	Class C	Class A	Class B	Class C

Stock options	—	8,544,099	—	—	9,806,731	—
Restricted shares	—	27,458	—	—	42,500	—
Restricted stock units	9,478,025	—	—	—	—	—
Convertible preferred stock	—	—	—	—	85,190,551	—
Total anti-dilutive securities	9,478,025	8,571,557	—	—	95,039,782	—

12. Fair Value of Financial Instruments

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$195,112	$—	$—	$195,112
Total financial assets	$195,112	$—	$—	$195,112

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$162,963	$—	$—	$162,963
Total financial assets	$162,963	$—	$—	$162,963

As of March 31, 2018 and December 31, 2017, the Company had $195.1 million and $163.0 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. During the three months ended March 31, 2018 and 2017, the Company did not have net realized gains or losses related to its financial assets.

As of March 31, 2018 and December 31, 2017, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

13. Restructuring Costs

In 2017, the Company implemented a company-wide realignment of personnel to support its strategic priorities. This realignment resulted in a reduction of approximately 6% of the Company’s total workforce across both the Company’s corporate offices and fulfillment centers. The following table summarizes the related accruals recorded in Accrued expenses and other current liabilities:

Employee-Related Costs
(In thousands)
Balance — December 31, 2017	$675
Charges	—
Cash payments	(525)
Other	(134)
Balance — March 31, 2018	$16

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018.  The following discussion contains forward‑looking statements that reflect our plans, estimates, and beliefs.  Our actual results could differ materially from those discussed in the forward‑looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” under Part II, Item 1A, below.  In this discussion, we use financial measures that are considered non‑GAAP financial measures under Securities and Exchange Commission rules.  These rules require supplemental explanation and reconciliation, which is included elsewhere in this Quarterly Report on Form 10-Q.  Investors should not consider non‑GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with U.S. generally accepted accounting principles.  In the below discussion, we use the term basis points to refer to units of one‑hundredth of one percent.

Overview

Blue Apron creates incredible experiences. Founded in 2012, we are building a consumer lifestyle brand that symbolizes the emotional human connections that are formed through the cooking experiences we create.

Our core product is the meal experience we help our customers create.  These experiences extend from discovering new recipes, ingredients, and cooking techniques to preparing meals with families and loved ones to sharing photos and stories of culinary triumphs. Central to these experiences are the original recipes we design and send along with fresh, seasonal ingredients directly to our customers.  We do this by employing technology and expertise across many disciplines—demand planning, recipe creation, recipe merchandising, and marketing—to drive our end-to-end value chain. We offer our customers two flexible plans—our 2‑Person Plan and our Family Plan.  Our recipes are accompanied by printed and digital content, including how‑to instructions and the stories of our suppliers and specialty ingredients.  We also sell wine, which can be paired with our meals, through Blue Apron Wine, our direct‑to‑consumer wine delivery service. Through Blue Apron Market, our e‑commerce marketplace, we sell a curated selection of cooking tools, utensils, and pantry items, which are tested and recommended by our culinary team.

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

	Three Months Ended
	March 31,	March 31,
	2018	2017
	(In thousands)
Net revenue	$196,690	$244,843
Adjusted EBITDA	$(17,244)	$(46,265)
Net cash from (used in) operating activities	$(20,460)	$(19,039)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2017	2017	2017	2017	2018
Orders (in thousands)	4,273	4,033	3,605	3,196	3,474
Customers (in thousands)	1,036	943	856	746	786
Average Order Value	$57.23	$58.81	$58.16	$57.99	$56.58
Orders per Customer	4.1	4.3	4.2	4.3	4.4
Average Revenue per Customer	$236	$251	$245	$248	$250

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

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine or market products sold on our e‑commerce platforms in a given reporting period.  For example, the number of Customers in the three months ended March 31, 2018 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the three months ended March 31, 2018.  We view the number of Customers as a key indicator of our scale and financial performance.  Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, Orders per Customer and Average Revenue per Customer.

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

Adjusted EBITDA

Adjusted EBITDA is a non‑GAAP financial measure defined by us as net income (loss) before interest income (expense), net, other operating expense, other income (expense), net, benefit (provision) for income taxes, depreciation and amortization and share‑based compensation expense.  We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business.  Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results.  Please see “Non-GAAP Financial Measures” for a discussion of the use of non‑GAAP financial measures and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP.

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our 2‑Person and Family Plans.  We also generate net revenue through sales of Blue Apron Wine, which we began offering in September 2015, and through sales on Blue Apron Market, which we launched in November 2014. In addition, we sell products of BN Ranch, a premium supplier of sustainable beef, poultry and lamb, which we acquired in February 2017. For the three months ended March 31, 2018 and 2017, we derived substantially all of our net revenue from sales of our meals.  We deduct promotional discounts and customer credits and refunds expected to be issued to determine net revenue.  Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion.  Credits only remain available for customers who maintain a valid account with us.  Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter.  For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. For example, our deliberate reduction in marketing investment in the second half of 2017, while we focused on operational improvements in our Linden, New Jersey fulfillment center, is expected to continue to impact our net revenue in 2018.

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

Cost of Goods Sold, excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization, consists of product and fulfillment costs.  Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for our meals, inbound shipping costs, and cost of products sold through Blue Apron Wine, Blue Apron Market, and BN Ranch.  Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to our customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies. Over time, we expect such expenses to decrease as a percentage of net revenue as we continue to focus on operational improvements and optimizing our fulfillment center operations.

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

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities costs such as occupancy and rent costs for our corporate offices and fulfillment centers; and payment processing fees, professional fees, and other general corporate and administrative costs. We expect these expenses to decrease, both in absolute dollars and as a percentage of net revenue in 2018 compared to 2017, as we realize the savings from the personnel realignment implemented in October 2017 and continue to focus on expense management.

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

Benefit (Provision) for Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law. The new legislation contains several key provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018 as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets, and reductions in the amount of executive pay that could qualify as a tax deduction.  ASC 740, Income Taxes, requires us to recognize the effect of the tax law changes in the period of enactment. However, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB118, which permits us to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. As of March 31, 2018, we have made our best estimates of our income taxes based on our interpretation of the new legislation as we are still accumulating data to finalize the underlying calculations.  In accordance with SAB 118, this estimate is considered provisional and will be finalized before December 22, 2018.

Our provision for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one‑time items, and the impact of valuation allowances.  For the three months ended March 31, 2018 and 2017, we recorded nominal tax expense, resulting in an effective tax rate of (0.1)%.  We continue to maintain a valuation allowance for federal and certain state tax jurisdictions.  Our tax provision results from state taxes in certain jurisdictions in which we do not have net operating losses.

As of December 31, 2017, we had U.S. federal net operating loss carryforwards of $195.2 million and state net operating loss carryforwards of $96.4 million.  The federal and state net operating loss carryforwards are subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized.

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net revenue	$196,690	$244,843
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	129,332	168,531
Marketing	39,329	60,605
Product, technology, general, and administrative	49,488	63,210
Depreciation and amortization	8,404	4,180
Total operating expenses	226,553	296,526
Income (loss) from operations	(29,863)	(51,683)
Interest income (expense), net	(1,777)	(470)
Income (loss) before income taxes	(31,640)	(52,153)
Benefit (provision) for income taxes	(25)	(41)
Net income (loss)	$(31,665)	$(52,194)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(As a percentage of net revenue)
Net revenue	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	65.8%	68.8%
Marketing	20.0%	24.8%
Product, technology, general, and administrative	25.2%	25.8%
Depreciation and amortization	4.3%	1.7%
Total operating expenses	115.3%	121.1%
Income (loss) from operations	(15.2)%	(21.1)%
Interest income (expense), net	(0.9)%	(0.2)%
Income (loss) before income taxes	(16.1)%	(21.3)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%
Net income (loss)	(16.1)%	(21.3)%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Revenue

	Three Months Ended
	March 31,
	2018	2017	% Change
	(In thousands)
Net revenue	$196,690	$244,843	(20)%

Net revenue decreased by $48.2 million, or 20%, to $196.7 million for the three months ended March 31, 2018 from $244.8 million for the three months ended March 31, 2017.  The decrease in net revenue was primarily due to a decrease in Customers and Orders during the three months ended March 31, 2018 which was impacted by the deliberate reduction in our marketing investment during the second half of 2017.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	March 31,
	2018	2017	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$129,332	$168,531	(23)%
% of net revenue	65.8%	68.8%

Cost of goods sold, excluding depreciation and amortization, decreased by $39.2 million, or 23%, to $129.3 million for the three months ended March 31, 2018 from $168.5 million for the three months ended March 31, 2017.  This reduction was primarily driven by a decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 65.8% for the three months ended March 31, 2018 from 68.8% for the three months ended March 31, 2017.  The improvement in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue was primarily due to:

•	a decrease of 190 basis points in food and product packaging costs driven by enhanced planning and procurement strategies, as well as improved pricing with product packaging suppliers; and
•

a decrease of 130 basis points in shipping and fulfillment packaging costs largely due to process improvements in our fulfillment center operations, including enhancements in fulfillment packaging and expense management.

Marketing

	Three Months Ended
	March 31,
	2018	2017	% Change
	(In thousands)
Marketing	$39,329	$60,605	(35)%
% of net revenue	20.0%	24.8%

Marketing expenses decreased by $21.3 million, or 35%, to $39.3 million for the three months ended March 31, 2018 from $60.6 million for the three months ended March 31, 2017.  The decrease was primarily due to lower investment in various paid advertising channels. As a percentage of net revenue, marketing expenses decreased to 20.0% for the three months ended March 31, 2018 from 24.8% for the three months ended March 31, 2017.  This decrease as a percentage of net revenue primarily included a decrease of 540 basis points for various offline paid advertising channels and a decrease of 150 basis points in our customer referral program largely due to a decrease in the mix of customer referral orders versus total Orders, partially offset by an increase of 210 basis points in various online paid advertising channels. In addition, we reaccelerated our marketing efforts in the first quarter of 2018, following a period of reduced marketing spend in the second half of 2017, with an increased focus on building efficient and sustainable growth.

Product, Technology, General and Administrative

	Three Months Ended
	March 31,
	2018	2017	% Change
	(In thousands)
Product, technology, general and administrative	$49,488	$63,210	(22)%
% of net revenue	25.2%	25.8%

Product, technology, general and administrative expenses decreased by $13.7 million, or 22%, to $49.5 million for the three months ended March 31, 2018 from $63.2 million for the three months ended March 31, 2017.  This decrease was primarily due to increased focus on expense management, including:

•	a decrease of $5.5 million in facilities costs for our corporate and fulfillment centers, including occupancy and rent;
•	a decrease of $4.5 million in corporate overhead and administrative costs, which includes a decrease of $1.0 million in payment processing fees driven by the reduction in net revenue; and
•

a decrease of $3.6 million in personnel costs primarily driven by reduced headcount in corporate and other managerial positions as a result of the company-wide realignment that was implemented in October 2017 to support our strategic priorities.

As a percentage of net revenue, product, technology, general and administrative expenses decreased to 25.2% for the three months ended March 31, 2018 from 25.8% for the three months ended March 31, 2017 as we remain focused on managing costs.

Depreciation and Amortization

	Three Months Ended
	March 31,
	2018	2017	% Change
	(In thousands)
Depreciation and amortization	$8,404	$4,180	101%
% of net revenue	4.3%	1.7%

Depreciation and amortization increased by $4.2 million, or 101%, to $8.4 million for the three months ended March 31, 2018 from $4.2 million for the three months ended March 31, 2017.  This increase was primarily driven by investment in property and equipment in our fulfillment centers to support key business initiatives, such as fulfillment center and other operational improvements and ongoing product expansion.  As a percentage of net revenue, depreciation and amortization increased to 4.3% for the three months ended March 31, 2018 from 1.7% for the three months ended March 31, 2017.

Income (Loss) from Operations

	Three Months Ended
	March 31,
	2018	2017	% Change
	(In thousands)
Income (loss) from operations	$(29,863)	$(51,683)	(42)%
% of net revenue	(15.2)%	(21.1)%

Income (loss) from operations for the three months ended March 31, 2018 and 2017 was $(29.9) million and $(51.7) million, respectively.  This change was due to a decrease in operating expenses of $70.0 million, which was partially offset by a decrease in net revenue of $48.2 million.  As a percentage of net revenue, income (loss) from operations was (15.2)% and (21.1)% for the three months ended March 31, 2018 and 2017, respectively.  This improvement as a percentage of net revenue was primarily driven by a decrease in marketing expenses as a percentage of net revenue as we focus on building efficient and sustainable growth as well as a reduction in operating expenses as a percentage of net revenue primarily due to continued focus on expense management.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended March 31, 2018 and 2017 was $(1.8) million and $(0.5) million, respectively.  This increase in interest expense was primarily due to $(1.2) million of interest incurred on outstanding borrowings under our revolving credit facility and $(1.2) million of interest associated with our build-to-suit lease financings, partially offset by $0.7 million interest income on cash and cash equivalents.

Income Taxes

The provision for income taxes recorded in the three months ended March 31, 2018 and 2017, respectively, reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

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

Because of these limitations, we consider, and you should consider, adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(31,665)	$(52,194)
Share-based compensation	4,215	1,238
Depreciation and amortization	8,404	4,180
Interest (income) expense, net	1,777	470
Provision (benefit) for income taxes	25	41
Adjusted EBITDA	$(17,244)	$(46,265)

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures to support our business, including construction and automation at our fulfillment centers.  Historically, we have financed our operations through private sales of equity securities and payments received from customers.  We have raised a total of $194.9 million from the sale of convertible preferred stock, net of costs associated with such financings. In 2016, we entered into a revolving credit facility, which is classified as long‑term debt in our consolidated balance sheet.  In 2017, we issued and sold $64.6 million in aggregate principal amount of convertible notes. In 2017, we also closed our IPO of 30,000,000 shares of Class A common stock, generating proceeds of $278.0 million, net of the underwriting discount and other offering expenses. The proceeds from the IPO are being used for working capital, capital expenditures and general corporate purposes. Upon the completion of the IPO, all outstanding convertible preferred stock and the outstanding aggregate principal amount of, and all accrued and unpaid interest on, our outstanding convertible notes each automatically converted into shares of our Class B common stock. Subsequent to the closing of the IPO, there were no convertible notes outstanding. Long‑term debt, net of debt issuance costs, was $124.7 million as of March 31, 2018 and December 31, 2017.

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

Total restricted cash was $2.3 million as of March 31, 2018 and $2.4 million as of December 31, 2017.  Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases.  As of March 31, 2018, $2.0 million of our restricted cash is classified as a long-term asset and $0.3 million is classified as a short-term asset.

We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities.  Our working capital was $(34.7) million as of March 31, 2018 and $(36.5) million as of December 31, 2017.

We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.  Our future capital requirements, including the maturity of our revolving credit facility on

August 26, 2019, and the availability and accessibility to additional funds will depend on many factors, including those described in the section titled Risk Factors” under Part II, Item 1A, below.

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash from (used in) operating activities	$(20,460)	$(19,039)
Net cash from (used in) investing activities	(4,522)	(56,263)
Net cash from (used in) financing activities	(15)	55,001
Increase (decrease) in cash and cash equivalents	(24,997)	(20,301)
Cash and cash equivalents–beginning of period	228,514	81,468
Cash and cash equivalents–end of period	$203,517	$61,167

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income (loss) adjusted for certain non‑cash items and changes in operating assets and liabilities.

For the three months ended March 31, 2018, net cash from (used in) operating activities was $(20.5) million and consisted of a net income (loss) of $(31.7) million, non‑cash items of $13.2 million and a net change in operating assets and liabilities of $(2.0) million. Changes in operating assets and liabilities were primarily driven by decreases in accounts payable and deferred revenue of $(7.0) million, partially offset by increases accrued expenses and other current liabilities of $4.6 million. For the three months ended March 31, 2017, net cash from (used in) operating activities was $(19.0) million and consisted of a net income (loss) of $(52.2) million, non‑cash items of $5.9 million and a net change in operating assets and liabilities of $27.3 million. Changes in operating assets and liabilities consisted primarily of increases in accounts payable and accrued expenses and other current liabilities of $34.0 million, partially offset by a decrease in deferred revenue of $(2.5) million and increases in inventory and other receivables of $(8.9) million.

Net Cash from (used in) Investing Activities

Net cash from (used in) investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.

For the three months ended March 31, 2018, net cash from (used in) investing activities was $(4.5) million and consisted primarily of $(5.1) million for purchases of property and equipment, including capitalized software costs.  Cash paid for capital expenditures in the three months ended March 31, 2018 was driven by the continued investments in automation equipment at our fulfillment centers and the acquisition of fixed assets to support business initiatives and ongoing product expansion. For the three months ended March 31, 2017, net cash from (used in) investing activities was $(56.3) million and consisted primarily of $(55.1) million for purchases of property and equipment, including capitalized software costs, and $(1.2) million of cash paid for an acquisition. In the future we expect to incur capital expenditures primarily related to automation equipment in our fulfillment centers in order to optimize and drive efficiency in our operations.  As of March 31, 2018, our projected capital expenditures are expected to amount to approximately $20.0 million to $25.0 million in the aggregate for 2018, with similar amounts expected for 2019. The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual growth in our business, and may vary significantly from our estimates.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from equity offerings and our net borrowings under our revolving credit facility.

For the three months ended March 31, 2018, net cash from (used in) financing activities was $(0.0) million and consisted primarily of principal payments on capital lease obligations, partially offset by proceeds from the exercise of stock options. For the three months ended March 31, 2017, financing activities from (used in) financing activities was $55.0 million and consisted primarily of borrowings under our revolving credit facility net of issuance costs. The proceeds from borrowings under the revolving credit facility have primarily been used to finance our capital expenditures.

Revolving Credit Facility

In August 2016, we entered into the revolving credit facility.  The revolving credit facility matures on August 26, 2019 and advances thereunder are secured by certain of our tangible and intangible assets.  Absent any default, the revolving credit facility can be terminated at our discretion. In May 2017 and June 2017, we executed amendments to the agreement that each increased the total commitment by $25.0 million, resulting in a total commitment of $200.0 million. As of March 31, 2018 and December 31, 2017, we had $125.0 million in outstanding borrowings and $1.4 million in issued letters of credit under the revolving credit facility.

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

The obligations under the revolving credit facility are guaranteed by the guarantor as defined in the credit agreement, Blue Apron Holdings, Inc. Our obligations under the revolving credit facility are secured by substantially all of the assets of the Company and certain of its subsidiaries. The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of March 31, 2018 and December 31, 2017, we were in compliance with all of the covenants under the revolving credit facility.

Contractual Obligations

Other than the borrowings disclosed above in the "Revolving Credit Facility" section and changes which occur in the normal course of business, as of March 31, 2018, there were no significant changes to the contractual obligations reported at December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off‑Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we did not have any off‑balance sheet arrangements, except for operating leases entered into in the normal course of business.

Critical Accounting Policies and Significant Estimates

In preparing our consolidated financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent assets and liabilities that are reported in the Consolidated Financial Statements and accompanying disclosures.  The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, recoverability of long-lived assets, the fair value of share-based awards, recoverability of net deferred tax assets and related valuation allowance, and the recognition and measurement of income tax uncertainties and other contingencies.  Therefore, we consider these to be our critical accounting policies.  Accordingly, we evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ from these estimates and assumptions.  See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for information about these critical accounting policies, as well as a description of our other accounting policies.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 2 Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements, included in Part I, Item 1, Notes to Consolidated Financial Statements, in this Quarterly Report on Form 10-Q, and Index to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s June 2017 initial public offering, or the IPO.  The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop.   Pursuant to a stipulation entered by the parties, defendants have until May 21, 2018 to move against or otherwise respond to the amended complaint.  The Company is currently reviewing the allegations made in the amended complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a shareholder derivative action filed in the Delaware Court of Chancery.  Plaintiff seeks a declaratory judgment challenging the validity of a provision of the Company’s Certification of Incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court.  Pursuant to a stipulation entered by the parties, the parties shall file cross-motions for summary judgment on or before May 16, 2018.  The Company is currently reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is party to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law.  The Company is currently reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

For additional information on our legal contingencies, see Note 9 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

We have experienced net losses in each year since our inception.  In the years ended December 31, 2017, 2016 and 2015, we incurred net losses of $210.1 million, $54.9 million and $47.0 million, respectively.  For the three months ended March 31, 2018 and 2017, we incurred net losses of $(31.7) million and $(52.2) million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to increase our customer base and supplier network, expand our marketing channels, invest in our distribution and fulfillment infrastructure, hire additional employees and enhance our technology and infrastructure capabilities.  Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue and margins sufficiently to offset these higher expenses.  We incur significant expenses in developing our technology, building out our fulfillment centers, obtaining and storing ingredients and other products, and marketing the products we offer.  In addition, many of our expenses, including the costs associated with our existing and future fulfillment centers, are fixed.  Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

If we fail to retain our existing customers, cost‑effectively acquire new customers, or increase the number of customers we serve, or if we fail to derive revenue from our customers consistent with our historical performance, our business could be materially adversely affected.

Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to retain existing customers, to cost‑effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us. If we are unable to retain our existing customers,  cost‑effectively acquire new customers, or keep customers engaged, or increase the number of customers we serve, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to 786,000 in the three months ended March 31, 2018 from 1,036,000 in the three months ended March 31, 2017, and our revenue declined to $196.7 million from $244.8 million in those periods.  Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. Many of our new customers originate from referrals from existing customers, and therefore we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals.

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

We spend significant amounts on advertising and other marketing activities, such as television, digital and social media, direct mail, radio and podcasts, and email, to acquire new customers, retain and engage existing customers, and promote our brand, and we expect our marketing expenses to continue to comprise a significant portion of our operating expenses. For 2017, 2016, and 2015, our marketing expenses were $154.5 million, $144.1 million, and $51.4 million, respectively, representing approximately 17.5%, 18.1%, and 15.1% of net revenue, respectively. For the three months ended March 31, 2018 and 2017, our marketing expenses were $39.3 million and $60.6 million, respectively, representing approximately 20.0% and 24.8% of net revenue, respectively. Despite our focus on marketing activities, we may fail to identify cost‑efficient marketing opportunities as we scale our investments in marketing or fail to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third‑party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results.

If we fail to resume revenue growth or to manage future growth effectively, our business could be materially adversely affected.

Our net revenue increased from $340.8 million in 2015 to $795.4 million in 2016 to $881.2 million in 2017, but has experienced periods of decline. For example, our net revenue declined to $196.7 million for the three months ended March 31, 2018 from $244.8 million for the three months ended March 31, 2017.  As we scaled our business, the number of our full-time employees increased from 2,997 at December 31, 2015 to 5,028 at December 31, 2016, but decreased to 4,163 at December 31, 2017 primarily due to the personnel realignment implemented in October 2017.  As of March 31, 2018, we had 3,690 full-time employees.  If we fail to resume revenue growth or if our revenues further decline, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional management, financial, operational, technological and other resources to meet our needs, which may not be available in a cost‑effective manner or at all.  We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations.  If we do not resume revenue growth or if we do not effectively manage any future growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high‑quality product offerings.

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

We will need to maintain our existing fulfillment and storage capacity in order to meet our customer demand, and, to the extent we grow in the future, we may need to add additional fulfillment and storage capacity in order to meet customer demand.    For example, we recently launched a new fulfillment center in Linden, New Jersey, which increased our overall fulfillment capacity. If we do not successfully manage our ongoing real property and operational needs or if we redeploy these facilities for other uses or vacate these facilities, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business, financial condition and operating results.  For example, in 2017 we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our new fulfillment center in Linden, New Jersey, as well as our decision to no longer pursue the planned build-out of the Fairfield facility. In addition, in 2018 we expect to incur capital expenditures primarily related to automation equipment in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources.”  The timing and amount of our projected capital expenditures is dependent upon a number of factors, including the actual and anticipated growth in our business, and may vary significantly from our estimates, and we cannot assure you that these and any other new fulfillment centers will be timely constructed, that we will effectively integrate new facilities into our existing fulfillment operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute our expansion plans or recruit qualified managerial and operational personnel necessary to support our expansion plans.  The expansion of our fulfillment capacity will put pressure on our managerial, financial, operational, technological and other resources.

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

Although none of our employees is currently covered under a collective bargaining agreement, our employees may elect to be represented by labor unions in the future, and in April 2018, a local labor union filed an election petition with the National Labor Relations Board seeking to represent certain employees at our Linden, New Jersey facility.  If a significant number of our employees were to become unionized and collective bargaining agreement terms were to deviate significantly from our current compensation and benefits structure, our business, financial condition and operating results could be materially adversely affected.  In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and the resolution of labor disputes may increase our costs.

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

We do not collect state or local sales, use or other similar taxes in any jurisdictions in which we do not have a physical presence, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect state and local sales, use and other similar taxes with respect to online sales of our products.  In addition, we do not collect state or local sales, use or other similar taxes in certain jurisdictions in which we do have a physical presence in reliance on applicable exemptions.  However, an increasing number of states have considered or adopted laws or administrative practices that attempt to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf, and our reliance on such case law and exemptions in certain jurisdictions could be challenged.  Further, on April 17, 2018, the U.S. Supreme Court heard oral arguments in South Dakota v. Wayfair, Inc. et al, a case challenging current law under which online retailers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state.  If current law is changed as a result of Wayfair, or otherwise, states may adopt or begin enforcing laws requiring online retailers to collect sales and use tax.  A successful assertion by one or more states requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales as well as penalties and interest, and could materially adversely affect our business, financial condition and operating results.

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

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non‑voting Class C capital stock.  As of March 31, 2018, stockholders who held shares of Class B common stock, including our executive officers, employees and directors and their affiliates, together held approximately 95.9% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliated entities together held  approximately 83.3% of the voting power of our outstanding capital stock; and our executive chairman, Matthew B. Salzberg, held approximately 33.8% of the voting power of our outstanding capital stock.  Because of the ten‑to‑one voting ratio between the Class B common stock and Class A common stock, the holders of Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock.  This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

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

As of March 31, 2018, an aggregate of 21,894,000 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act.  If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of March 31, 2018, the holders of an aggregate of approximately 108 million shares of our common stock have rights, subject to certain conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

None.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit	Description

10.1*	Blue Apron Holdings, Inc. Executive Severance Benefits Plan

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Date: May 3, 2018	/s/ Bradley J. Dickerson
Bradley J. Dickerson
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director