Form 10-Q
period 2018-06-30
Blue Apron Holdings, Inc.
filed 2018-08-02
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	62,222,905 shares outstanding as of June 30, 2018
Class B Common Stock, $0.0001 par value	130,277,391 shares outstanding as of June 30, 2018
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of June 30, 2018

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

•	our ability to cost-effectively attract new customers and retain existing customers;
•	our ability to expand our product offerings and distribution channels;
•	our ability to maintain and grow the value of our brand and reputation;
•	our ability to resume revenue growth or to manage future growth effectively;
•	our expectations regarding, and the stability of, our supply chain, including potential shortages or interruptions in the supply or delivery of ingredients;
•	our ability to maintain food safety and prevent food-borne illness incidents;
•	changes in consumer tastes and preferences or in consumer spending;
•	our ability to effectively compete;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	our vulnerability to adverse weather conditions or natural disasters; and
•	our ability to obtain and maintain intellectual property protection.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$180,822	$228,514
Accounts receivable, net	1,619	1,945
Inventories, net	37,194	41,927
Prepaid expenses and other current assets	10,322	7,824
Other receivables	1,516	2,539
Total current assets	231,473	282,749
Restricted cash	1,689	2,371
Property and equipment, net	222,249	230,828
Other noncurrent assets	1,623	1,761
TOTAL ASSETS	$457,034	$517,709
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$27,077	$30,448
Accrued expenses and other current liabilities	38,074	32,615
Deferred revenue	19,333	27,646
Total current liabilities	84,484	90,709
Long-term debt	124,781	124,687
Facility financing obligation	71,553	70,347
Other noncurrent liabilities	7,098	8,116
TOTAL LIABILITIES	287,916	293,859
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 62,222,905 and 37,657,649 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	6	4
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 130,277,391 and 153,727,228 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	13	15
Class C common stock, par value of $0.0001 per share — 500,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	582,689	572,528
Accumulated deficit	(413,590)	(348,697)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	169,118	223,850
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$457,034	$517,709

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenue	$179,556	$238,057	$376,246	$482,900
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	116,156	163,520	245,488	332,051
Marketing	34,581	34,519	73,910	95,124
Product, technology, general, and administrative	51,100	65,673	100,588	128,883
Depreciation and amortization	8,685	5,383	17,089	9,563
Total operating expenses	210,522	269,095	437,075	565,621
Income (loss) from operations	(30,966)	(31,038)	(60,829)	(82,721)
Interest income (expense), net	(1,848)	(3,052)	(3,625)	(3,522)
Other income (expense), net	—	2,567	—	2,567
Income (loss) before income taxes	(32,814)	(31,523)	(64,454)	(83,676)
Benefit (provision) for income taxes	(22)	(105)	(47)	(146)
Net income (loss)	$(32,836)	$(31,628)	$(64,501)	$(83,822)

Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	$(0.17)	$(0.47)	$(0.34)	$(1.25)
Diluted	$(0.17)	$(0.47)	$(0.34)	$(1.25)
Weighted-average shares used to compute net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	192,039,300	67,387,634	191,768,174	67,239,640
Diluted	192,039,300	67,387,634	191,768,174	67,239,640

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(32,836)	$(31,628)	$(64,501)	$(83,822)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(32,836)	$(31,628)	$(64,501)	$(83,822)

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

									Accumulated
	Class A		Class B		Class C		Additional		Other		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity (Deficit)
Balance — December 31, 2017	37,657,649	$4	153,727,228	$15	—	$—	$572,528	$—	$—	$(348,697)	$223,850
Conversion from Class B to Class A common stock	23,702,778	2	(23,702,778)	(2)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	852,193	—	252,941	—	—	—	152	—	—	—	152
Share-based compensation	—	—	—	—	—	—	9,617	—	—	—	9,617
Impact of adoption of accounting standard update	—	—	—	—	—	—	392	—	—	(392)	—
Settlement of acquisition holdback	10,285	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(64,501)	(64,501)
Balance — June 30, 2018	62,222,905	$6	130,277,391	$13	—	$—	$582,689	$—	$—	$(413,590)	$169,118

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(64,501)	$(83,822)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	17,089	9,563
Loss (gain) on disposal of property and equipment	775	23
Changes in reserves and allowances	(132)	552
Share-based compensation	8,986	2,992
Non-cash interest expense	1,300	2,234
Loss (gain) on convertible notes	—	(2,567)
Changes in operating assets and liabilities:
Receivables	703	(3,885)
Inventories	5,495	(2,603)
Prepaid expenses and other current assets	(1,906)	108
Accounts payable	(2,262)	14,725
Accrued expenses and other current liabilities	5,043	(2,862)
Deferred revenue	(8,313)	(9,947)
Other noncurrent assets and liabilities	(880)	4,798
Net cash from (used in) operating activities	(38,603)	(70,691)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(250)	(1,177)
Decrease (increase) in restricted cash	125	1,595
Purchases of property and equipment	(9,652)	(91,754)
Proceeds from sale of property and equipment	684	—
Net cash from (used in) investing activities	(9,093)	(91,336)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuances	—	144,410
Proceeds from exercise of stock options	152	781
Principal payments on capital lease obligations	(148)	(95)
Payments of public offering costs	—	(2,909)
Net cash from (used in) financing activities	4	142,187
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,692)	(19,840)
CASH AND CASH EQUIVALENTS — Beginning of period	228,514	81,468
CASH AND CASH EQUIVALENTS — End of period	$180,822	$61,628
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$110	$190
Cash paid for interest, net of amounts capitalized	$2,786	$1,086
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$184	$(8)
Non-cash additions to property and equipment	$631	$10,930
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$806	$17,952

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2018 and December 31, 2017, results of operations for the three months and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2018 (the “Annual Report”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report.

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

In February 2016, the FASB issued its final standard on lease accounting, Accounting Standards Update No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, to add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to improve and clarify certain aspects of ASU No. 2016-02. For the Company, the new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact this new guidance may have on its Consolidated Financial Statements.

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

.

3. Inventories, Net

Inventories, net consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Fulfillment	$4,389	$7,358
Product	32,805	34,569
Inventories, net	$37,194	$41,927

Product inventory primarily consists of bulk and prepped food, containers, and products available for resale. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Deposits	$1,761	$2,346
Prepaid marketing	797	1,604
Prepaid rent	1,067	1,348
Prepaid insurance	4,455	—
Other current assets	2,242	2,526
Prepaid expenses and other current assets	$10,322	$7,824

5. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Computer equipment	$10,951	$10,883
Capitalized software	12,438	10,427
Fulfillment equipment	50,688	45,581
Furniture and fixtures	4,188	4,188
Leasehold improvements	40,537	40,173
Buildings(1)	148,507	148,507
Construction in process	5,129	4,563
Property and equipment, gross	272,438	264,322
Less: accumulated depreciation and amortization	(50,189)	(33,494)
Property and equipment, net	$222,249	$230,828

(1)

Includes build-to-suit lease arrangements in Linden, New Jersey and Fairfield, California where the Company is considered the owner for accounting purposes, of which $62.1 million was included in Buildings as of June 30, 2018 and December 31, 2017. Costs incurred directly by the Company relating to these arrangements were $82.3 million as of June 30, 2018 and December 31, 2017. The Company also capitalized the cost of interest for construction projects related to build-to-suit lease arrangements of $4.2 million as of June 30, 2018 and December 31, 2017.

In October 2017, the Company performed a review of its real estate needs and decided to no longer pursue its planned build-out of the Fairfield facility. As a result, the Company is continuing to evaluate potential alternatives for the leased Fairfield property. As of June 30, 2018, the Company had future non-cancelable minimum lease payments of $38.2 million through 2028 related to this facility.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Accrued compensation	$11,855	$13,009
Accrued credits and refunds reserve	1,709	1,079
Accrued marketing expenses	9,923	5,739
Accrued product expenses	2,110	—
Accrued shipping expenses	3,333	5,319
Other current liabilities	9,144	7,469
Accrued expenses and other current liabilities	$38,074	$32,615

7. Deferred Revenue

Deferred revenue consists of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Cash received prior to fulfillment	$5,876	$10,635
Gift cards, prepaid orders, and other	13,457	17,011
Deferred revenue	$19,333	$27,646

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

As of June 30, 2018 and December 31, 2017, the Company had $125.0 million in outstanding borrowings and $1.4 million in issued letters of credit under the revolving credit facility. The remaining amount available to borrow as of June 30, 2018 and December 31, 2017 was $73.6 million. The Company incurred and capitalized $0.5 million in deferred financing costs in long-term debt in connection with the revolving credit facility. As of June 30, 2018 and December 31, 2017, the total unamortized deferred financing costs in long-term debt was $0.2 million and $0.3 million, respectively.

As of June 30, 2018 and December 31, 2017, outstanding borrowings of long-term debt consisted of the following:

		June 30,	December 31,
	Maturity Date	2018	2017
		(In thousands)
Revolving credit facility	August 2019	$125,000	$125,000
Weighted average interest rate		4.24%	3.47%

Borrowings under the revolving credit facility bear interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one month interest period plus 1.00%, plus in each case a margin ranging from 0.50% to 1.00% (the “base rate”) or (2) an adjusted LIBOR rate plus a margin ranging from 1.50% to 2.00%, based on the Company’s total leverage ratio for the preceding four fiscal quarters and the Company’s status as a public or non-public company (the “adjusted LIBOR rate”). As of June 30, 2018 and December 31, 2017, the Company had outstanding borrowings of $120.0 million utilizing the adjusted LIBOR rate. As of June 30, 2018 and December 31, 2017, the Company had outstanding borrowings of $5.0 million utilizing the base rate. The Company is also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%. The Company incurred unused commitment fees related to the revolving credit facility of $0.0 million during the three months ended June 30, 2018 and June 30, 2017, respectively, and $0.1 million and $0.0 million during the six months ended June 30, 2018 and June 30, 2017, respectively.

The obligations under the revolving credit facility are guaranteed by the guarantor as defined in the credit agreement, Blue Apron Holdings, Inc. The Company’s obligations under the revolving credit facility are secured by substantially all of the assets of the Company and certain of its subsidiaries. The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of June 30, 2018 and December 31, 2017, the Company was in compliance with all of the covenants under the revolving credit facility.

Facility Financing Obligation

As of June 30, 2018 and December 31, 2017, the Company has recorded a facility financing obligation of $71.6 million and $70.3 million, respectively, related to leased facilities in Linden and Fairfield under the build-to-suit accounting guidance.

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

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s June 2017 initial public offering, or the IPO.  The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop.  Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018.  Plaintiffs filed a response on July 13, 2018.  Defendants’ replies are due on August 13, 2018.  The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a shareholder derivative action filed in the Delaware Court of Chancery.  Plaintiff seeks a declaratory judgment challenging the validity of a provision of the Company’s Certification of Incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court.  Pursuant to a stipulation entered by the parties, the parties filed cross-motions for summary judgment on May 16, 2018.  The parties filed responses on July 16, 2018.  A hearing on the motions has been set for August 27, 2018.  The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law.  The parties are presently engaged in discovery.  The Company is currently unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On July 20, 2018, one of the Company’s suppliers, West Liberty Foods, L.L.C., (i) made an arbitration demand against the Company with JAMS, and (ii) together with certain related entities, filed a lawsuit against the Company in Iowa state court.  The arbitration demand alleges breach of contract, fraud, and other common law claims in connection with, among other things, a dispute under the supply agreement between the parties related to the purchase of certain beef and poultry inventory of the supplier.  The lawsuit alleges breach of contract, fraud, breach of fiduciary duty, and other state common law claims in connection with a purported agreement between the Company and the supplier relating to the supplier’s acquisition of another company.  The Company is in the preliminary stages of reviewing the allegations made in this matter and, as a result, is unable to provide any assurances as to the ultimate outcome of this matter or that an adverse resolution of this matter would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in the jurisdiction.  A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces.  The details and effective dates of these collection requirements vary from state to state. The Company in the process of determining how and when our collection practices will need to change in other jurisdictions.  It is possible that one or more jurisdictions may assert that the Company has liability for periods for which it has not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales as well as penalties and interest, which could materially adversely affect the Company’s business, financial condition and operating results.

10. Share-based Compensation

The Company recognized share-based compensation for share-based awards of $4.8 million and $1.8 million during the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, the Company recognized $4.5 million and $1.8 million of share-based compensation in Product, technology, general, and administrative expenses and $0.3 million and $0.0 million in Cost of goods sold, excluding depreciation and amortization, respectively. The Company recognized share-based compensation for share-based awards of $9.0 million and $3.0 million during the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized $8.2 million and $3.0 million of share-based compensation in Product, technology, general, and administrative expenses and $0.8 million and $0.0 million in Cost of goods sold, excluding depreciation and amortization, respectively.

Performance Stock Options

In February 2018, the Company granted options to purchase 1,594,162 shares of its Class A common stock with an exercise price of $3.10 to certain employees, including the Company’s executive officers. In May 2018, the Company granted additional options to purchase 428,905 shares of its Class A common stock with an exercise price of $3.05. Such options are subject to vesting conditions that are tied to the achievement of certain stock price targets through June 30, 2020 and financial targets through December 31, 2019. The fair value of the stock price target options was determined utilizing the Monte Carlo simulation valuation model resulting in a total grant date fair value of $0.4 million. The fair value of the financial target options was determined utilizing the Black-Scholes option-pricing model resulting in a total grant date fair value of $1.6 million.

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

For the three months and six months ended June 30, 2018, the Company did not have any outstanding shares of Class C common stock. The rights, including the liquidation and dividend rights, of the Class A, Class B, and Class C common stock are substantially the same, other than voting rights.

For the three months and six months ended June 30, 2017, the Company followed the two-class method when computing net income (loss) per share as the Company had issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, the two-class method does not apply for periods in which the Company had reported a net loss.

Upon the closing of the Company’s IPO on July 5, 2017, all of the outstanding shares of convertible preferred stock automatically converted into 85,190,551 shares of Class B common stock at the applicable conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Accordingly, the two-class method is not applicable for the three months and six months ended June 30, 2018 as the participating securities were converted into Class B common stock.

	Three Months Ended June 30,
	2018			2017
	Class A	Class B	Class C	Class A	Class B	Class C
(in thousands, except share and per-share data)
Numerator:
Net income (loss)	$(10,279)	$(22,557)	$—	$(8)	$(31,608)	$(12)
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(10,279)	$(22,557)	$—	$(8)	$(31,608)	$(12)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	60,113,553	131,925,747	—	17,825	67,344,947	24,862
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	60,113,553	131,925,747	—	17,825	67,344,947	24,862

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.17)	$(0.17)	$—	$(0.47)	$(0.47)	$(0.47)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.17)	$(0.17)	$—	$(0.47)	$(0.47)	$(0.47)

	Six Months Ended June 30,
	2018			2017
	Class A	Class B	Class C	Class A	Class B	Class C
(in thousands, except share and per-share data)
Numerator:
Net income (loss)	$(18,032)	$(46,469)	$—	$(11)	$(83,786)	$(25)
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(18,032)	$(46,469)	$—	$(11)	$(83,786)	$(25)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	53,610,437	138,157,737	—	8,962	67,210,632	20,046
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	53,610,437	138,157,737	—	8,962	67,210,632	20,046

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.34)	$(0.34)	$—	$(1.25)	$(1.25)	$(1.25)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.34)	$(0.34)	$—	$(1.25)	$(1.25)	$(1.25)

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended June 30,
	2018			2017
	Class A	Class B	Class C	Class A	Class B	Class C

Stock options	—	9,100,755	—	—	11,257,162	—
Restricted shares	—	23,709	—	—	38,709	—
Restricted stock units	12,725,525	—	—	—	—	—
Convertible preferred stock	—	—	—	—	85,190,551	—
Convertible notes	—	—	—	—	7,023,201	—
Total anti-dilutive securities	12,725,525	9,124,464	—	—	103,509,623	—

	Six Months Ended June 30,
	2018			2017
	Class A	Class B	Class C	Class A	Class B	Class C

Stock options	—	8,821,978	—	—	10,535,396	—
Restricted shares	—	25,573	—	—	40,573	—
Restricted stock units	11,073,701	—	—	—	—	—
Convertible preferred stock	—	—	—	—	85,190,551	—
Convertible notes	—	—	—	—	7,023,201	—
Total anti-dilutive securities	11,073,701	8,847,551	—	—	102,789,721	—

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$176,282	$—	$—	$176,282
Total financial assets	$176,282	$—	$—	$176,282

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$162,963	$—	$—	$162,963
Total financial assets	$162,963	$—	$—	$162,963

As of June 30, 2018 and December 31, 2017, the Company had $176.3 million and $163.0 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. During the three months and six months ended June 30, 2018 and 2017, the Company did not have realized gains or losses related to its financial assets.

As of June 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

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

Employee-Related Costs
(In thousands)
Balance — December 31, 2017	$675
Charges	—
Cash payments	(541)
Other	(134)
Balance — June 30, 2018	$—

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(In thousands)
Net revenue	$179,556	$238,057	$376,246	$482,900
Adjusted EBITDA	$(17,510)	$(23,901)	$(34,754)	$(70,166)
Net cash from (used in) operating activities	$(18,143)	$(51,652)	$(38,603)	$(70,691)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,	June 30,
	2017	2017	2017	2018	2018
Orders (in thousands)	4,033	3,605	3,196	3,474	3,122
Customers (in thousands)	943	856	746	786	717
Average Order Value	$58.81	$58.16	$57.99	$56.58	$57.34
Orders per Customer	4.3	4.2	4.3	4.4	4.4
Average Revenue per Customer	$251	$245	$248	$250	$250

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

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine or market products sold on our e‑commerce platforms in a given reporting period.  For example, the number of Customers in the three months ended June 30, 2018 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the three months ended June 30, 2018.  We view the number of Customers as a key indicator of our scale and financial performance.  Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, Orders per Customer and Average Revenue per Customer.

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

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our 2‑Person and Family Plans.  We also generate net revenue through sales of Blue Apron Wine, which we began offering in September 2015, and through sales on Blue Apron Market, which we launched in November 2014. In addition, we sell products of BN Ranch, a premium supplier of sustainable beef, poultry and lamb, which we acquired in February 2017. For the three months and six months ended June 30, 2018 and 2017, we derived substantially all of our net revenue from sales of our meals.  We deduct promotional discounts and customer credits and refunds expected to be issued to determine net revenue.  Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion.  Credits only remain available for customers who maintain a valid account with us.  Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter.  For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. For example, our reduction in marketing investment in the second half of 2017, while we deliberately prioritized operational stability and effectiveness, is expected to continue to impact our net revenue in 2018. We also anticipate that our net revenue will be impacted by the timing and success of our ongoing product expansion.

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

Marketing

Our marketing expenses consist primarily of costs incurred to acquire new customers, retain existing customers and build our brand awareness through various offline and online paid advertising channels, including television, digital and social media, direct mail, radio and podcasts, email, and brand activations.

Also included in marketing expenses are the costs of orders through our customer referral program, in which certain existing customers may invite others to receive a complimentary meal delivery, as well as costs paid to third parties to market our products.  The cost of the customer referral program is based on our costs incurred for fulfilling a complimentary meal delivery, including product and fulfillment costs.  We expect to continue to incur marketing expenses to attract and retain customers as well as to promote brand awareness.  We anticipate that our marketing strategies, which may be informed by the seasonal trends in our business, the competitive landscape of our market, and the timing and success of our ongoing product expansion, will fluctuate from quarter‑to‑quarter and have a significant impact on our quarterly results of operations.

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities costs such as occupancy and rent costs for our corporate offices and fulfillment centers; and payment processing fees, professional fees, and other general corporate and administrative costs. We expect these expenses to decrease in absolute dollars in 2018 compared to 2017 as we realize the savings from the personnel realignment implemented in October 2017 and continue to focus on expense management.

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

Other Income and Expense

Other income and expense consists of the mark-to-market gain on the debt derivative related to our convertible notes for the three and six months ended June 30, 2017.

Benefit (Provision) for Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law. The new legislation contains several key provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018 as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets, and reductions in the amount of executive pay that could qualify as a tax deduction.  ASC 740, Income Taxes, requires us to recognize the effect of the tax law changes in the period of enactment. However, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB118, which permits us to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. As of June 30, 2018, we have made our best estimates of our income taxes based on our interpretation of the new legislation as we are still accumulating data to finalize the underlying calculations.  In accordance with SAB 118, this estimate is considered provisional and will be finalized before December 22, 2018.

Our provision for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one‑time items, and the impact of valuation allowances.  Our tax provision results from state taxes in certain jurisdictions in which we do not have net operating losses. For the three months ended June 30, 2018 and 2017, we recorded nominal tax expense, resulting in an effective tax rate of (0.1)% and (0.3)%, respectively.  For the six months ended June 30, 2018 and 2017, we recorded nominal tax expense, resulting in an effective tax rate of (0.1)% and (0.2)%.  We continue to maintain a valuation allowance for federal and certain state tax jurisdictions.

As of December 31, 2017, we had U.S. federal net operating loss carryforwards of $195.2 million and state net operating loss carryforwards of $96.4 million.  The federal and state net operating loss carryforwards are subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized.

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net revenue	$179,556	$238,057	$376,246	$482,900
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	116,156	163,520	245,488	332,051
Marketing	34,581	34,519	73,910	95,124
Product, technology, general, and administrative	51,100	65,673	100,588	128,883
Depreciation and amortization	8,685	5,383	17,089	9,563
Total operating expenses	210,522	269,095	437,075	565,621
Income (loss) from operations	(30,966)	(31,038)	(60,829)	(82,721)
Interest income (expense), net	(1,848)	(3,052)	(3,625)	(3,522)
Other income (expense), net	—	2,567	—	2,567
Income (loss) before income taxes	(32,814)	(31,523)	(64,454)	(83,676)
Benefit (provision) for income taxes	(22)	(105)	(47)	(146)
Net income (loss)	$(32,836)	$(31,628)	$(64,501)	$(83,822)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	64.7%	68.7%	65.2%	68.8%
Marketing	19.3%	14.5%	19.6%	19.7%
Product, technology, general, and administrative	28.5%	27.6%	26.7%	26.7%
Depreciation and amortization	4.8%	2.3%	4.5%	2.0%
Total operating expenses	117.2%	113.0%	116.2%	117.1%
Income (loss) from operations	(17.2)%	(13.0)%	(16.2)%	(17.1)%
Interest income (expense), net	(1.0)%	(1.3)%	(1.0)%	(0.7)%
Other income (expense), net	—%	1.1	—%	0.5
Income (loss) before income taxes	(18.3)%	(13.2)%	(17.1)%	(17.3)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(18.3)%	(13.3)%	(17.1)%	(17.4)%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Revenue

	Three Months Ended
	June 30,
	2018	2017	% Change
	(In thousands)
Net revenue	$179,556	$238,057	(25)%

Net revenue decreased by $58.5 million, or 25%, to $179.6 million for the three months ended June 30, 2018 from $238.1 million for the three months ended June 30, 2017.  The decrease in net revenue was primarily due to a decrease in Customers during the three months ended June 30, 2018 which was impacted, in part, by our decision in late 2017 to deliberately prioritize operational stability and effectiveness.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	June 30,
	2018	2017	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$116,156	$163,520	(29)%
% of net revenue	64.7%	68.7%

Cost of goods sold, excluding depreciation and amortization, decreased by $47.4 million, or 29%, to $116.2 million for the three months ended June 30, 2018 from $163.5 million for the three months ended June 30, 2017.  This reduction was primarily driven by a decrease in Orders and operational efficiencies. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 64.7% for the three months ended June 30, 2018 from 68.7% for the three months ended June 30, 2017. The improvement in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue was primarily due to:

•	a decrease of 370 basis points in food and product packaging costs driven by enhanced planning and procurement strategies, as well as process improvements in our fulfillment center operations; and
•	a decrease of 70 basis points in shipping and fulfillment packaging costs largely due to process improvements in our fulfillment center operations and expense management.

Marketing

	Three Months Ended
	June 30,
	2018	2017	% Change
	(In thousands)
Marketing	$34,581	$34,519	0%
% of net revenue	19.3%	14.5%

Marketing expenses remained relatively consistent with the prior year and increased by $0.1 million, or 0%, to $34.6 million for the three months ended June 30, 2018 from $34.5 million for the three months ended June 30, 2017.  As a percentage of net revenue, marketing expenses increased to 19.3% for the three months ended June 30, 2018 from 14.5% for the three months ended June 30, 2017. This increase as a percentage of net revenue primarily included an increase of 830 basis points for various online paid advertising channels. This increase was partially offset by a decrease of 230 basis points in various offline paid advertising channels and 130 basis points in our customer referral program largely due to a decrease in the mix of customer referral orders versus total Orders.

Product, Technology, General and Administrative

	Three Months Ended
	June 30,
	2018	2017	% Change
	(In thousands)
Product, technology, general and administrative	$51,100	$65,673	(22)%
% of net revenue	28.5%	27.6%

Product, technology, general and administrative expenses decreased by $14.6 million, or 22%, to $51.1 million for the three months ended June 30, 2018 from $65.7 million for the three months ended June 30, 2017.  This decrease was primarily due to increased focus on expense management, including:

•	a decrease of $7.0 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent;
•

a decrease of $6.7 million in personnel costs primarily driven by reduced headcount in corporate and other managerial positions as a result of the company-wide realignment that was implemented in October 2017 to support our strategic priorities; and

•	a decrease of $0.9 million in corporate overhead and administrative costs, which includes a decrease of $1.1 million in payment processing fees driven by the reduction in net revenue.

As a percentage of net revenue, product, technology, general and administrative expenses increased 90 basis points to 28.5% for the three months ended June 30, 2018 from 27.6% for the three months ended June 30, 2017 driven by investments to support our business and execute on key business initiatives, such as our ongoing product expansion.

Depreciation and Amortization

	Three Months Ended
	June 30,
	2018	2017	% Change
	(In thousands)
Depreciation and amortization	$8,685	$5,383	61%
% of net revenue	4.8%	2.3%

Depreciation and amortization increased by $3.3 million, or 61%, to $8.7 million for the three months ended June 30, 2018 from $5.4 million for the three months ended June 30, 2017.  This increase was primarily driven by investment in property and equipment in our fulfillment centers to support key business initiatives, such as fulfillment center and other operational improvements and our ongoing product expansion.  As a percentage of net revenue, depreciation and amortization increased to 4.8% for the three months ended June 30, 2018 from 2.3% for the three months ended June 30, 2017.

Income (Loss) from Operations

	Three Months Ended
	June 30,
	2018	2017	% Change
	(In thousands)
Income (loss) from operations	$(30,966)	$(31,038)	(0)%
% of net revenue	(17.2)%	(13.0)%

Income (loss) from operations was $(31.0) million for the three months ended June 30, 2018 and 2017.  Income (loss) from operations reflected a decrease in operating expenses of $58.6 million, which was partially offset by a decrease in net revenue of $58.5 million.  As a percentage of net revenue, income (loss) from operations was (17.2)% and (13.0)% for the three months ended June 30, 2018 and 2017, respectively.  This change was primarily driven by increases as a percentage of net revenue in marketing expenses and depreciation and amortization, partially offset by a reduction in cost of goods sold, excluding depreciation and amortization as a percentage of net revenue.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended June 30, 2018 and 2017 was $(1.8) million and $(3.1) million, respectively.  This decrease in interest expense was primarily due to $(2.1) million of non-cash discount amortization related to our convertible notes in the prior year and increased interest income on cash and cash equivalents of $0.7 million in the three months ended June 30, 2018, partially offset by an increase of $0.5 million of interest incurred on outstanding borrowings under our revolving credit facility and an increase of $1.1 million of interest associated with our build-to-suit lease financings.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2018 and 2017 was $0.0 million and $2.6 million, respectively. Other income (expense), net for the three months ended June 30, 2017 reflects a non-cash mark-to-market gain on a derivative liability related to our convertible notes.

Income Taxes

The provision for income taxes recorded in the three months ended June 30, 2018 and 2017, respectively, reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net Revenue

	Six Months Ended
	June 30,
	2018	2017	% Change
	(In thousands)
Net revenue	$376,246	$482,900	(22)%

Net revenue decreased by $106.7 million, or 22%, to $376.2 million for the six months ended June 30, 2018 from $482.9 million for the six months ended June 30, 2017.  The decrease in net revenue was primarily due to a decrease in Customers during the six months ended June 30, 2018 which was impacted, in part, by our decision in the second half of 2017 to deliberately prioritize operational stability and effectiveness.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Six Months Ended
	June 30,
	2018	2017	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$245,488	$332,051	(26)%
% of net revenue	65.2%	68.8%

Cost of goods sold, excluding depreciation and amortization, decreased by $86.6 million, or 26%, to $245.5 million for the six months ended June 30, 2018 from $332.1 million for the six months ended June 30, 2017.  This decrease was primarily driven by a decrease in Orders and operational efficiencies.  As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 65.2% for the six months ended June 30, 2018 from 68.8% for the six months ended June 30, 2017.  The improvement in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue was primarily due to:

•	a decrease of 280 basis points in food and product packaging costs driven by enhanced planning and procurement strategies as well as improved pricing with product packaging suppliers; and
•

a decrease of 100 basis points in shipping and fulfillment packaging costs largely due to process improvements in our fulfillment center operations, including enhancements in fulfillment packaging and expense management.

Marketing

	Six Months Ended
	June 30,
	2018	2017	% Change
	(In thousands)
Marketing	$73,910	$95,124	(22)%
% of net revenue	19.6%	19.7%

Marketing expenses decreased by $21.2 million, or 22%, to $73.9 million for the six months ended June 30, 2018 from $95.1 million for the six months ended June 30, 2017. The decrease was primarily driven by decreased investment in various offline paid advertising channels and our customer referral program, partially offset by an increase in online paid advertising channels. As a percentage of net revenue, marketing expenses decreased to 19.6% for the six months ended June 30, 2018 from 19.7% for the six months ended June 30, 2017.  This decrease as a percentage of net revenue primarily included a decrease of 380 basis point for various offline paid advertising channels and a decrease of 140 basis points in our customer referral program largely due to a decrease in the mix of customer referral orders versus total Orders. These decreases were partially offset by an increase of 510 basis points for various online paid advertising channels.

Product, Technology, General and Administrative

	Six Months Ended
	June 30,
	2018	2017	% Change
	(In thousands)
Product, technology, general and administrative	$100,588	$128,883	(22)%
% of net revenue	26.7%	26.7%

Product, technology, general and administrative expenses decreased by $28.3 million, or 22%, to $100.6 million for the six months ended June 30, 2018 from $128.9 million for the six months ended June 30, 2017.  This decrease was primarily due to increased focus on expense management, including:

•	a decrease of $12.4 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent;
•

a decrease of $10.3 million in personnel costs primarily driven by reduced headcount in corporate and other managerial positions as a result of the company-wide realignment that was implemented in October 2017 to support our strategic priorities; and

•	a decrease of $5.5 million in corporate overhead and administrative costs, which includes a decrease of $2.1 million in payment processing fees driven by the reduction in net revenue.

As a percentage of net revenue, product, technology, general and administrative expenses remained consistent with the prior year at 26.7%.

Depreciation and Amortization

	Six Months Ended
	June 30,
	2018	2017	% Change
	(In thousands)
Depreciation and amortization	$17,089	$9,563	79%
% of net revenue	4.5%	2.0%

Depreciation and amortization increased by $7.5 million, or 79%, to $17.1 million for the six months ended June 30, 2018 from $9.6 million for the six months ended June 30, 2017.  This increase was primarily driven by investment in our property and equipment in our fulfillment centers to support key business initiatives, such as fulfillment center and other operational improvements and our ongoing product expansion.  As a percentage of net revenue, depreciation and amortization increased to 4.5% for the six months ended June 30, 2018 from 2.0% for the six months ended June 30, 2017.

Income (loss) from Operations

	Six Months Ended
	June 30,
	2018	2017	% Change
	(In thousands)
Income (loss) from operations	$(60,829)	$(82,721)	(26)%
% of net revenue	(16.2)%	(17.1)%

Income (loss) from operations for the six months ended June 30, 2018 and 2017 was $(60.8) million and $(82.7) million, respectively.  This change was due to a decrease in operating expenses of $128.5 million, which was partially offset by a decrease in net revenue of $106.7 million.  As a percentage of net revenue, income (loss) from operations was (16.2)% and (17.1)% for the six months ended June 30, 2018 and 2017, respectively.  This change as a percentage of net revenue was primarily driven by operational efficiencies.

Interest income (expense), net

Interest income (expense), net for the six months ended June 30, 2018 and 2017 was $(3.6) million and $(3.5) million, respectively.  This increase in interest expense was primarily due to an increase of $2.3 million of interest expense associated with our build-to-suit lease financings and an increase of $1.2 million of interest expense incurred on outstanding borrowings, partially offset by a decrease of $(2.1) million of non-cash discount amortization related to our convertible notes in the prior year and an increase of $1.3 million in interest income on cash and cash equivalents.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2018 and 2017 was $0.0 million and $2.6 million, respectively. Other income (expense), net for the six months ended June 30, 2017 reflects a non-cash mark-to-market gain on a derivative liability related to our convertible notes.

Income Taxes

The provision for income taxes recorded in the six months ended June 30, 2018 and 2017, respectively, reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

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

•	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
•	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
•	adjusted EBITDA excludes other income, as other income represents a mark-to-market gain on the debt derivative related to our convertible notes;
•	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(32,836)	$(31,628)	$(64,501)	$(83,822)
Share-based compensation	4,771	1,754	8,986	2,992
Depreciation and amortization	8,685	5,383	17,089	9,563
Interest (income) expense, net	1,848	3,052	3,625	3,522
Other (income) expense, net	—	(2,567)	—	(2,567)
Provision (benefit) for income taxes	22	105	47	146
Adjusted EBITDA	$(17,510)	$(23,901)	$(34,754)	$(70,166)

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures to support our business, including construction and automation at our fulfillment centers.  Historically, we have financed our operations through private sales of equity securities and payments received from customers.  We have raised a total of $194.9 million from the sale of convertible preferred stock, net of costs associated with such financings. In 2016, we entered into a revolving credit facility, which is classified as long‑term debt in our consolidated balance sheet.  In 2017, we issued and sold $64.6 million in aggregate principal amount of convertible notes. In 2017, we also closed our IPO of 30,000,000 shares of Class A common stock, generating proceeds of $278.0 million, net of the underwriting discount and other offering expenses. The proceeds from the IPO are being used for working capital, capital expenditures and general corporate purposes. Upon the completion of the IPO, all outstanding convertible preferred stock and the outstanding aggregate principal amount of, and all accrued and unpaid interest on, our outstanding convertible notes each automatically converted into shares of our Class B common stock. Subsequent to the closing of the IPO, there were no convertible notes outstanding. Long‑term debt, net of debt issuance costs, was $124.8 million and $124.7 million as of June 30, 2018 and December 31, 2017.

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

Total restricted cash was $2.2 million as of June 30, 2018 and $2.4 million as of December 31, 2017.  Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases.  As of June 30, 2018, $1.7 million of our restricted cash is classified as a long-term asset and $0.6 million is classified as a short-term asset.

We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities.  Our working capital was $(33.8) million as of June 30, 2018 and $(36.5) million as of December 31, 2017.

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

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash from (used in) operating activities	$(38,603)	$(70,691)
Net cash from (used in) investing activities	(9,093)	(91,336)
Net cash from (used in) financing activities	4	142,187
Increase (decrease) in cash and cash equivalents	(47,692)	(19,840)
Cash and cash equivalents–beginning of period	228,514	81,468
Cash and cash equivalents–end of period	$180,822	$61,628

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income (loss) adjusted for certain non‑cash items and changes in operating assets and liabilities.

For the six months ended June 30, 2018, net cash from (used in) operating activities was $(38.6) million and consisted of net income (loss) of $(64.5) million, non‑cash items of $28.0 million and a net change in operating assets and liabilities of $(2.1) million. Changes in operating assets and liabilities were primarily driven by decreases in accounts payable and deferred revenue of $(10.6) million, increases in prepaid expenses and other current assets of $(1.9) million, offset by increases accrued expenses and other current liabilities of $5.0 million and a decrease in inventory of $5.5 million. For the six months ended June 30, 2017, net cash from (used in) operating activities was $(70.7) million and consisted of net income (loss) of $(83.8) million, non‑cash items of $12.8 million and a net change in operating assets and liabilities of $0.3 million.  Changes in operating assets and liabilities were primarily driven by increases in accounts payable of $14.7 million and other non-current assets and liabilities of $1.0 million, partially offset by an increase in inventory of $(2.6) million and decreases in deferred revenue of $(9.9) million and accrued expenses and other current liabilities of $(2.9) million.

Net Cash from (used in) Investing Activities

Net cash from (used in) investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.

For the six months ended June 30, 2018, net cash from (used in) investing activities was $(9.1) million and consisted primarily of $(9.7) million for purchases of property and equipment, including capitalized software costs, and a $(0.3) million payment for an acquisition holdback, partially offset by $0.7 million of proceeds from the sale of fixed assets. Cash paid for capital expenditures in the six months ended June 30, 2018 was driven by the continued investments in automation equipment at our fulfillment centers, the acquisition of fixed assets to support business initiatives and ongoing product expansion and software capitalization. For the six months ended June 30, 2017, net cash from (used in) investing activities was $(91.3) million and consisted primarily of $(91.8) million for purchases of property and equipment, including capitalized software costs, and $(1.2) million of cash paid for an acquisition, partially offset by a decrease in non-current restricted cash of $1.6 million. In the future we expect to incur capital expenditures primarily related to automation equipment in our fulfillment centers in order to optimize and drive efficiency in our operations.  As of June 30, 2018, our projected capital expenditures are expected to amount to approximately $20.0 million to $25.0 million in the aggregate for 2018, with similar amounts expected for 2019. The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual growth in our business, and may vary significantly from our estimates.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from equity offerings and our net borrowings under our revolving credit facility.

For the six months ended June 30, 2018, net cash from (used in) financing activities was $0.0 million and consisted of proceeds from the exercise of stock options and vesting of restricted stock units, almost entirely offset by principal payments on capital lease obligations. For the six months ended June 30, 2017, financing activities from (used in) financing activities was $142.2 million and consisted primarily of $80.0 million in borrowings under our revolving credit facility net of issuance costs and $64.4 million in proceeds from convertible notes net of issuance costs. The proceeds from borrowings under the revolving credit facility have primarily been used to finance our capital expenditures.

Revolving Credit Facility

In August 2016, we entered into the revolving credit facility.  The revolving credit facility matures on August 26, 2019 and advances thereunder are secured by certain of our tangible and intangible assets.  Absent any default, the revolving credit facility can be terminated at our discretion. In May 2017 and June 2017, we executed amendments to the agreement that each increased the total commitment by $25.0 million, resulting in a total commitment of $200.0 million. As of June 30, 2018 and December 31, 2017, we had $125.0 million in outstanding borrowings and $1.4 million in issued letters of credit under the revolving credit facility.

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

The obligations under the revolving credit facility are guaranteed by the guarantor as defined in the credit agreement, Blue Apron Holdings, Inc. Our obligations under the revolving credit facility are secured by substantially all of the assets of the Company and certain of its subsidiaries. The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of June 30, 2018 and December 31, 2017, we were in compliance with all of the covenants under the revolving credit facility.

Contractual Obligations

Other than the borrowings disclosed above in the "Revolving Credit Facility" section and changes which occur in the normal course of business, as of June 30, 2018, there were no significant changes to the contractual obligations reported at December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off‑Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we did not have any off‑balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s June 2017 initial public offering, or the IPO.  The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop.  Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018.  Plaintiffs filed a response on July 13, 2018.  Defendants’ replies are due on August 13, 2018.  The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a shareholder derivative action filed in the Delaware Court of Chancery.  Plaintiff seeks a declaratory judgment challenging the validity of a provision of the Company’s Certification of Incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court.  Pursuant to a stipulation entered by the parties, the parties filed cross-motions for summary judgment on May 16, 2018.  The parties filed responses on July 16, 2018.  A hearing on the motions has been set for August 27, 2018.  The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law.  The parties are presently engaged in discovery.  The Company is currently unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On July 20, 2018, one of the Company’s suppliers, West Liberty Foods, L.L.C., (i) made an arbitration demand against the Company with JAMS, and (ii) together with certain related entities, filed a lawsuit against the Company in Iowa state court.  The arbitration demand alleges breach of contract, fraud, and other common law claims in connection with, among other things, a dispute under the supply agreement between the parties related to the purchase of certain beef and poultry inventory of the supplier.  The lawsuit alleges breach of contract, fraud, breach of fiduciary duty, and other state common law claims in connection with a purported agreement between the Company and the supplier relating to the supplier’s acquisition of another company.  The Company is in the preliminary stages of reviewing the allegations made in this matter and, as a result, is unable to provide any assurances as to the ultimate outcome of this matter or that an adverse resolution of this matter would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

We have a limited operating history and a novel business model, which make it difficult to evaluate our future prospects and the risks and challenges we may encounter in seeking to execute on our strategies.  These risks and difficulties include our ability to:

•	forecast our revenues and plan our operating expenses;
•	retain existing customers and attract new customers;
•	manage our personnel and operations;
•	our ability to expand our product offerings and distribution channels;
•	achieve and maintain profitability;
•	maintain and grow the value of our brand and reputation;
•	scale our supply chain while avoiding material disruptions or adverse incidents in our operations;
•	maintain relationships with our existing suppliers and secure relationships with new suppliers to supply quality ingredients for use in our product offerings;
•	scale and adapt our supply chain, production, operations and expenses, including marketing expenses, in response to customer demand and seasonal trends;
•	adapt to evolving trends in the ways consumers purchase, prepare and consume food, as well as in how consumers interact with technology;
•	comply with laws and regulations applicable to our business, including food safety, employment and health and safety regulations; and
•	hire, integrate, and retain talented employees with a broad and varied range of skills and expertise.

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

We have experienced net losses in each year since our inception.  In the years ended December 31, 2017, 2016 and 2015, we incurred net losses of $210.1 million, $54.9 million and $47.0 million, respectively.  For the six months ended June 30, 2018 and 2017, we incurred net losses of $(64.5) million and $(83.8) million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to increase our customer base and supplier network, expand our marketing channels, invest in our distribution and fulfillment infrastructure, hire additional employees and enhance our technology and infrastructure capabilities.  Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue and margins sufficiently to offset these higher expenses.  We incur significant expenses in developing our technology, building out our fulfillment centers, obtaining and storing ingredients and other products, and marketing the products we offer.  In addition, many of our expenses, including the costs associated with our existing and future fulfillment centers, are fixed.  Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

If we fail to retain our existing customers, cost‑effectively acquire new customers, or increase the number of customers we serve, or if we fail to derive revenue from our customers consistent with our historical performance, our business could be materially adversely affected.

Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to retain existing customers, to cost‑effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us. If we are unable to retain our existing customers,  cost‑effectively acquire new customers, or keep customers engaged, or increase the number of customers we serve, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to 717,000 in the three months ended June 30, 2018 from 943,000 in the three months ended June 30, 2017, and our revenue declined to $179.6 million from $238.1 million in those periods.  Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. Many of our new customers originate from referrals from existing customers, and therefore we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals.

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

We spend significant amounts on advertising and other marketing activities, such as television, digital and social media, direct mail, radio and podcasts, and email, to acquire new customers, retain and engage existing customers, and promote our brand, and we expect our marketing expenses to continue to comprise a significant portion of our operating expenses. For 2017, 2016, and 2015, our marketing expenses were $154.5 million, $144.1 million, and $51.4 million, respectively, representing approximately 17.5%, 18.1%, and 15.1% of net revenue, respectively. For the three months ended June 30, 2018 and 2017, our marketing expenses were $34.6 million and $34.5 million, respectively, representing approximately 19.3% and 14.5% of net revenue, respectively. Despite our focus on marketing activities, we may fail to identify cost‑efficient marketing opportunities as we scale our investments in marketing or fail to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third‑party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results.

If we fail to resume revenue growth or to manage future growth effectively, our business could be materially adversely affected.

Our net revenue increased from $340.8 million in 2015 to $795.4 million in 2016 to $881.2 million in 2017, but has experienced periods of decline. For example, our net revenue declined to $179.6 million for the three months ended June 30, 2018 from $238.1 million for the three months ended June 30, 2017.  As we scaled our business, the number of our full-time employees increased from 2,997 at December 31, 2015 to 5,028 at December 31, 2016, but decreased to 4,163 at December 31, 2017 primarily due to the personnel realignment implemented in October 2017.  As of June 30, 2018, we had 3,281 full-time employees.  If we fail to resume revenue growth or if our revenues further decline, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional management, financial, operational, technological and other resources to meet our needs, which may not be available in a cost‑effective manner or at all.  We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations.  If we do not resume revenue growth or if we do not effectively manage any future growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high‑quality product offerings.

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

Our customers have a wide variety of options for purchasing food, including traditional and online grocery stores and restaurants, and consumer tastes and preferences may change from time to time.  Our ability to attract new customers, retain existing customers, grow our customer base, and increase customer engagement with us will depend in part on our ability to successfully create and introduce new product offerings and to improve upon and enhance our existing product offerings.  As a result, we may introduce significant changes to our existing product offerings, develop and introduce new and unproven product offerings, or offer our products through new distribution channels.  If our new or enhanced product offerings are unsuccessful, including because they fail to generate sufficient revenue or operating profit to justify our investments in them, our business and operating results could be materially adversely affected.  Furthermore, new customer demands, tastes or interests, superior competitive offerings or a deterioration in our product quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model.  In addition, we frequently experiment with and test different product offerings and marketing and pricing strategies.  If these experiments and tests are unsuccessful, or if the product offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new customers, retain existing customers and increase customer engagement may be adversely affected.

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

Our continued success is dependent upon our ability to retain key management, particularly Bradley J. Dickerson, our president and chief executive officer, and Ilia M. Papas, our chief technology officer.  Messrs. Dickerson and Papas and our other executive officers are employees “at will” and could elect to terminate their employment with us at any time.  For example, in July 2017, Matthew J. Wadiak resigned as our chief operating officer and transitioned to a senior advisory role with our company.  In addition, in November 2017, Matthew B. Salzberg resigned as our president and chief executive officer and transitioned to the role of executive chairman.  We do not maintain “key person” insurance on the lives of Messrs. Dickerson or Papas or other executive officers.

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

Although none of our employees is currently covered under a collective bargaining agreement, our employees may elect to be represented by labor unions in the future.  For example, in April 2018, a local labor union filed an election petition with the National Labor Relations Board seeking to represent certain employees at our Linden, New Jersey facility, however, such employees subsequently voted to not be represented by the union. If a significant number of our employees were to become unionized and collective bargaining agreement terms were to deviate significantly from our current compensation and benefits structure, our business, financial condition and operating results could be materially adversely affected.  In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and the resolution of labor disputes may increase our costs.

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

In general, we have not historically collected state or local sales, use or other similar taxes in any jurisdictions in which we do not have a tax nexus, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect state and local sales, use and other similar taxes with respect to online sales of our products.  In addition, we have not historically collected state or local sales, use or other similar taxes in certain jurisdictions in which we do have a physical presence in reliance on applicable exemptions.  On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction.  A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces.  The details and effective dates of these collection requirements vary from state to state. We are in the process of determining how and when our collection practices will need to change in the relevant jurisdictions.  It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales as well as penalties and interest, which could materially adversely affect our business, financial condition and operating results.

Changes in tax treatment of companies engaged in e‑commerce could materially adversely affect the commercial use of our sites and our business, financial condition and operating results.

The decision of the U.S. Supreme Court in South Dakota v. Wayfair, Inc., discussed above, permits state and local jurisdictions, in certain circumstances, to impose sales and use tax collection obligation on remote vendors, and a number of states have already begun imposing such obligations on Internet vendors and online marketplaces.  In addition, due to the global nature of the Internet, it is possible that various states or, if we expand internationally, foreign countries, might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities.  Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e‑commerce.  New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes.  New or revised taxes and, in particular, sales taxes, value‑added taxes and similar taxes (including sales and use taxes that we may be required to collect as a result of the Wayfair decision) are likely to increase costs to our customers and increase the cost of doing business online (including the cost of compliance processes necessary to capture data and collect and remit taxes), and such taxes may decrease the attractiveness of purchasing products over the Internet.  Any of these events could materially adversely affect our business, financial condition and operating results.

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

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non‑voting Class C capital stock.  As of June 30, 2018, stockholders who held shares of Class B common stock, including our executive officers, employees and directors and their affiliates, together held approximately 95.4% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliated entities together held  approximately 85.2% of the voting power of our outstanding capital stock; and our executive chairman, Matthew B. Salzberg, held approximately 34.7% of the voting power of our outstanding capital stock.  Because of the ten‑to‑one voting ratio between the Class B common stock and Class A common stock, the holders of Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock.  This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

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

As of June 30, 2018, an aggregate of 22,391,295 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act.  If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of June 30, 2018, the holders of an aggregate of approximately 105 million shares of our common stock have rights, subject to certain conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit	Description

10.1+*	Offer Letter for Timothy S. Bensley

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Date: August 2, 2018	/s/ Bradley J. Dickerson
Bradley J. Dickerson
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 2, 2018	/s/ Timothy S. Bensley
Timothy S. Bensley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)