Form 10-Q
period 2018-09-30
Blue Apron Holdings, Inc.
filed 2018-11-14
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

Non-accelerated filer ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	77,760,073 shares outstanding as of October 31, 2018
Class B Common Stock, $0.0001 par value	115,988,608 shares outstanding as of October 31, 2018
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of October 31, 2018

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$162,902	$228,514
Accounts receivable, net	769	1,945
Inventories, net	33,393	41,927
Prepaid expenses and other current assets	9,851	7,824
Other receivables	979	2,539
Total current assets	207,894	282,749
Restricted cash	1,691	2,371
Property and equipment, net	216,838	230,828
Other noncurrent assets	1,786	1,761
TOTAL ASSETS	$428,209	$517,709
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$27,056	$30,448
Accrued expenses and other current liabilities	36,251	32,615
Current portion of long-term debt	41,324	—
Deferred revenue	21,584	27,646
Total current liabilities	126,215	90,709
Long-term debt	83,504	124,687
Facility financing obligation	71,868	70,347
Other noncurrent liabilities	6,551	8,116
TOTAL LIABILITIES	288,138	293,859
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 77,626,739 and 37,657,649 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	8	4
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 116,121,942 and 153,727,228 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	11	15
Class C common stock, par value of $0.0001 per share — 500,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	587,584	572,528
Accumulated deficit	(447,532)	(348,697)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	140,071	223,850
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$428,209	$517,709

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenue	$150,621	$210,638	$526,867	$693,538
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	102,406	164,444	347,894	496,495
Marketing	23,251	34,244	97,161	129,368
Product, technology, general, and administrative	48,345	65,744	148,933	194,627
Depreciation and amortization	8,599	8,774	25,688	18,337
Other operating expense	—	5,934	—	5,934
Total operating expenses	182,601	279,140	619,676	844,761
Income (loss) from operations	(31,980)	(68,502)	(92,809)	(151,223)
Interest income (expense), net	(1,943)	(1,281)	(5,568)	(4,803)
Other income (expense), net	—	(17,551)	—	(14,984)
Income (loss) before income taxes	(33,923)	(87,334)	(98,377)	(171,010)
Benefit (provision) for income taxes	(19)	133	(66)	(13)
Net income (loss)	$(33,942)	$(87,201)	$(98,443)	$(171,023)

Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	$(0.18)	$(0.47)	$(0.51)	$(1.60)
Diluted	$(0.18)	$(0.47)	$(0.51)	$(1.60)
Weighted-average shares used to compute net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	193,194,248	184,737,720	192,248,756	106,836,062
Diluted	193,194,248	184,737,720	192,248,756	106,836,062

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$(33,942)	$(87,201)	$(98,443)	$(171,023)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(33,942)	$(87,201)	$(98,443)	$(171,023)

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

									Accumulated
	Class A		Class B		Class C		Additional		Other		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity (Deficit)
Balance — December 31, 2017	37,657,649	$4	153,727,228	$15	—	$—	$572,528	$—	$—	$(348,697)	$223,850
Conversion from Class B to Class A common stock	37,937,260	4	(37,937,260)	(4)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	2,021,545	—	331,974	—	—	—	219	—	—	—	219
Share-based compensation	—	—	—	—	—	—	14,445	—	—	—	14,445
Impact of adoption of accounting standard update	—	—	—	—	—	—	392	—	—	(392)	—
Settlement of acquisition holdback	10,285	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(98,443)	(98,443)
Balance — September 30, 2018	77,626,739	$8	116,121,942	$11	—	$—	$587,584	$—	$—	$(447,532)	$140,071

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(98,443)	$(171,023)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	25,688	18,337
Loss (gain) on disposal of property and equipment	1,048	(30)
Loss on impairment	—	5,934
Changes in reserves and allowances	(382)	1,364
Share-based compensation	13,555	8,752
Non-cash interest expense	1,662	2,459
Loss (gain) on convertible notes	—	14,984
Changes in operating assets and liabilities:
Receivables	1,774	(3,972)
Inventories	9,305	55
Prepaid expenses and other current assets	(2,045)	(3,101)
Accounts payable	(2,184)	2,814
Accrued expenses and other current liabilities	3,674	216
Deferred revenue	(6,062)	(4,516)
Other noncurrent assets and liabilities	(1,590)	4,962
Net cash from (used in) operating activities	(54,000)	(122,765)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(250)	(1,177)
Decrease (increase) in restricted cash	680	1,595
Purchases of property and equipment	(12,903)	(116,094)
Proceeds from sale of property and equipment	858	—
Net cash from (used in) investing activities	(11,615)	(115,676)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuances	—	144,349
Proceeds from exercise of stock options	219	816
Principal payments on capital lease obligations	(216)	(145)
Net proceeds from public offering	—	283,500
Payments of public offering costs	—	(5,253)
Net cash from (used in) financing activities	3	423,267
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(65,612)	184,826
CASH AND CASH EQUIVALENTS — Beginning of period	228,514	81,468
CASH AND CASH EQUIVALENTS — End of period	$162,902	$266,294
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$110	$190
Cash paid for interest, net of amounts capitalized	$5,847	$2,342
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$184	$(66)
Non-cash additions to property and equipment	$889	$19,823
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$760	$4,709

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2018 and December 31, 2017, results of operations for the three months and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2018 (the “Annual Report”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Principal versus Agent Considerations), to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing), to clarify the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients), to clarify the implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts, and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, (Revenue from Contracts with Customers), to clarify the guidance or to correct unintended application of guidance. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, to add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. For the Company, the guidance is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods therein. The Company has substantially completed its assessment of the new standard and continues to make progress on its implementation. Based on the progress to date, the Company generally does not expect the adoption of the new standard to have a material impact on its revenue recognition accounting policy or its Consolidated Financial Statements. The Company expects to apply the new standard using the “modified retrospective approach,” with the cumulative effect of initially applying the new standard recognized at the date of initial application recorded as an adjustment to retained earnings.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (“ASU 2018-15”), Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard is intended to clarify the accounting for implementation costs of a hosting arrangement that is a service contract. For the Company, the amendments in ASU 2018-15 are effective for annual periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact this new guidance may have on its Consolidated Financial Statements.

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

.

3. Inventories, Net

Inventories, net consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Fulfillment	$2,939	$7,358
Product	30,454	34,569
Inventories, net	$33,393	$41,927

Product inventory primarily consists of bulk and prepped food, containers, and products available for resale. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Deposits	$865	$2,346
Prepaid marketing	935	1,604
Prepaid rent	940	1,348
Prepaid insurance	4,541	—
Other current assets	2,570	2,526
Prepaid expenses and other current assets	$9,851	$7,824

5. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Computer equipment	$10,951	$10,883
Capitalized software	13,422	10,427
Fulfillment equipment	51,239	45,581
Furniture and fixtures	3,832	4,188
Leasehold improvements	41,226	40,173
Buildings(1)	148,507	148,507
Construction in process	6,258	4,563
Property and equipment, gross	275,435	264,322
Less: accumulated depreciation and amortization	(58,597)	(33,494)
Property and equipment, net	$216,838	$230,828

(1)

Includes build-to-suit lease arrangements in Linden, New Jersey and Fairfield, California where the Company is considered the owner for accounting purposes, of which $62.1 million was included in Buildings as of September 30, 2018 and December 31, 2017. Costs incurred directly by the Company relating to these arrangements were $82.3 million as of September 30, 2018 and December 31, 2017. The Company also capitalized the cost of interest for construction projects related to build-to-suit lease arrangements of $4.2 million as of September 30, 2018 and December 31, 2017.

In October 2017, the Company performed a review of its real estate needs and decided to no longer pursue its planned build-out of the Fairfield facility. As a result, the Company is continuing to evaluate potential alternatives for the leased Fairfield property. As of September 30, 2018, the Company had future non-cancelable minimum lease payments of $37.6 million through 2028 related to this facility.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Accrued compensation	$14,008	$13,009
Accrued credits and refunds reserve	1,323	1,079
Accrued marketing expenses	9,550	5,739
Accrued product expenses	2,045	—
Accrued shipping expenses	2,497	5,319
Other current liabilities	6,828	7,469
Accrued expenses and other current liabilities	$36,251	$32,615

7. Deferred Revenue

Deferred revenue consists of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Cash received prior to fulfillment	$8,981	$10,635
Gift cards, prepaid orders, and other	12,603	17,011
Deferred revenue	$21,584	$27,646

8. Debt

Revolving Credit Facility

In August 2016, the Company entered into a revolving credit and guaranty agreement (the “revolving credit facility”) with a maximum amount available to borrow of $150.0 million. In May 2017 and June 2017, the Company executed amendments to the agreement that each increased the total commitment by $25.0 million, resulting in a total commitment of $200.0 million. In October 2018, the Company amended and refinanced the revolving credit facility to, among other things, reduce the maximum amount available to borrow to $85.0 million and extend the maturity date of the facility to February 2021. For additional information on the refinancing of the revolving credit facility and the resulting changes to the terms of the agreement, see Note 14 Subsequent Events.

As of September 30, 2018 and December 31, 2017, the Company had $125.0 million in outstanding borrowings and $1.4 million in issued letters of credit under the revolving credit facility. Of the $125.0 million in outstanding borrowings as of September 30, 2018, the Company had $83.6 million classified as long-term debt and $41.4 million classified as current portion of long-term debt. The Company’s current portion of long-term debt represents the amount of repayment to be made in October 2018 in connection with the refinancing of the revolving credit facility. The remaining amount available to borrow as of September 30, 2018 and December 31, 2017 was $73.6 million. The Company incurred and capitalized $0.5 million in deferred financing costs in connection with the revolving credit facility in August 2016. As of September 30, 2018 and December 31, 2017, the total unamortized deferred financing costs was $0.2 million and $0.3 million, respectively.

As of September 30, 2018 and December 31, 2017, outstanding borrowings of debt consisted of the following:

		September 30,	December 31,
	Maturity Date	2018	2017
		(In thousands)
Revolving credit facility	August 2019	$125,000	$125,000
Weighted average interest rate		4.59%	3.47%

As of September 30, 2018, borrowings under the revolving credit facility bore interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one month interest period plus 1.00%, plus in each case a margin ranging from 0.50% to 1.00% (the “base rate”) or (2) an adjusted LIBOR rate plus a margin ranging from 1.50% to 2.00%, based on the Company’s total leverage ratio for the preceding four fiscal quarters and the Company’s status as a public or non-public company (the “adjusted LIBOR rate”). As of September 30, 2018 and December 31, 2017, the Company had outstanding borrowings of $120.0 million utilizing the adjusted LIBOR rate. As of September 30, 2018 and December 31, 2017, the Company had outstanding borrowings of $5.0 million utilizing the base rate. The Company is also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%. The Company incurred unused commitment fees related to the revolving credit facility of $0.0 million during the three months ended September 30, 2018 and September 30, 2017, respectively, and $0.1 million during the nine months ended September 30, 2018 and September 30, 2017, respectively.

The obligations under the revolving credit facility are guaranteed by the guarantor as defined in the credit agreement, Blue Apron Holdings, Inc. The Company’s obligations under the revolving credit facility are secured by substantially all of the assets of the Company and certain of its subsidiaries. The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of September 30, 2018 and December 31, 2017, the Company was in compliance with all of the covenants under the revolving credit facility.

Facility Financing Obligation

As of September 30, 2018 and December 31, 2017, the Company had a  facility financing obligation of $71.9 million and $70.3 million, respectively, related to leased facilities in Linden and Fairfield under the build-to-suit accounting guidance.

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

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s June 2017 initial public offering, or the IPO.  The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop.  Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018.  Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018. The motion to dismiss remains pending before the court. The Company is also subject to two putative class action lawsuits filed in New York Supreme Court alleging federal securities law violations in connection with the IPO, which are substantially similar to the above-referenced federal court action.  The parties have entered into a stipulation staying one of the state court actions pending resolution of the motion to dismiss filed in the federal court action.  In the other state court action, no schedule has been entered by the court.  The Company is unable to provide any assurances as to the ultimate outcome of any of these lawsuits or that an adverse resolution of any of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a shareholder derivative action filed in the Delaware Court of Chancery.  Plaintiff seeks a declaratory judgment challenging the validity of a provision of the Company’s Certification of Incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court.  Pursuant to a stipulation entered by the parties, the parties filed cross-motions for summary judgment on May 16, 2018.  The parties filed responses on July 16, 2018.  A hearing on the motions was held on September 27, 2018.    The cross motions for summary judgment remain pending before the court. The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act (“PAGA”) on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law.  The parties are presently engaged in discovery in the PAGA case and were discussing mediation when plaintiffs’ counsel filed a separate class action lawsuit, also in California Superior Court, alleging largely the same claims, but for a longer period. The Company believes that it is likely that the two cases will be consolidated.  The Company is currently unable to provide any assurances as to the ultimate outcome of these lawsuits or that adverse resolution of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On July 20, 2018, one of the Company’s suppliers, West Liberty Foods, L.L.C., (i) made an arbitration demand against the Company with JAMS, and (ii) together with certain related entities, filed a lawsuit against the Company in Iowa state court.  The arbitration demand alleges breach of contract, fraud, and other common law claims in connection with, among other things, a dispute under the supply agreement between the parties related to the purchase of certain beef and poultry inventory of the supplier.  The lawsuit, which has been removed to the U.S. District Court for the Southern District of Iowa, alleges breach of oral contract and other common law claims in connection with a purported agreement between the Company and the supplier relating to the supplier’s acquisition of another company.  The Company filed a motion to dismiss the amended complaint on November 14, 2018. The Company is currently unable to provide any assurances as to the ultimate outcome of this matter or that an adverse resolution of this matter would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in the jurisdiction.  A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces.  The details and effective dates of these collection requirements vary from state to state. The Company is in the process of determining how and when its collection practices will need to change in other jurisdictions.  It is possible that one or more jurisdictions may assert that the Company has liability for periods for which it has not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales as well as penalties and interest, which could materially adversely affect the Company’s business, financial condition and operating results.

10. Share-based Compensation

The Company recognized share-based compensation for share-based awards of $4.6 million and $5.8 million during the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, the Company recognized $4.4 million and $5.4 million of share-based compensation in Product, technology, general, and administrative expenses and $0.2 million and $0.4 million in Cost of goods sold, excluding depreciation and amortization, respectively. The Company recognized share-based compensation for share-based awards of $13.6 million and $8.8 million during the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized $12.6 million and $8.4 million of share-based compensation in Product, technology, general, and administrative expenses and $1.0 million and $0.4 million in Cost of goods sold, excluding depreciation and amortization, respectively.

Performance Stock Options

In February 2018, the Company granted options to purchase 1,594,162 shares of its Class A common stock with an exercise price of $3.10 to certain employees, including the Company’s executive officers. In May 2018, the Company granted additional options to purchase 428,905 shares of its Class A common stock with an exercise price of $3.05. In August 2018, the Company granted additional options to purchase 318,814 shares of its Class A common stock with an exercise price of $2.23. Such options are subject to vesting conditions that are tied to the achievement of certain stock price targets through June 30, 2020 and financial targets through December 31, 2019. The fair value of the stock price target options was determined utilizing the Monte Carlo simulation valuation model resulting in a total grant date fair value of $0.5 million. The fair value of the financial target options was determined utilizing the Black-Scholes option-pricing model resulting in a total grant date fair value of $1.9 million.

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

The rights, including the liquidation and dividend rights, of the Class A, Class B, and Class C common stock are substantially the same, other than voting rights. For the three months and nine months ended September 30, 2018, the Company did not have any outstanding shares of Class C common stock.

Upon the closing of the Company’s IPO on July 5, 2017, all of the outstanding shares of convertible preferred stock automatically converted into 85,190,551 shares of Class B common stock at the applicable conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Accordingly, the two-class method is not applicable for the three months and nine months ended September 30, 2018 and September 30, 2017 as the participating securities were converted into Class B common stock.

	Three Months Ended September 30,
	2018			2017
	Class A	Class B	Class C	Class A	Class B	Class C
(in thousands, except share and per-share data)
Numerator:
Net income (loss)	$(11,881)	$(22,061)	$—	$(13,565)	$(73,636)	$—
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(11,881)	$(22,061)	$—	$(13,565)	$(73,636)	$—
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	67,624,607	125,569,641	—	28,738,339	155,999,381	—
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	67,624,607	125,569,641	—	28,738,339	155,999,381	—

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.18)	$(0.18)	$—	$(0.47)	$(0.47)	$—
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.18)	$(0.18)	$—	$(0.47)	$(0.47)	$—

	Nine Months Ended September 30,
	2018			2017
	Class A	Class B	Class C	Class A	Class B	Class C
(in thousands, except share and per-share data)
Numerator:
Net income (loss)	$(29,870)	$(68,573)	$—	$(15,513)	$(155,489)	$(21)
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(29,870)	$(68,573)	$—	$(15,513)	$(155,489)	$(21)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	58,333,161	133,915,595	—	9,690,657	97,132,114	13,291
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	58,333,161	133,915,595	—	9,690,657	97,132,114	13,291

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.51)	$(0.51)	$—	$(1.60)	$(1.60)	$(1.60)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.51)	$(0.51)	$—	$(1.60)	$(1.60)	$(1.60)

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended September 30,
	2018			2017
	Class A	Class B	Class C	Class A	Class B	Class C

Stock options	—	8,889,801	—	—	10,729,269	—
Restricted shares	—	19,973	—	—	34,973	—
Restricted stock units	11,345,771	—	—	5,288,963	—	—
Total anti-dilutive securities	11,345,771	8,909,774	—	5,288,963	10,764,242	—

	Nine Months Ended September 30,
	2018			2017
	Class A	Class B	Class C	Class A	Class B	Class C

Stock options	—	8,844,834	—	—	10,600,725	—
Restricted shares	—	23,686	—	—	38,686	—
Restricted stock units	11,165,411	—	—	1,782,363	—	—
Total anti-dilutive securities	11,165,411	8,868,520	—	1,782,363	10,639,411	—

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$154,788	$—	$—	$154,788
Total financial assets	$154,788	$—	$—	$154,788

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$162,963	$—	$—	$162,963
Total financial assets	$162,963	$—	$—	$162,963

As of September 30, 2018 and December 31, 2017, the Company had $154.8 million and $163.0 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. During the three months and nine months ended September 30, 2018 and  2017, the Company did not have realized gains or losses related to its financial assets.

As of September 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

13. Restructuring Costs

In October 2017, the Company implemented a company-wide realignment of personnel to support its strategic priorities. This realignment resulted in a reduction of approximately 6% of the Company’s total workforce across both the Company’s corporate offices and fulfillment centers. The following table summarizes the related accruals recorded in Accrued expenses and other current liabilities:

Employee-Related Costs
(In thousands)
Balance — December 31, 2017	$675
Charges	—
Cash payments	(541)
Other	(134)
Balance — September 30, 2018	$—

14. Subsequent Events

Revolving Credit Facility Refinancing

On October 9, 2018, the Company amended and refinanced its existing revolving credit facility.  The refinancing of the revolving credit facility, among other things, reduced the maximum amount available to borrow from $200.0 million to $85.0 million and extended the final maturity from August 26, 2019 to February 26, 2021.  In connection with the refinancing, the Company repaid $41.4 million of indebtedness. Upon completion of the refinancing, the Company had $83.6 million in outstanding borrowings and $1.4 million in issued letters of credit under the revolving credit facility. In conjunction with the refinancing, the Company incurred customary fees and expenses of approximately $0.9 million, which will be capitalized as deferred financing costs and amortized over the new term.

Borrowings under the amended revolving credit facility bear interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one month interest period plus 1.00%, plus in each case a margin of 3.00% (the “base rate”),  or (2) an adjusted LIBOR rate plus a margin of 4.00% (the “adjusted LIBOR rate”). The Company is also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The obligations under the amended revolving credit facility are guaranteed by the guarantor as defined in the credit agreement, Blue Apron Holdings, Inc. The Company’s obligations under the revolving credit facility are secured by substantially all of the assets of the Company. The amended refinanced revolving credit facility  makes certain changes to affirmative and financial reporting covenants and various negative covenants restricting the activities of the

Company. In addition, the amended revolving credit facility requires the Company to comply with certain additional financial covenants, including to maintain a minimum aggregate liquidity balance of $50.0 million and, in the event the Company has positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds.

Restructuring Costs

On November 13, 2018, the Company implemented a workforce reduction to support its strategic priorities, which resulted in a reduction of approximately 4% of the Company’s total workforce. As a result, the Company expects to incur approximately $1.6 million in employee-related expenses, primarily consisting of severance payments, substantially all of which will result in cash expenditures. The Company expects to recognize such expenses in Other operating expense during the fourth quarter of 2018. In addition, the Company is evaluating if the carrying value of its long-lived assets may not be recoverable and is subject to a potential impairment charge.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	(In thousands)
Net revenue	$150,621	$210,638	$526,867	$693,538
Adjusted EBITDA	$(18,812)	$(48,034)	$(53,566)	$(118,200)
Net cash from (used in) operating activities	$(15,397)	$(52,074)	$(54,000)	$(122,765)

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,	September 30,
	2017	2017	2018	2018	2018
Orders (in thousands)	3,605	3,196	3,474	3,122	2,647
Customers (in thousands)	856	746	786	717	646
Average Order Value	$58.16	$57.99	$56.58	$57.34	$56.79
Orders per Customer	4.2	4.3	4.4	4.4	4.1
Average Revenue per Customer	$245	$248	$250	$250	$233

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

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine or market products sold on our e‑commerce platforms in a given reporting period.  For example, the number of Customers in the three months ended September 30, 2018 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the three months ended September 30, 2018.  We view the number of Customers as a key indicator of our scale and financial performance.  Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, Orders per Customer and Average Revenue per Customer.

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

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our 2‑Person and Family Plans.  We also generate net revenue through sales of Blue Apron Wine, which we began offering in September 2015, and through sales on Blue Apron Market, which we launched in November 2014. In addition, we sell products of BN Ranch, a premium supplier of sustainable beef, poultry and lamb, which we acquired in February 2017. For the three months and nine months ended September 30, 2018 and 2017, we derived substantially all of our net revenue from sales of our meals.  We deduct promotional discounts and customer credits and refunds expected to be issued to determine net revenue.  Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion.  Credits only remain available for customers who maintain a valid account with us.  Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter.  For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. For example, our planned reduction in marketing expense, while we focus on opportunities with customers that exhibit higher affinity, is expected to negatively impact our net revenue. We also anticipate that our net revenue will be impacted by the timing and success of our ongoing product and channel expansion.

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

Also included in marketing expenses are the costs of orders through our customer referral program, in which certain existing customers may invite others to receive a complimentary meal delivery, as well as costs paid to third parties to market our products.  The cost of the customer referral program is based on our costs incurred for fulfilling a complimentary meal delivery, including product and fulfillment costs.  We expect to continue to incur marketing expenses to attract and retain customers as well as to promote brand awareness.  We anticipate that our marketing expenses, which are affected by our strategic priorities, the seasonal trends in our business, the competitive landscape of our market, and the timing and success of our ongoing product expansion, will fluctuate from quarter‑to‑quarter and have a significant impact on our quarterly results of operations.

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

Other Operating Expense

Other operating expense consists of impairment losses relating to long-lived assets in our fulfillment centers for the three and nine months ended September 30, 2017.

Interest Income (Expense), Net

Interest income and expense consists primarily of interest expense associated with our revolving credit facility, capital lease financings, and build-to-suit lease financings offset by interest income on cash and cash equivalents balances.

Other Income and Expense

Other income and expense consists of the mark-to-market loss on the debt derivative related to our convertible notes, as well as the loss upon the automatic conversion and settlement of the convertible notes, for the three and nine months ended September 30, 2017.

Benefit (Provision) for Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law. The new legislation contains several key provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018 as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets, and reductions in the amount of executive pay that could qualify as a tax deduction.  ASC 740, Income Taxes, requires us to recognize the effect of the tax law changes in the period of enactment. However, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB118, which permits us to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. As of September 30, 2018, we have made our best estimates of our income taxes based on our interpretation of the new legislation as we are still accumulating data to finalize the underlying calculations.  In accordance with SAB 118, this estimate is considered provisional and will be finalized before December 22, 2018.

Our provision for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one‑time items, and the impact of valuation allowances.  Our tax provision results from state taxes in certain jurisdictions in which we do not have net operating losses. For the three months ended September 30, 2018 and 2017, we recorded nominal tax expense, resulting in an effective tax rate of (0.1)% and 0.2%, respectively.  For the nine months ended September 30, 2018 and 2017, we recorded nominal tax expense, resulting in an effective tax rate of (0.1)% and (0.01)%.  We continue to maintain a valuation allowance for federal and certain state tax jurisdictions.

As of December 31, 2017, we had U.S. federal net operating loss carryforwards of $195.2 million and state net operating loss carryforwards of $96.4 million.  The federal and state net operating loss carryforwards are subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized.

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	(In thousands)
Net revenue	$150,621	$210,638	$526,867	$693,538
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	102,406	164,444	347,894	496,495
Marketing	23,251	34,244	97,161	129,368
Product, technology, general, and administrative	48,345	65,744	148,933	194,627
Depreciation and amortization	8,599	8,774	25,688	18,337
Other operating expense	—	5,934	—	5,934
Total operating expenses	182,601	279,140	619,676	844,761
Income (loss) from operations	(31,980)	(68,502)	(92,809)	(151,223)
Interest income (expense), net	(1,943)	(1,281)	(5,568)	(4,803)
Other income (expense), net	—	(17,551)	—	(14,984)
Income (loss) before income taxes	(33,923)	(87,334)	(98,377)	(171,010)
Benefit (provision) for income taxes	(19)	133	(66)	(13)
Net income (loss)	$(33,942)	$(87,201)	$(98,443)	$(171,023)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	68.0%	78.1%	66.0%	71.6%
Marketing	15.4%	16.3%	18.4%	18.7%
Product, technology, general, and administrative	32.1%	31.2%	28.3%	28.1%
Depreciation and amortization	5.7%	4.2%	4.9%	2.6%
Other operating expense	—%	2.8%	—%	0.9%
Total operating expenses	121.2%	132.5%	117.6%	121.8%
Income (loss) from operations	(21.2)%	(32.5)%	(17.6)%	(21.8)%
Interest income (expense), net	(1.3)%	(0.6)%	(1.1)%	(0.7)%
Other income (expense), net	—%	(8.3)%	—%	(2.2)%
Income (loss) before income taxes	(22.5)%	(41.5)%	(18.7)%	(24.7)%
Benefit (provision) for income taxes	(0.0)%	0.1%	(0.0)%	(0.0)%
Net income (loss)	(22.5)%	(41.4)%	(18.7)%	(24.7)%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Revenue

	Three Months Ended
	September 30,
	2018	2017	% Change
	(In thousands)
Net revenue	$150,621	$210,638	(28)%

Net revenue decreased by $60.0 million, or 28%, to $150.6 million for the three months ended September 30, 2018 from $210.6 million for the three months ended September 30, 2017.  The decrease in net revenue was primarily due to a decrease in Customers during the three months ended September 30, 2018 as we remain deliberate in our marketing investments while we implement our multi-product, multi-channel strategy.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	September 30,
	2018	2017	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$102,406	$164,444	(38)%
% of net revenue	68.0%	78.1%

Cost of goods sold, excluding depreciation and amortization, decreased by $62.0 million, or 38%, to $102.4 million for the three months ended September 30, 2018 from $164.4 million for the three months ended September 30, 2017.  This reduction was primarily driven by a decrease in Orders and operational efficiencies. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 68.0% for the three months ended September 30, 2018 from 78.1% for the three months ended September 30, 2017. The improvement in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, led by our Linden fulfillment center, was primarily due to:

•

a decrease of 570 basis points in food and product packaging costs driven by enhanced planning and procurement strategies, improved pricing with suppliers, as well as process improvements in our fulfillment center operations; and

•	a decrease of 440 basis points in labor costs largely due to process improvements in our fulfillment center operations.

Marketing

	Three Months Ended
	September 30,
	2018	2017	% Change
	(In thousands)
Marketing	$23,251	$34,244	(32)%
% of net revenue	15.4%	16.3%

Marketing expenses decreased by $11.0 million, or 32%, to $23.3 million for the three months ended September 30, 2018 from $34.2 million for the three months ended September 30, 2017.  As a percentage of net revenue, marketing expenses decreased to 15.4% for the three months ended September 30, 2018 from 16.3% for the three months ended September 30, 2017. This decrease as a percentage of net revenue primarily included a decrease of 410 basis points for various offline paid advertising channels and a decrease of 180 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders. This decrease was partially offset by an increase of 510 basis points in various online paid advertising channels as we focus on our most efficient acquisition channels.

Product, Technology, General and Administrative

	Three Months Ended
	September 30,
	2018	2017	% Change
	(In thousands)
Product, technology, general and administrative	$48,345	$65,744	(26)%
% of net revenue	32.1%	31.2%

Product, technology, general and administrative expenses decreased by $17.4 million, or 26%, to $48.3 million for the three months ended September 30, 2018 from $65.7 million for the three months ended September 30, 2017.  This decrease was primarily due to increased focus on expense management, including:

•	a decrease of $7.6 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent;
•

a decrease of $7.3 million in personnel costs primarily driven by lower headcount in corporate and other managerial positions reflecting the company-wide realignment that was implemented in October 2017; and

•	a decrease of $2.5 million in corporate overhead and administrative costs, which includes a decrease of $1.3 million in payment processing fees driven by lower net revenue.

As a percentage of net revenue, product, technology, general and administrative expenses increased 90 basis points to 32.1% for the three months ended September 30, 2018 from 31.2% for the three months ended September 30, 2017 driven by investments to support our business and execute on key business initiatives, such as our ongoing product expansion.

In November 2018, we implemented a workforce reduction to support its strategic priorities, which resulted in a reduction of approximately 4% of our total workforce. As a result, we expect to incur approximately $1.6 million in employee-related expenses, primarily consisting of severance payments, substantially all of which will result in cash expenditures. We expect to recognize such expenses in Other operating expense during the fourth quarter of 2018. We expect annual savings beginning in 2019 of approximately $16.0 million, including $15.0 million to product, technology, general and administrative expenses and $1.0 million to cost of goods sold, excluding depreciation and amortization. In addition, we are evaluating if the carrying value of our long-lived assets may not be recoverable and is subject to a potential impairment charge.

Depreciation and Amortization

	Three Months Ended
	September 30,
	2018	2017	% Change
	(In thousands)
Depreciation and amortization	$8,599	$8,774	(2)%
% of net revenue	5.7%	4.2%

Depreciation and amortization decreased by $0.2 million, or 2%, to $8.6 million for the three months ended September 30, 2018 from $8.8 million for the three months ended September 30, 2017.  As a percentage of net revenue, depreciation and amortization increased to 5.7% for the three months ended September 30, 2018 from 4.2% for the three months ended September 30, 2017.

Other Operating Expense

Other operating expense for the three months ended September 30, 2018 and 2017 was $0.0 million and $5.9 million, respectively.  Other operating expense for the three months ended September 30, 2017 includes non-cash impairment charges on fulfillment center long-lived assets primarily related to the transition of all of our Jersey City, New Jersey fulfillment center operations to our new fulfillment center in Linden, New Jersey.

Income (Loss) from Operations

	Three Months Ended
	September 30,
	2018	2017	% Change
	(In thousands)
Income (loss) from operations	$(31,980)	$(68,502)	(53)%
% of net revenue	(21.2)%	(32.5)%

Income (loss) from operations for the three months ended September 30, 2018 and 2017 was $(32.0) million and $(68.5) million, respectively. This change was due to a decrease in operating expenses of $96.5 million, which was partially offset by a decrease in net revenue of $60.0 million.  As a percentage of net revenue, income (loss) from operations was (21.2)% and (32.5)% for the three months ended September 30, 2018 and 2017, respectively.  This decrease was primarily driven by decreases as a percentage of net revenue in cost of goods sold, excluding depreciation and amortization, other operating expense and marketing expense, partially offset by an increase in depreciation and amortization and product, technology, general and administrative expense as a percentage of net revenue.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended September 30, 2018 and 2017 was $(1.9) million and $(1.3) million, respectively.  This increase was primarily due to an increase of $0.6 million of interest expense associated with our build-to-suit lease financings and an increase of $0.4 million of interest incurred on outstanding borrowings under our revolving credit facility, partially offset by increased interest income on cash and cash equivalents of $0.2 million in the three months ended September 30, 2018 and a decrease of $0.1 million of non-cash discount amortization related to our convertible notes in the three months ended September 30, 2017.

Other Income (Expense), net

Other income (expense), net for the three months ended September 30, 2018 and 2017 was $0.0 million and $(17.6) million, respectively. Other income (expense), net for the three months ended September 30, 2017 reflects a non-cash loss related to the automatic conversion and settlement of the convertible notes upon the closing of the IPO on July 5, 2017.

Income Taxes

The provision for income taxes recorded in the three months ended September 30, 2018 and 2017, respectively, reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Revenue

	Nine Months Ended
	September 30,
	2018	2017	% Change
	(In thousands)
Net revenue	$526,867	$693,538	(24)%

Net revenue decreased by $166.7 million, or 24%, to $526.9 million for the nine months ended September 30, 2018 from $693.5 million for the nine months ended September 30, 2017.  The decrease in net revenue was primarily due to a decrease in Customers during the nine months ended September 30, 2018 as we remain deliberate in our marketing investments while we implement our multi-product, multi-channel strategy. Net revenue was also impacted, in part, by our decision in the second half of 2017 to deliberately prioritize operational stability and effectiveness.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Nine Months Ended
	September 30,
	2018	2017	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$347,894	$496,495	(30)%
% of net revenue	66.0%	71.6%

Cost of goods sold, excluding depreciation and amortization, decreased by $148.6 million, or 30%, to $347.9 million for the nine months ended September 30, 2018 from $496.5 million for the nine months ended September 30, 2017.  This decrease was primarily driven by a decrease in Orders and operational efficiencies.  As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 66.0% for the nine months ended September 30, 2018 from 71.6% for the nine months ended September 30, 2017.  The improvement in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue was primarily due to:

•	a decrease of 370 basis points in food and product packaging costs driven by enhanced planning and procurement strategies as well as improved pricing with suppliers;
•	a decrease of 110 basis points in labor largely due to process improvements in our fulfillment center operations; and

•

a decrease of 70 basis points in shipping and fulfillment packaging costs largely due to process improvements in our fulfillment center operations, including enhancements in fulfillment packaging and expense management.

Marketing

	Nine Months Ended
	September 30,
	2018	2017	% Change
	(In thousands)
Marketing	$97,161	$129,368	(25)%
% of net revenue	18.4%	18.7%

Marketing expenses decreased by $32.2 million, or 25%, to $97.2 million for the nine months ended September 30, 2018 from $129.4 million for the nine months ended September 30, 2017. The decrease was primarily driven by decreased investment in various offline paid advertising channels and our customer referral program, partially offset by an increase in online paid advertising channels. As a percentage of net revenue, marketing expenses decreased to 18.4% for the nine months ended September 30, 2018 from 18.7% for the nine months ended September 30, 2017.  This decrease as a percentage of net revenue primarily included a decrease of 380 basis point for various offline paid advertising channels and a decrease of 150 basis points in our customer referral program largely due to a decrease in the mix of customer referral orders versus total Orders. These decreases were partially offset by an increase of 510 basis points for various online paid advertising channels as we focus on our most efficient acquisition channels.

Product, Technology, General and Administrative

	Nine Months Ended
	September 30,
	2018	2017	% Change
	(In thousands)
Product, technology, general and administrative	$148,933	$194,627	(23)%
% of net revenue	28.3%	28.1%

Product, technology, general and administrative expenses decreased by $45.7 million, or 23%, to $148.9 million for the nine months ended September 30, 2018 from $194.6 million for the nine months ended September 30, 2017.  This decrease was primarily due to increased focus on expense management, including:

•	a decrease of $20.0 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent;
•

a decrease of $17.6 million in personnel costs primarily driven by lower headcount in corporate and other managerial positions as a result of the company-wide realignment that was implemented in October 2017; and

•	a decrease of $7.9 million in corporate overhead and administrative costs, which includes a decrease of $3.4 million in payment processing fees driven by lower net revenue.

As a percentage of net revenue, product, technology, general and administrative expenses increased 20 basis points to 28.3% for the nine months ended September 30, 2018 from 28.1% for the nine months ended September 30, 2017 driven by investments to support our business and execute on key business initiatives such as our ongoing product expansion.

Depreciation and Amortization

	Nine Months Ended
	September 30,
	2018	2017	% Change
	(In thousands)
Depreciation and amortization	$25,688	$18,337	40%
% of net revenue	4.9%	2.6%

Depreciation and amortization increased by $7.4 million, or 40%, to $25.7 million for the nine months ended September 30, 2018 from $18.3 million for the nine months ended September 30, 2017.  This increase was primarily driven by investment in our property and equipment in our fulfillment centers to support key business initiatives, such as fulfillment center and other operational improvements and our ongoing product expansion.  As a percentage of net revenue, depreciation and amortization increased to 4.9% for the nine months ended September 30, 2018 from 2.6% for the nine months ended September 30, 2017.

Other Operating Expense

Other operating expense for the nine months ended September 30, 2018 and 2017 was $0.0 million and $5.9 million, respectively.  Other operating expense for the nine months ended September 30, 2017 includes non-cash impairment charges on fulfillment center long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our new fulfillment center in Linden, New Jersey.

Income (loss) from Operations

	Nine Months Ended
	September 30,
	2018	2017	% Change
	(In thousands)
Income (loss) from operations	$(92,809)	$(151,223)	(39)%
% of net revenue	(17.6)%	(21.8)%

Income (loss) from operations for the nine months ended September 30, 2018 and 2017 was $(92.8) million and $(151.2) million, respectively.  This change was due to a decrease in operating expenses of $225.1 million, which was partially offset by a decrease in net revenue of $166.7 million.  As a percentage of net revenue, income (loss) from operations was (17.6)% and (21.8)% for the nine months ended September 30, 2018 and 2017, respectively.  This change as a percentage of net revenue was primarily driven by operational efficiencies and expense management.

Interest income (expense), net

Interest income (expense), net for the nine months ended September 30, 2018 and 2017 was $(5.6) million and $(4.8) million, respectively. This increase in interest expense was primarily due to an increase of $2.9 million of interest associated with our build-to-suit lease financings and an increase of $1.6 million of interest incurred on outstanding borrowings under our revolving credit facility, partially offset by increased interest income on cash and cash equivalents of $1.5 million in the nine months ended September 30, 2018 and a decrease of $2.3 million of non-cash discount amortization related to our convertible notes in the nine months ended September 30, 2017.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2018 and 2017 was $0.0 million and $(15.0) million, respectively. Other income (expense), net for the nine months ended September 30, 2017 reflects a non-cash loss related to the automatic conversion and settlement of the convertible notes upon the closing of the IPO on July 5, 2017.

Income Taxes

The provision for income taxes recorded in the nine months ended September 30, 2018 and 2017, respectively, reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

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

•	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
•	adjusted EBITDA excludes other operating expense, as other operating expense represents impairment losses;
•	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
•	adjusted EBITDA excludes other expense, as other expense represents a one-time loss on the extinguishment of convertible notes;
•	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(33,942)	$(87,201)	$(98,443)	$(171,023)
Share-based compensation	4,569	5,760	13,555	8,752
Depreciation and amortization	8,599	8,774	25,688	18,337
Other operating expense	—	5,934	—	5,934
Interest (income) expense, net	1,943	1,281	5,568	4,803
Other (income) expense, net	—	17,551	—	14,984
Provision (benefit) for income taxes	19	(133)	66	13
Adjusted EBITDA	$(18,812)	$(48,034)	$(53,566)	$(118,200)

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures to support our business, including investment and automation at our fulfillment centers.  Historically, we have financed our operations through private sales of equity securities and payments received from customers.  We have raised a total of $194.9 million from the sale of convertible preferred stock, net of costs associated with such financings. In 2016, we entered into a revolving credit facility, which we amended and refinanced in October 2018. In 2017, we issued and sold $64.6 million in aggregate principal amount of convertible notes. In 2017, we also closed our IPO of 30,000,000 shares of Class A common stock, generating proceeds of $278.0 million, net of the underwriting discount and other offering expenses. The proceeds from the IPO are being used for working capital, capital expenditures and general corporate purposes. Upon the completion of the IPO, all outstanding convertible preferred stock and the outstanding aggregate principal amount of, and all accrued and unpaid interest on, our outstanding convertible notes each automatically converted into shares of our Class B common stock. Subsequent to the closing of the IPO, there were no convertible notes outstanding. Total debt, net of debt issuance costs, was $124.8 million as of September 30, 2018 and $124.7 million as of December 31, 2017. As of September 30, 2018, the current portion of long-term debt of $41.3 million represents the amount of repayment made upon the refinancing of the revolving credit facility in October 2018. For additional information on the refinancing of the revolving credit facility, see “—Revolving Credit Facility” below and Note 14 Subsequent Events, included in Part I, Item 1, Notes to Consolidated Financial Statements, in this Quarterly Report on Form 10-Q.

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

Total restricted cash was $1.7 million as of September 30, 2018 and $2.4 million as of December 31, 2017.  Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases.  As of September 30, 2018, $1.7 million of our restricted cash is classified as a long-term asset.

We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities (excluding current portion of long-term debt).  Our working capital was $(39.9) million as of September 30, 2018 and $(36.5) million as of December 31, 2017.

We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.  Our future capital requirements and the availability and accessibility to additional funds will depend on many factors, including those described in the section titled “Risk Factors” under Part II, Item 1A, below.

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated.

	Nine Months Ended
	September 30,	September 30,
	2018	2017
	(In thousands)
Net cash from (used in) operating activities	$(54,000)	$(122,765)
Net cash from (used in) investing activities	(11,615)	(115,676)
Net cash from (used in) financing activities	3	423,267
Increase (decrease) in cash and cash equivalents	(65,612)	184,826
Cash and cash equivalents–beginning of period	228,514	81,468
Cash and cash equivalents–end of period	$162,902	$266,294

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income (loss) adjusted for certain non‑cash items and changes in operating assets and liabilities.

For the nine months ended September 30, 2018, net cash from (used in) operating activities was $(54.0) million and consisted of net income (loss) of $(98.4) million, non‑cash items of $41.6 million and a net change in operating assets and liabilities of $2.9 million. Changes in operating assets and liabilities were primarily driven by decreases in receivables and inventory of $11.0 million, increases in accrued expenses and other current liabilities of $3.7 million, offset by decreases in accounts payable, deferred revenue, and other noncurrent assets and liabilities of $(9.8) million and increases in prepaid expenses and other current assets of $(2.0) million. For the nine months ended September 30, 2017, net cash from (used in) operating activities was $(122.8) million and consisted of net income (loss) of $(171.0) million, non-cash items of $51.8 million and a net change in operating assets and liabilities of $(3.5) million. Changes in operating assets and liabilities were primarily driven by increases in accounts payable of $2.8 million and other non-current assets and liabilities of $5.0 million, partially offset by a decrease in deferred revenue of $(4.5) million and increases in receivables and prepaid expenses and other current assets of $(4.0) million and $(3.1) million, respectively.

Net Cash from (used in) Investing Activities

Net cash from (used in) investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.

For the nine months ended September 30, 2018, net cash from (used in) investing activities was $(11.6) million and consisted primarily of $(12.9) million for purchases of property and equipment, including capitalized software costs, and a $(0.3) million payment for an acquisition holdback, partially offset by $0.9 million of proceeds from the sale of fixed assets and a $0.7 million decrease in restricted cash. Cash paid for capital expenditures in the nine months ended September 30, 2018 was driven by the continued investments in automation equipment at our fulfillment centers, the acquisition of fixed assets to support business initiatives and ongoing product expansion and software capitalization. For the nine months ended September 30, 2017, net cash from (used in) investing activities was $(115.7) million and consisted primarily of $(116.1) million for purchases of property and equipment, including capitalized software costs, and $(1.2) million of cash paid for an acquisition, partially offset by a decrease in non-current restricted cash of $1.6 million. In the future we expect to incur capital expenditures primarily related to automation equipment in our fulfillment centers in order to optimize and drive efficiency in our operations.  As of September 30, 2018, our projected capital expenditures are expected to amount to approximately $15.0 million to $18.0 million in the aggregate for 2018, with similar amounts expected for 2019. The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual growth in our business, and may vary significantly from our estimates.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from equity offerings and our net borrowings under our revolving credit facility.

For the nine months ended September 30, 2018, net cash from (used in) financing activities was $0.0 million and consisted of proceeds from the exercise of stock options and vesting of restricted stock units, almost entirely offset by principal payments on capital lease obligations. For the nine months ended September 30, 2017, financing activities from (used in) financing activities was $423.3 million in cash and consisted primarily of $278.2 million in proceeds from our initial public offering net of the underwriting discount and other offering expenses, $80.0 million in borrowings under our revolving credit facility net of issuance costs, and $64.4 million in proceeds from convertible notes net of issuance costs. The proceeds from borrowings under the revolving credit facility have primarily been used to finance our capital expenditures.

Revolving Credit Facility

In August 2016, we entered into a revolving credit and guaranty agreement with a maximum amount available to borrow of $150.0 million. In May 2017 and June 2017, we executed amendments to the agreement that each increased the total commitment by $25.0 million, resulting in a total commitment of $200.0 million. In October 2018, we amended and refinanced the revolving credit facility (the “credit facility refinancing”) to, among other things, reduce the maximum amount available to borrow from $200.0 million to $85.0 million and extend the final maturity of the revolving credit facility from August 26, 2019 to February 26, 2021.

As of September 30, 2018 and December 31, 2017, we had $125.0 million in outstanding borrowings and $1.4 million in issued letters of credit under the revolving credit facility. In connection with the refinancing, we repaid $41.4 million of indebtedness. Upon completion of the credit facility refinancing, we had $83.6 million in outstanding borrowings and $1.4 million in issued letters of credit under the revolving credit facility.

Prior to the credit facility refinancing, borrowings under the revolving credit facility bore interest, at our option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one‑month interest period plus 1.00% (“the base rate”), plus in each case a margin ranging from 0.50% to 1.00% or (2) an adjusted LIBOR rate (“the eurodollar rate”) plus a margin ranging from 1.50% to 2.00%, based on our total leverage ratio for the preceding four fiscal quarters and our status as a public or non‑public company. Subsequent to the credit facility refinancing, base rate loans bear interest at a rate equal to the base rate plus 3.00% and eurodollar rate loans will bear interest at a rate equal to the eurodollar rate plus 4.00%. We are also obligated under the revolving credit facility to pay certain customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The obligations under the revolving credit facility are guaranteed by the guarantor as defined in the credit agreement, Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. The amended revolving credit facility  makes certain changes to affirmative and financial reporting covenants and various negative covenants restricting the activities of Blue Apron Holdings, Inc. and its subsidiaries. In addition, the amended revolving credit facility requires us to comply with certain additional financial covenants, including to maintain a minimum aggregate liquidity balance of $50.0 million and, in the event we have positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds.  As of September 30, 2018 and December 31, 2017, we were in compliance with all of the covenants under the revolving credit facility.

Contractual Obligations

Other than the borrowings disclosed above in the "Revolving Credit Facility" section and changes which occur in the normal course of business, as of September 30, 2018, there were no significant changes to the contractual obligations reported at December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off‑Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we did not have any off‑balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s June 2017 initial public offering, or the IPO.  The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop.  Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018.  Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018. The motion to dismiss remains pending before the court.  The Company is also subject to two putative class action lawsuits filed in New York Supreme Court alleging federal securities law violations in connection with the IPO, which are substantially similar to the above-referenced federal court action.  The parties have entered into a stipulation staying one of the state court actions pending resolution of the motion to dismiss filed in the federal court action.  In the other state court action, no schedule has been entered by the court.  The Company is unable to provide any assurances as to the ultimate outcome of any of these lawsuits or that an adverse resolution of any of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a shareholder derivative action filed in the Delaware Court of Chancery.  Plaintiff seeks a declaratory judgment challenging the validity of a provision of the Company’s Certification of Incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court.  Pursuant to a stipulation entered by the parties, the parties filed cross-motions for summary judgment on May 16, 2018.  The parties filed responses on July 16, 2018.  A hearing on the motions was held on September 27, 2018.    The cross motions for summary judgment remain pending before the court.    The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act (“PAGA”) on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law.  The parties are presently engaged in discovery in the PAGA case and were discussing mediation when plaintiffs’ counsel filed a separate class action lawsuit, also in California Superior Court, alleging largely the same claims, but for a longer period.  The Company believes that it is likely that the two cases will be consolidated. The Company is currently unable to provide any assurances as to the ultimate outcome of these lawsuits or that adverse resolution of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On July 20, 2018, one of the Company’s suppliers, West Liberty Foods, L.L.C., (i) made an arbitration demand against the Company with JAMS, and (ii) together with certain related entities, filed a lawsuit against the Company in Iowa state court.  The arbitration demand alleges breach of contract, fraud, and other common law claims in connection with, among other things, a dispute under the supply agreement between the parties related to the purchase of certain beef and poultry inventory of the supplier.  The lawsuit, which has been removed to the U.S. District Court for the Southern District of Iowa, alleges breach of oral contract and other common law claims in connection with a purported agreement between the Company and the supplier relating to the supplier’s acquisition of another company.  The Company filed a motion to dismiss the amended complaint on November 14, 2018. The Company is currently unable to provide any assurances as to the ultimate outcome of this matter or that an adverse resolution of this matter would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

We have a limited operating history and a novel business model, which make it difficult to evaluate our future prospects and the risks and challenges we may encounter in seeking to execute on our strategies.  These risks and difficulties include our ability to:

•	forecast our revenues and plan our operating expenses;
•	retain existing customers and attract new customers;
•	manage our personnel and operations;
•	our ability to expand our product offerings and distribution channels;
•	achieve and maintain profitability;
•	maintain and grow the value of our brand and reputation;
•	maintain and scale our supply chain while avoiding material disruptions or adverse incidents in our operations;
•	maintain relationships with our existing suppliers and secure relationships with new suppliers to supply quality ingredients for use in our product offerings;
•	scale and adapt our supply chain, production, operations and expenses, including marketing expenses, in response to customer demand and seasonal trends;
•	adapt to evolving trends in the ways consumers purchase, prepare and consume food, as well as in how consumers interact with technology;
•	comply with laws and regulations applicable to our business, including food safety, employment and health and safety regulations; and
•	hire, integrate, and retain talented employees with a broad and varied range of skills and expertise.

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

We have experienced net losses in each year since our inception.  In the years ended December 31, 2017, 2016 and 2015, we incurred net losses of $210.1 million, $54.9 million and $47.0 million, respectively.  For the nine months ended September 30, 2018 and 2017, we incurred net losses of $98.4 million and $171.0 million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to attract new customers, invest in our distribution and fulfillment infrastructure, expand our product offerings and distribution channels, hire additional employees and enhance our technology and infrastructure capabilities.  These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue and margins sufficiently to offset these higher expenses.  We incur significant expenses in developing our technology, building out our fulfillment centers, obtaining and storing ingredients and other products, and marketing the products we offer.  In addition, many of our expenses, including the costs associated with our existing and future fulfillment centers, are fixed.  Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

If we fail to retain our existing customers, cost‑effectively acquire new customers, or increase the number of customers we serve, or if we fail to derive revenue from our customers consistent with our historical performance, our business could be materially adversely affected.

Our success, and our ability to resume revenue growth and operate profitably, depends in part on our ability to retain existing customers, to cost‑effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us. If we are unable to retain our existing customers,  cost‑effectively acquire new customers, or keep customers engaged, or increase the number of customers we serve, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to 646,000 in the three months ended September 30, 2018 from 856,000 in the three months ended September 30, 2017, and our revenue declined to $150.6 million from $210.6 million in those same periods.  Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. Many of our new customers originate from referrals from existing customers, and therefore we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals.

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

We spend significant amounts on advertising and other marketing activities, such as television, digital and social media, direct mail, radio and podcasts, and email, to acquire new customers, retain and engage existing customers, and promote our brand, and we expect our marketing expenses to continue to comprise a significant portion of our operating expenses. For 2017, 2016, and 2015, our marketing expenses were $154.5 million, $144.1 million, and $51.4 million, respectively, representing approximately 17.5%, 18.1%, and 15.1% of net revenue, respectively. For the three months ended September 30, 2018 and 2017, our marketing expenses were $23.3 million and $34.2 million, respectively, representing approximately 15.4% and 16.3% of net revenue, respectively. Despite our focus on marketing activities, we may fail to identify cost‑efficient marketing opportunities as we scale our investments in marketing or fail to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third‑party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results.

If we fail to resume revenue growth or to manage future growth effectively, our business could be materially adversely affected.

Our net revenue increased from $340.8 million in 2015 to $795.4 million in 2016 to $881.2 million in 2017, but has since declined. For example, our net revenue declined to $150.6 million for the three months ended September 30, 2018 from $210.6 million for the three months ended September 30, 2017.  As we scaled our business, the number of our full-time employees increased from 2,997 at December 31, 2015 to 5,028 at December 31, 2016, but decreased to 4,163 at December 31, 2017 and to 2,898 at September 30, 2018.  If we fail to resume revenue growth or if our revenues further decline, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional management, financial, operational, technological and other resources to meet our needs, which may not be available in a cost‑effective manner or at all.  We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations.  If we do not resume revenue growth or if we do not effectively manage any future growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high‑quality product offerings.

We are in the process of implementing significant reorganization activities in our business, including the recent reduction of the size of our organization. These and other reorganization activities could have long-term adverse effects on our business, including additional attrition in personnel and the failure to achieve the anticipated benefits and savings from these activities.

We are in the process of implementing significant reorganization activities in our business to adjust our cost structure, and we may engage in similar reorganization activities in the future. In November 2018, we implemented a reduction in the number of our employees by approximately 4%, which included departures of members of our management team, and in October 2017 we implemented a company-wide realignment of personnel that resulted in a reduction of approximately 6% of our total workforce across our corporate offices and fulfillment centers. These actions resulted in the loss of employees across various functions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, there is a risk of reduced employee morale and, as result, we may face further employee attrition.

These and any other reorganization activities in which we may engage in the future, as well other ongoing cost reduction activities, reduce our available talent, assets, capabilities and other resources and could slow improvements in our products and services, adversely affect our ability to respond to competition and limit our ability to satisfy customer demands.  As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing the organizational changes brought about by the reorganization. Due to our limited resources, we may not be able to effectively manage the changes in our business operations resulting from the reorganization, which may result in weaknesses in our operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If we are unable to effectively manage these activities, our expenses may be higher than expected, and we may not be able to implement our business strategy or achieve the anticipated benefits and savings from any such activities.  We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. In addition, delays in implementing planned restructuring activities, unexpected costs or the failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could materially adversely affect our business and operating and financial results.

We may require additional capital to fund our existing operations or the expansion of our business, and our inability to obtain such capital could materially adversely affect our business, financial condition and operating results.

To support our existing operations or the expansion of our business, we must have sufficient capital to continue to make investments and to fund our operations.  We cannot assure you that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under our revolving credit facility, will be sufficient to allow us to fund our existing operations or any such expansion.  If cash flows from operations are not sufficient, we may need additional equity or debt financing to provide the funds required to expand or operate our business.  If such financing is not available, or we are unable to refinance our revolving credit facility, on satisfactory terms or at all, we may be unable to expand or operate our business or to develop new business at the rate desired, and our operating results may suffer.  Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results.  For example, covenants contained in our revolving credit agreement include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments.  Our revolving credit facility also requires us to use a portion of the proceeds of certain equity issuances to repay indebtedness outstanding under the revolving credit facility.  Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our business and growth strategies may require us to delay, scale back or eliminate some or all of our operations or the expansion of our business, which could materially adversely affect our business, financial condition and operating results.

The amount of our indebtedness could materially adversely affect our business, financial condition and operating results and prevent us from fulfilling our debt-related obligations. Furthermore, restrictive covenants in our revolving credit facility may limit our ability to pursue our business strategies, and the failure to comply with such restrictions could materially adversely affect our business.

As of October 31, 2018, we had $83.6 million in outstanding borrowings and $1.4 million in issued letters of credit under our revolving credit facility. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or the expansion of our business, particularly when the availability of financing in the capital markets may be limited; requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and thus reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and placing us at a competitive disadvantage to less-leveraged competitors.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility or otherwise in an amount sufficient to enable us to repay our indebtedness or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. For example, the October 2018 amendment to our revolving credit facility, among other things, increased the interest rates applicable to loans under the revolving credit facility and added covenants requiring us and our subsidiaries to maintain minimum aggregate amounts of liquidity (defined to include our and our subsidiaries’ unrestricted cash and cash equivalents) and, in the event we have positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds.  We may not be able to comply with the minimum liquidity and adjusted EBITDA covenants contained in our revolving credit facility.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance and the condition of the debt and capital markets, which are subject to prevailing economic, industry and competitive conditions, as well as certain financial, business, legislative, political, regulatory and other factors beyond our control.  If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems, be forced to reduce or delay capital expenditures,  strategic acquisitions, investments and partnerships, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements, and our financial position and results of operations could be materially adversely affected.

The restrictions contained in the revolving credit facility could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or could otherwise restrict our business and growth strategies, which could materially adversely affect our business, financial condition and operating results.

If we cannot make scheduled payments on our debt or if we fail to comply with the covenants under the revolving credit facility, we will be in default and the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

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

The occurrence of food‑borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales.  Furthermore, any instances of food contamination, whether or not caused by our products, could subject us or our suppliers to a food recall pursuant to the Food Safety Modernization Act of the United States Food and Drug Administration, or FDA, and comparable state laws.  Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing customers and a potential negative impact on our ability to retain existing customers and attract new customers due to negative consumer experiences or as a result of an adverse impact on our brand and reputation.

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

We have developed a strong and trusted brand, and we believe our success depends on our ability to maintain and grow the value of the Blue Apron brand.  Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our food safety, quality assurance, marketing and merchandising efforts and our ability to provide a consistent, high‑quality customer experience.  Any negative publicity, regardless of its accuracy, could materially adversely affect our business.  Brand value is based in large part on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers or suppliers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business.

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

If we fail to successfully develop new product offerings and enhance our existing product offerings, our ability to retain existing customers and attract new customers, and our business, financial condition and operating results, may be materially adversely affected.

Our customers have a wide variety of options for purchasing food, including traditional and online grocery stores and restaurants, and consumer tastes and preferences may change from time to time.  Our ability to retain existing customers, attract new customers and increase customer engagement with us will depend in part on our ability to successfully create and introduce new product offerings and to improve upon and enhance our existing product offerings.  As a result, we may introduce significant changes to our existing product offerings, develop and introduce new and unproven product offerings, or offer our products through new distribution channels.  If our new or enhanced product offerings are unsuccessful, including because they fail to generate sufficient revenue or operating profit to justify our investments in them, our business and operating results could be materially adversely affected.  Furthermore, new customer demands, tastes or interests, superior competitive offerings or a deterioration in our product quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model.  In addition, we frequently experiment with and test different product offerings and marketing and pricing strategies.  If these experiments and tests are unsuccessful, or if the product offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to retain existing customers, attract new customers, and increase customer engagement may be adversely affected.

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

Our success is dependent upon our ability to retain key management, particularly Bradley J. Dickerson, our president and chief executive officer,  Ilia M. Papas, our chief technology officer, and Alan Blake, our chief supply chain officer.  Messrs. Dickerson, Papas and Blake and our other executive officers are employees “at will” and could elect to terminate their employment with us at any time.  For example, in November 2017, Matthew B. Salzberg resigned as our president and chief executive officer and transitioned to the role of executive chairman.  We do not maintain “key person” insurance on the lives of Messrs. Dickerson, Papas or Blake or other executive officers.

Our success is also dependent upon our ability to attract, retain and effectively deploy qualified employees, including management, possessing a broad range of skills and expertise.  We may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future, and, to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees.  Additionally, we may not be able to hire new employees quickly enough to meet our needs, and we must effectively deploy our workforce in order to efficiently allocate our internal resources.  If we fail to meet our hiring needs, successfully integrate our new hires or effectively deploy our existing personnel, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could all suffer.  Any of these factors could materially adversely affect our business, financial condition and operating results.

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

We have designed and built our own fulfillment center infrastructure, including customizing third‑party inventory and package handling software systems, which is tailored to meet the specific needs of our business.  Furthermore, we are expanding the use of automated production equipment and processes in our existing fulfillment centers and are incorporating automated production equipment and processes into our new Linden, New Jersey fulfillment center.  To the extent we add capacity, capabilities and automated production equipment and processes to our fulfillment centers, our fulfillment operations will become increasingly complex and challenging.  Any failure to hire, train or retain employees capable of operating our fulfillment centers could materially adversely affect our business, financial condition and operating results.  We also may be unable to procure and implement automated production equipment and processes on a timely basis, and they may not operate as intended or achieve anticipated cost efficiencies.  For example, suppliers could miss their equipment delivery schedules, new production lines and operations could improve less rapidly than expected, or not at all, the equipment or processes could require longer design time than anticipated or redesigning after installation, and new production technology may involve equipment and processes with which we are not fully experienced.  Difficulties we experience in automating our fulfillment processes could impair our ability to reduce costs and could materially adversely affect our business, financial condition and operating results.  Furthermore, we may in the future contract with third parties to conduct certain of our fulfillment processes and operations on our behalf.  Interruptions or failures in these services could delay or prevent the delivery of our products and adversely affect our ability to fulfill our customers’ orders.  In addition, any disruption in the operation of our fulfillment centers, including due to factors such as earthquakes, weather, fires, floods, power losses, telecommunications failures, acts of war or terrorism, human errors and similar events or disruptions, could materially adversely affect our business, financial condition and operating results.

We will need to continue to maintain sufficient fulfillment and storage capacity in order to meet our customer demand, and, to the extent we grow in the future, we may need to add additional fulfillment and storage capacity in order to meet customer demand.    For example, we recently launched a new fulfillment center in Linden, New Jersey, which increased our overall fulfillment capacity. If we do not successfully manage our ongoing real property and operational needs or if we redeploy these facilities for other uses or vacate these facilities, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business, financial condition and operating results.  For example, in 2017 we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our new fulfillment center in Linden, New Jersey, as well as our decision to no longer pursue the planned build-out of the Fairfield facility. As a result of the strategic actions announced in November 2018, we are evaluating if the carrying value of our long-lived assets may not be recoverable and subject to a potential impairment charge. For further discussion, see “Note 14” in our Consolidated Financial Statements. In addition, we expect to incur capital expenditures in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources.”  The timing and amount of our projected capital expenditures is dependent upon a number of factors, and may vary significantly from our estimates. We  cannot assure you that any future capital expenditures will be timely or effectively integrated into our existing operations, any new fulfillment centers will be timely constructed or effectively integrated into our existing fulfillment operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute on our strategic plans or recruit qualified managerial and operational personnel necessary to support our strategic plans.  Any changes to our overall fulfillment capacity or existing fulfillment center operations will put pressure on our managerial, financial, operational, technological and other resources.

If we resume growth, we may be unable to effectively expand our fulfillment operations and increase our fulfillment capacity or to effectively control expansion‑related expenses, or if we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, any of which could harm our reputation and our relationships with our customers.  Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital.  We expect to continue to incur capital expenditures in the future for our fulfillment center operations.  We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur.

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

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes‑Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.  As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes‑Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.  Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC.  As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company.  At such time, our independent registered public accounting firm, and management, may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

Other parties have claimed or may claim in the future that we infringe or violate their trademarks, patents, copyrights, domain names, publicity rights or other proprietary rights.  Such claims, regardless of their merit, could result in litigation or other proceedings and could require us to expend significant financial resources and attention by our management and other personnel that otherwise would be focused on our business operations, result in injunctions against us that prevent us from using material intellectual property rights, or require us to pay damages to third parties.  We may need to obtain licenses from third parties who allege that we have infringed or violated their rights, but such licenses may not be available on terms acceptable to us or at all.  In addition, we may not be able to obtain or use on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property that we do not own, which would require us to develop alternative intellectual property.  To the extent we rely on open source software, we may face claims from third parties that claim ownership of the open source software or derivative works that were developed using such software, or otherwise seek to enforce the terms of the applicable open source license.  Similar claims might also be asserted regarding our in‑house software.  These risks have been amplified by the increase in intellectual property claims by third parties whose sole or primary business is to assert such claims.  As knowledge of our business expands, we are likely to be subject to intellectual property claims against us with increasing frequency, scope and magnitude.  We may also be obligated to indemnify affiliates or other partners who are accused of violating third parties’ intellectual property rights by virtue of those affiliates or partners’ agreements with us, and this could increase our costs in defending such claims and our damages.  Furthermore, such affiliates and partners may discontinue their relationship with us either as a result of injunctions or otherwise.  The occurrence of these results could harm our brand or materially adversely affect our business, financial position and operating results.

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

In some instances we may be responsible or held liable for the activities and compliance of our third‑party vendors and suppliers, despite limited visibility into their operations.  Although we monitor and carefully select our third‑party vendors and suppliers, they may fail to adhere to regulatory standards, our safety and quality standards or labor and employment practices, and we may fail to identify deficiencies or violations on a timely basis or at all.  In addition, recent legislation in California called the Transparency in Supply Chains Act of 2010 requires us to audit our suppliers with respect to certain risks related to slavery and human trafficking and to mitigate any such risks in our operations, and any failure to disclose issues or other non‑compliance could subject us to action by the California Attorney General.

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

The food industry is highly regulated.  We invest significant resources in our efforts to comply with the local, state and federal food regulatory regimes under which we operate.  However, we cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws, regulations, guidance or enforcement policies will not be adopted or become applicable to us, our suppliers or the products we distribute.  We also operate under a business model that is relatively new to the food industry, in which we rapidly source, process, store and package meal ingredients—including fresh fruits and vegetables, and poultry, beef and seafood, each of which may be subject to a unique regulatory regime—and ship them directly to consumers in the course of e‑commerce transactions.  Our business model leaves our business particularly susceptible to changes in and reinterpretations of compliance policies of the FDA and other government agencies, and some of our competitors may interpret the applicability of the same or similar laws and regulations to their businesses differently than we interpret them.  Furthermore, certain recently promulgated FDA regulations, such as the requirements regarding food defense, are not yet in effect, and it is unclear how the FDA may interpret and enforce many other recent regulations, presenting considerable future uncertainty.  Under the current administration, recent and ongoing changes in senior federal government officials and policy priorities create additional uncertainty.

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

The federal regulatory scheme governing food products establishes guideposts and objectives for complying with legal requirements rather than providing clear direction on when particular standards apply or how they must be met.  For example, FDA regulations referred to as Hazard Analysis and Risk‑Based Preventive Controls for Human Food require that we evaluate food safety hazards inherent to our specific products and operations.  We must then implement “preventive controls” in cases where we determine that qualified food safety personnel would recommend that we do so.  Determining what constitutes a food safety hazard, or what a qualified food safety expert might recommend to prevent such a hazard, requires evaluating a variety of situational factors.  This analysis is necessarily subjective, and a government regulator may find our analysis or conclusions inadequate.  Similarly, the standard of “good manufacturing practice” to which we are held in our food production operations relies on a hypothesis regarding what individuals and organizations qualified in food manufacturing and food safety would find to be appropriate practices in the context of our operations.  Our business model, and the scale and nature of our operations, have relatively few meaningful comparisons among traditional food companies.  Government regulators may disagree with our analyses and decisions regarding the good manufacturing practices appropriate for our operations.

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

Voluntary statements made by us or by certain third parties, whether on package labels or labeling, on websites, in print, in radio, on social media channels, or on television, can be subject to FDA regulation, Federal Trade Commission, or FTC, regulation, USDA regulation, state and local regulation, or any combination of the foregoing.  These statements may be subject to specific requirements, subjective regulatory evaluation, and legal challenges by plaintiffs.  FDA, FTC, USDA and state‑ and local‑level regulations and guidance can be confusing and subject to conflicting interpretations.  Guidelines, standards and market practice for, and consumers’ understandings of, certain types of voluntary statements, such as those characterizing the nutritional and other attributes of food products, continue to evolve rapidly, and regulators may attempt to impose civil or criminal penalties against us if they disagree with our approach to using voluntary statements.  Furthermore, in recent years the FDA has increased enforcement of its regulations with respect to nutritional, health and other claims related to food products, and plaintiffs have commenced legal actions against a number of companies that market food products positioned as “natural” or “healthy,” asserting false, misleading and deceptive advertising and labeling claims, including claims related to such food being “all natural” or that they lack any genetically modified ingredients.  Should we become subject to similar claims or actions, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded, and the cost of defending against any such claims could be significant.  The occurrence of any of the foregoing risks could materially adversely affect our business, financial condition and operating results.

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

Additionally, existing privacy‑related laws, regulations, self‑regulatory obligations and other legal obligations are evolving and are subject to potentially differing interpretations.  Various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy‑related laws and regulations in new or different manners.  In addition, if we expand our business internationally we may be subject to non‑U.S. privacy, data protection, consumer protection and other laws and regulations, which in some cases are more restrictive than those in the United States.  For example, the European Union traditionally has imposed stricter obligations under such laws than the United States.  Consequently, the expansion of our operations internationally may require changes to the ways we collect and use consumer information.

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

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non‑voting Class C capital stock.  As of October 31, 2018, stockholders who held shares of Class B common stock, including our executive officers, employees and directors and their affiliates, together held approximately 93.7% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliated entities together held  approximately 84.5% of the voting power of our outstanding capital stock; and our executive chairman, Matthew B. Salzberg, held approximately 38.3% of the voting power of our outstanding capital stock.  Because of the ten‑to‑one voting ratio between the Class B common stock and Class A common stock, the holders of Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock.  This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

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

As of October 31, 2018, an aggregate of 23,481,708 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act.  If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of October 31, 2018, the holders of an aggregate of approximately 104 million shares of our common stock have rights, subject to certain conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

BLUE APRON HOLDINGS, INC.

Date: November 14, 2018	/s/ Bradley J. Dickerson
Bradley J. Dickerson
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 14, 2018	/s/ Timothy S. Bensley
Timothy S. Bensley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)