Form 10-K
period 2018-12-31
Blue Apron Holdings, Inc.
filed 2019-02-25
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

Based on the closing price of the Registrant’s Class A Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2018, the aggregate market value of its Class A Common Stock and Class B Common Stock (based on a closing price of $3.35 per share on June 29, 2018 as reported on the New York Stock Exchange) held by non-affiliates was approximately $292.1 million.

As of January 31, 2019 there were 79,955,349 shares of Class A Common Stock, 114,563,057 shares of Class B Common Stock and 0 shares of Class C Capital Stock outstanding.

Documents Incorporated by Reference:

Portions of the proxy statement to be filed pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of this fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10‑K.

BLUE APRON HOLDINGS, INC.

9

PART I
	Item 1.	Business	4
	Item 1A.	Risk Factors	12
	Item 1B.	Unresolved Staff Comments	43
	Item 2.	Properties	43
	Item 3.	Legal Proceedings	43
	Item 4.	Mine Safety Disclosures	44

PART II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45
	Item 6.	Selected Consolidated Financial Data	47
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	73
	Item 8.	Financial Statements and Supplementary Data	74
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	74
	Item 9A.	Controls and Procedures	74
	Item 9B.	Other Information	75

PART III
	Item 10.	Directors, Executive Officers, and Corporate Governance	76
	Item 11.	Executive Compensation	76
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	76
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	76
	Item 14.	Principal Accountant Fees and Services	76

PART IV
	Item 15.	Exhibits and Financial Statement Schedule	77
	Item 16.	Form 10-K Summary	77

EXHIBITS INDEX			78
SIGNATURES			83

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•	our ability to cost-effectively attract new customers and retain existing customers;
•	our ability to expand our product offerings and distribution channels;
•	our ability to maintain and grow the value of our brand and reputation;
•	our ability to resume revenue growth or to manage our revenue or future growth effectively;
•	our expectations regarding, and the stability of, our supply chain, including potential shortages or interruptions in the supply or delivery of ingredients;
•	our ability to maintain food safety and prevent food-borne illness incidents;
•	changes in consumer tastes and preferences or in consumer spending;
•	our ability to effectively compete;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	our vulnerability to adverse weather conditions or natural disasters; and
•	our ability to obtain and maintain intellectual property protection.

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

Our Products

Meals

On our direct-to-consumer platform, we currently offer two meal plans: a 2-Serving Plan that serves two people, and a Family Plan that serves four people. For each plan, customers have the flexibility to choose any combination of the recipes offered each week. This includes any two or three recipes from eight selections on the 2-Serving Plan and any two, three, or four recipes from five selections on the Family Plan. Based on the number of Orders in 2018 per plan type, 81% of our meal Orders were for the 2‑Serving Plan and 19% were for the Family Plan. Our customers can plan their orders to complement their individual tastes and lifestyles.  Some customers prefer to let our recipe recommendation algorithm choose their recipes based on the food preferences they have provided to us, while other customers actively choose, several weeks in advance of delivery, which recipes to receive.  Customers can choose to receive orders each week, or less frequently if that better suits their schedules.  Customers can make their order selections on our website or through our mobile application.

We recognize that many consumers seek to engage with the Blue Apron brand beyond our direct-to-consumer platform and have created products for retail and on-demand distribution channels. As we expand to new distribution channels beyond our direct-to-consumer platform, aligning our brand and culinary offerings with strategic partners is a critical component of our methodical channel expansion strategy.

For all of our products, our culinary team, including chefs who are alumni of some of the best restaurants in the world, such as Michelin-starred Per Se and Blue Hill at Stone Barns, begins the recipe creation process with various seasonal ingredients grown by our farm suppliers. Our chefs apply to these raw ingredients their expertise and insights from our customer feedback and recipe ratings to create our recipe offerings, with an eye towards what is accessible for individuals and families to eat week-in and week-out.

We merchandise our recipes through various campaigns geared toward seasonality, taste preferences, ingredients, or health. Our approach to menu design seeks to balance ingredient supply and cost while appealing to a variety of customer lifestyles and cooking attitudes across a broad range of demographics and taste profiles.

On our direct-to-consumer platform, we offer at least nineteen recipes per week between our 2-Serving and Family Plans, striving for a balanced mix of ingredients, cuisines, familiarity, discovery, and preparation times. The meal solutions we create for retail and on-demand distribution channels vary, and are customized for a diverse set of lifestyle and taste preferences.

The phrase “a great recipe is composed of incredible ingredients” is a core Blue Apron philosophy.  We are committed to sourcing fresh, high‑quality ingredients year round from our supplier network that includes farmers, ranchers, fishermen, and artisans.  Our recipes change every week based on the season and often feature specialty ingredients not readily available elsewhere.  By merchandising these ingredients into carefully crafted recipes, we are able to introduce our customers to ingredients they may have never experienced before. We also partner with artisan suppliers to create ingredients specifically for our recipes, such as custom sauces, unique spice blends, or bespoke ramen noodles from a third‑generation noodle maker.

Our ingredient standards are critically important to us and our customers. We source only ingredients certified by our suppliers as non‑GMO (genetically modified organism) and buy certain ingredients from certified organic producers.  All of our beef, poultry, and pork comes from animals given exclusively vegetarian feed and not treated with added hormones or sub‑therapeutic antibiotics. Similarly, we source high‑quality seafood consistent with the standards established by Monterey Bay Aquarium Seafood Watch, one of the world’s most respected sustainable seafood organizations.

Wine

Blue Apron Wine, our direct-to-consumer wine delivery service, uses an integrated supply chain and direct sourcing relationships to deliver high‑quality wines at compelling values.  We work directly with vineyards and acclaimed winemakers to create custom Blue Apron wines that are specially crafted for our customers and are not available elsewhere.  Our wines pair with our meals and are sized for a dinner for two (in 500ml bottles, rather than traditional 750ml bottles). Customers have the flexibility to customize their box, choosing six bottles from a monthly selection of wines, that best meet their taste preferences. Our wine offerings include red and white wines (and rosés, depending on the season), tasting notes, pairing tips, and the story behind each wine. We are a licensed winery, and currently ship directly to customers in 31 states and Washington, D.C. Our customers can choose to purchase wine alone or to purchase both meals and wine. As with our meals, customers may choose to actively manage their wine orders by adjusting deliveries to fit their schedules, or they may simply sign up and receive a delivery each month.

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

Digital Experience

Customers can find recipes, register their preferences, manage their accounts, and make purchases on our site or on our iOS and Android mobile applications. Our digital customer experience is immersive: we offer how-to cooking videos, stories about our suppliers, and our collection of thousands of recipes that customers can access on their own.

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

Supply‑Demand Coordination

Our supply‑demand coordination activities include demand planning, recipe creation, recipe merchandising, and marketing.  We use near‑term and long‑term demand forecasting based on proprietary data and software to inform decisions along our value chain, from decisions about fulfillment center capacity to predicting our supply needs to ingredient purchasing.  This process continues through recipe creation and merchandising, as we craft recipes around available ingredients, and have the ability to make adjustments up to just a few weeks prior to fulfillment.  We have also tailored our marketing strategies based on these demand forecasts and planning to optimize our marketing return‑on‑investment.

Supplier Partnerships

Our deep supplier relationships, built on a foundation of trust, provide us access to a supply of high‑quality ingredients and enable us to reduce costs and enhance utilization of natural resources.  Current strategies we employ with some of our suppliers to support this approach include working directly with farmers, ranchers, and fishermen to provide fresh, sustainably sourced ingredients to our customers at a compelling value and collaborating with farmers and ranchers on meat and poultry that meets our animal welfare standards. This collaboration enables us to provide premium, humanely raised products to our customers, such as grass-fed beef and pasture-raised poultry.

Operations

Our purchasing, production, fulfillment, and logistics operations are integrated with our demand management and supplier relationships.  Successfully integrating these disparate activities requires us to possess a variety of competencies: a team with deep, ingredient‑specific relationships; a technology‑enabled platform that connects our end‑to‑end operations; and a scalable architecture that adapts to surges in demand as well as variations in available supply. Our enhanced planning and process-driven strategies enable us to make informed purchasing decisions and provide opportunities to better manage food costs and allocate labor in our fulfillment centers.

Informed Purchasing

While we work directly with our suppliers months in advance to plan our supply needs, we place purchase orders closer to the expected fulfillment, after coordinating supply and demand through processes such as recipe merchandizing and analyzing the outputs of our demand planning tools.

Production and Fulfillment

Our fulfillment centers are designed to effectively manage our variable, high‑throughput, perishable inventory as well as flexible production and labor needs.  We have invested extensively in our fulfillment centers, including by launching our Linden, New Jersey center in 2017 and implementing automation equipment in each of our fulfillment centers, and continue to optimize our network with a focus on maximizing efficiencies.

Because we prep and ship perishable products, our fulfillment centers must adhere to stringent food and safety standards, temperature protocols, and regulatory guidelines.  We also station quality managers from our culinary team, many of whom are former professional chefs, in our fulfillment centers to ensure that our ingredients adhere to our quality standards.  Each fulfillment center is certified under the Safe Quality Food (SQF) Food Safety Code for Manufacturing nationwide, a globally recognized, independent food safety standard administered by the Safe Quality Food Institute.

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

Logistics

Our logistics team designs, manages, and optimizes a ground‑based delivery network comprised of several third party partners capable of delivering to geographies covering over 99% of the U.S. population.  We analyze outbound logistics on a zip code by zip code basis to enable cost‑effective and timely delivery of orders, while also adjusting the packaging of our ingredients and other components of our fulfillment operations based on the expected delivery route, weather, or ultimate destination.  All of our packaging materials are chosen with environmental impact in mind.  We select packaging that is recyclable or biodegradable whenever possible.  Our packaging innovation team, with the support of third party sustainability experts, is focused on innovating to improve our packaging design, lower overall costs, and reduce our carbon footprint.

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

We believe in utilizing a strategic mix of marketing channels to efficiently add new customers as well as to engage and create value for our existing customers. This includes a diverse mix of online and offline channels, as well as strategic partnerships that enable us to expand our brand to new segments of customers. We deliberately focus on the marketing channels we believe to be the most efficient and on customer segments that have demonstrated stronger affinity and retention. We believe our customers continue to be some of our best marketers, and we see them share their Blue Apron moments through social media, blogs, and referrals. We also have a customer referral program through which certain existing customers may invite others to receive a complimentary meal delivery.

For all of our products, we use a combination of paid, earned, and owned media to increase the awareness of our brand and attract new customers. Our content enables customers to connect and interact with our brand even when they are not cooking with us.  For example, we leverage both our digital channels and printed content within deliveries to highlight specific ingredients, provide general cooking tips and techniques and foster conversation within our community of home cooks.

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

Source: Customer email survey of Blue Apron account holders, December 2018, with 6,166 respondents.

We also believe our customers roughly mirror the general geographical population distribution of the United States. According to the 2015 Current Population Survey by the U.S. Census Bureau, the top ten states account for 54% of total U.S. households. Similarly, we estimate that these states accounted for 53% of our customers for the fourth quarter of 2018.

Source: Blue Apron Customers for the quarter ended December 31, 2018.

Our Market Opportunity

Our market opportunity is broad, as we believe the quality of our product, the meaningful experiences we create, and the deep, emotional connection we have built with our customers positions us well in the dynamic and high-profile category in which we operate.

The annual U.S. grocery market and annual U.S. restaurant market each account for hundreds of billions of dollars of sales. We expect online sales in these markets to grow significantly in the coming years and think that an opportunity exists to meaningfully increase online grocery and online restaurant penetration, while leveraging the strength of our brand to expand into more diverse channels.

We believe that shifts in consumer preferences, such as a growing interest in home cooking and an increasing number of customers who prioritize experiences over goods, position us well to participate in these dynamic markets in a meaningful way.

Our Competition

The markets in which we compete are rapidly evolving and intensely competitive, and we face an array of competitors from many different industry sectors. Our current and potential competitors include: (1) other food and meal delivery companies; (2) the supermarket industry; (3) a wide array of food retailers, including natural and organic, specialty, conventional, mass, discount, and other food retail formats; (4) conventional supermarkets; (5) other food retailers; (6) online supermarket retailers; (7) casual dining and quick‑service restaurants and other food service businesses in the restaurant industry; (8) online wine retailers, wine specialty stores, and retail liquor stores; and (9) food manufacturers, consumer packaged goods companies, providers of logistics services, and other food and ingredient producers.

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

•

Superior products at compelling values: We believe our integrated recipe creation process and the efficiencies in our value chain enable us to provide fresh, high-quality ingredients at attractive price points.

•

Continuous product innovation: Our continuous product innovation process enables us to attract new customer segments and improve our engagement with existing customers by strengthening our connection with them.

•	Attractive operational costs: We believe our end-to-end value chain and effective execution in our fulfillment centers enable us to deliver an attractive variable cost structure in our operations.
•	Hard‑to‑replicate value chain: We have made substantial investments in supplier relationships, infrastructure, technology, and data to build an interconnected value chain.
•

Proprietary technology and data: Our proprietary technology includes flexible recipe design, labor scheduling and planning, inventory management tools, customer feedback analysis, and inbound supply and customer delivery route optimization.

Our Strategy

A mainstay of our business strategy is to evolve our product offerings to serve more consumer segments and distribution channels, in addition to deepening our relationship with existing customers. Our strategy includes the following:

•

Increase market penetration with our core product: We believe we have an opportunity to grow awareness and to attract new customers to our core product with a deliberate focus on consumer segments exhibiting attributes including demonstrated retention, strong brand affinity, and high engagement potential.

•

Expand our core product to fit more lifestyles: As we continue to expand our operational capabilities, leverage the automation in our fulfillment centers, and enhance our supplier network, we plan to expand our core product in ways that include greater flexibility for customers and strategic brand partnerships that elevate our brand to new customer segments.

•	Broaden our product portfolio: We are focused on opportunities to launch new products that further create an integrated brand experience.
•

Develop new strategic partnerships and distribution channels: We believe we have built a powerful brand that we can leverage to further develop additional strategic partnerships and distribution channels.

•

International expansion: We have built a trusted brand, proprietary technology, processes, and a diverse set of competencies that we believe would enable us over time to pursue attractive opportunities outside of the United States.  We do not currently have a specific time frame for international expansion.

Employees

As of January 31, 2019, we had 2,343 full‑time employees, of which approximately 72% were engaged in fulfillment operations.  None of our employees are represented by a labor union or covered by a collective bargaining agreement.  We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Intellectual Property

Our ability to protect our intellectual property rights, including our proprietary technology and our customer data, will be an important factor in our strategy and the success of our business.  We seek to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection, and other intellectual property protections under applicable law.  We register domain names, trademarks and service marks in the United States and abroad.  We also seek to protect and avoid disclosure of our intellectual property through confidentiality, non‑disclosure and invention assignment agreements with our employees, and through appropriate agreements with our suppliers and others.  We have filed three patent applications related to product packaging.

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

Our wholly‑owned subsidiary BAW, Inc., or BAW, is a licensed California winery, and must comply with federal and California law controlling winery operations.  Various regulations control production, excise tax, labeling, alcohol content and recordkeeping.  In addition, the promotion and marketing of wine, including pricing, is sometimes regulated by federal or state regulations.  For example, wine marketing cannot be targeted to children, and some states restrict excessive discounts on wine. To assist with federal and state regulatory compliance, BAW relies on various internal and external personnel with relevant experience.

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

Our Corporate Information

Our principal executive offices are located at 40 West 23rd Street, New York, New York 10010, and our telephone number at that address is (347) 719-4312. Our website address is www.blueapron.com.

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

We have a limited operating history and a novel business model, which make it difficult to evaluate our future prospects and the risks and challenges we may encounter in seeking to execute on our strategies.  These risks and difficulties include our ability to:

•	forecast our revenues and plan our operating expenses;
•	retain existing customers and attract new customers;
•	manage our personnel and operations;
•	expand our product offerings and distribution channels;
•	achieve and maintain profitability;
•	maintain and grow the value of our brand and reputation;
•	maintain and scale our supply chain while avoiding material disruptions or adverse incidents in our operations;
•	maintain relationships with our existing suppliers and secure relationships with new suppliers to supply quality ingredients for use in our product offerings;
•	scale and adapt our supply chain, production, operations and expenses, including marketing expenses, in response to customer demand and seasonal trends;
•	adapt to evolving trends in the ways consumers purchase, prepare and consume food, as well as in how consumers interact with technology;

•	comply with laws and regulations applicable to our business, including food safety, employment and health and safety regulations; and
•	hire, integrate, and retain talented employees with a broad and varied range of skills and expertise.

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

We have experienced net losses in each year since our inception.  In the years ended December 31, 2018, 2017 and 2016, we incurred net losses of $122.1 million, $210.1 million and $54.9 million, respectively.  We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to attract new customers, invest in our distribution and fulfillment capabilities, expand our product offerings and distribution channels, hire additional employees and enhance our technology and infrastructure.  These efforts may prove more expensive than we anticipate, and we may not succeed in maintaining or increasing our revenue and margins sufficiently to offset these expenses, which may require us to reduce certain expenditures that could be important to maintaining or increasing our revenue and margins.  We incur significant expenses in developing our technology, building out our fulfillment centers, obtaining and storing ingredients and other products, and marketing the products we offer.  In addition, many of our expenses, including the costs associated with our existing fulfillment centers, are fixed.  Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

If we fail to retain our existing customers, cost‑effectively acquire new customers, or increase the number of customers we serve, or if we fail to derive profitable revenue from our customers, our business could be materially adversely affected.

Our success, and our ability to resume revenue growth and operate profitably, depends in part on our ability to retain existing customers, to cost‑effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us. If we are unable to retain our existing customers,  cost‑effectively acquire new customers, or keep customers engaged, or increase the number of customers we serve, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to approximately 557,000 in the three months ended December 31, 2018 from approximately 746,000 in the three months ended December 31, 2017, and our revenue declined to $140.7 million from $187.7 million in those same periods.  Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. Many of our new customers originate from referrals from existing customers, and therefore we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals.

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

We have spent significant amounts on advertising and other marketing activities, such as television, digital and social media, direct mail, radio and podcasts, and email, to acquire new customers, retain and engage existing customers, and promote our brand, and we expect our marketing expenses to continue to comprise a significant portion of our operating expenses. For 2018, 2017, and 2016, our marketing expenses were $117.5 million, $154.5 million, and $144.1 million, respectively, representing approximately 17.6%, 17.5%, and 18.1% of net revenue, respectively. Despite our focus on marketing activities, we may fail to identify cost‑efficient marketing opportunities as we adjust our investments in marketing or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, as a result of which we expect to deliberately and meaningfully reduce our marketing expenses, we may fail to identify channels that accomplish this objective or fail to understand or mitigate negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors who are not reducing their marketing expenses or limiting their marketing channels. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results.

If we fail to resume revenue growth or to effectively manage our revenue or any future growth, our business could be materially adversely affected.

Our net revenue increased from $340.8 million in 2015 to $795.4 million in 2016 to $881.2 million in 2017, but has since declined to $667.6 million in 2018.  As we scaled our business, the number of our full-time employees increased from 2,997 at December 31, 2015 to 5,028 at December 31, 2016, but decreased to 4,163 at December 31, 2017 and 2,356 at December 31, 2018.  If we fail to resume revenue growth or if our revenues further decline, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional management, financial, operational, technological and other resources to meet our needs, which may not be available in a cost‑effective manner or at all.  We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations.  If we do not resume revenue growth or if we do not effectively manage our revenue or any future growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high‑quality product offerings.

In addition, changes to our actual or projected operating results may indicate that the carrying value of our long-lived assets may not be recoverable, which may require us to recognize impairment charges on any of our assets, or require us to reduce investment in the business or engage in additional business restructurings and incur additional restructuring charges. These changes may include any deterioration of operating results, changes in business plans or changes in anticipated cash flows. Any significant shortfall, now or in the future, in revenue resulting from our inability to resume revenue growth or to effectively manage our revenue or any future growth could lead to an indication that the carrying value of our long-lived assets may not be recoverable, which could result in an impairment. Any such charges could materially adversely affect our business, financial condition and operating results.

We are in the process of implementing significant reorganization activities in our business, including the recently announced transfer of production volume between our fulfillment operations and a recent reduction of the size of our organization. These and other reorganization activities could have long-term adverse effects on our business, including additional attrition in personnel and the failure to achieve the anticipated benefits and savings from these activities.

We are in the process of implementing significant reorganization activities in our business to adjust our cost structure, and we may engage in similar reorganization activities in the future. In January 2019, we announced the transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center, which will result in a reduction in the number of our employees at our Arlington fulfillment center and an anticipated increase in the number of new employees at our Linden fulfillment center. In November 2018, we implemented a reduction in the number of our employees by approximately 4%, which included departures of members of our management team, and in October 2017 we implemented a company-wide realignment of personnel that  resulted in a reduction of approximately 6% of our total workforce across our corporate offices and fulfillment centers. These actions resulted and will continue to result in the loss of employees across various functions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, there is a risk of reduced employee morale and, as result, we may face further employee attrition. We may also be unable to efficiently transition the production volume between our fulfillment centers or maintain our production efficiencies during or after the transfer.

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

We may require additional capital to fund our existing operations or any future expansion of our business, and our inability to obtain such capital, or to adequately manage our existing capital resources, could materially adversely affect our business, financial condition and operating results.

To support our existing operations or any future expansion of our business, we must have sufficient capital to continue to make investments and to fund our operations.  We cannot assure you that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our existing operations or any such expansion.  If cash flows from operations are not sufficient or if we fail to adequately manage our existing capital resources, we may need additional equity or debt financing to provide the funds required to expand or operate our business.  If such financing is not available, or we are unable to refinance our revolving credit facility, on satisfactory terms or at all, we may be unable to operate our business or to develop new business at the rate desired, and our operating results may suffer.  Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results.  For example, covenants contained in our revolving credit and guaranty agreement include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments.  Our revolving credit facility also requires us to use a portion of the proceeds of certain equity issuances to repay indebtedness outstanding under the revolving credit facility.  Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, or to adequately manage our existing capital resources, to fund our business and strategies may require us to delay, scale back or eliminate some or all of our operations or any future expansion of our business, which could materially adversely affect our business, financial condition and operating results.

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

As of January 31, 2019, we had $83.6 million in outstanding borrowings and $1.4 million in issued letters of credit under our revolving credit facility. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, particularly when the availability of financing in the capital markets may be limited; requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and thus reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and placing us at a competitive disadvantage to less-leveraged competitors.

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

The restrictions contained in the revolving credit facility could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or could otherwise restrict our business and strategies, which could materially adversely affect our business, financial condition and operating results.

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

The occurrence of food‑borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales.  Furthermore, any instances of food contamination, whether or not caused by our products, could subject us or our suppliers to a food recall pursuant to the Food Safety Modernization Act of the United States Food and Drug Administration, or FDA, and comparable state laws. The risk of food contamination may be also heightened further due to changes in government funding or a government shutdown.  Our meat and poultry suppliers may operate only under inspection by the United States Department of Agriculture, or USDA.  While USDA meat and poultry inspections are considered essential services, a government shutdown or lapse in funding may increase the risk that inspectors perform their duties inadequately, fail to report for work, or leave their positions without prompt replacement, potentially compromising food safety. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing customers and a potential negative impact on our ability to retain existing customers and attract new customers due to negative consumer experiences or as a result of an adverse impact on our brand and reputation.

In addition, food companies have been subject to targeted, large‑scale tampering as well as to opportunistic, individual product tampering, and we could be a target for product tampering.  Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution.  Beginning in July 2019, FDA requirements will require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm.  If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition and operating results.

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

Our operating results may be materially adversely affected by changes in consumer tastes and preferences.  Our success depends in part on our ability to anticipate the tastes, eating habits and lifestyle preferences of consumers and to offer products that appeal to consumer tastes and preferences.  Consumer tastes and preferences may change from time to time and can be affected by a number of different trends and other factors that are beyond our control.  For example, our sales could be materially adversely affected by changes in consumer demand in response to nutritional and dietary trends, dietary concerns regarding items such as calories, sodium, carbohydrates or fat, or concerns regarding food safety.  Our competitors may react more efficiently and effectively to these changes than we can.  We cannot provide any assurances regarding our ability to respond effectively to changes in consumer health perceptions or our ability to adapt our product offerings to trends in eating habits.  If we fail to anticipate, identify or react to these changes and trends, or to introduce new and improved products on a timely basis, or if we cease offering such products or fail to maintain partnerships that react to these changes and trends, we may experience reduced demand for our products, which could materially adversely affect our business, financial condition and operating results.

In addition, the business of selling food products over the Internet is dynamic and continues to evolve.  The market segment for food delivery has grown significantly, and this growth may not continue or may decline, including specifically with respect to the meal solutions sector.  If customers cease to find value in this model or otherwise lose interest in our product offerings or our business model generally, we may not acquire new customers in numbers sufficient to resume growth in our business or retain existing customers at rates consistent with our business model, and our business, financial condition and operating results could be materially adversely affected.

Furthermore, preferences and overall economic conditions that impact consumer confidence and spending, including discretionary spending, could have a material impact on our business.  Economic conditions affecting disposable consumer income such as employment levels, business conditions, slower growth or recession, market volatility and related uncertainty, negative financial news, changes in housing market conditions, the availability of credit, interest rates, tax rates, new or increased tariffs, fuel and energy costs, the effect of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to lower‑priced alternatives, each of which could materially adversely affect our business, financial condition and operating results.

In addition to an adverse impact on demand for our products, uncertainty about, or a decline in, economic conditions could have a significant impact on our suppliers, logistics providers and other business partners, including resulting in financial instability, inability to obtain credit to finance operations and insolvency. Certain of our suppliers, and their manufacturing and assembly activities, are located outside the United States, and as a result our operations and performance depend on both global and regional economic conditions. These and other economic factors could materially adversely affect our business, results of operations, financial condition and growth.

If we fail to successfully improve our customer experience, including by developing new product offerings and enhancing our existing product offerings, our ability to retain existing customers and attract new customers, and our business, financial condition and operating results, may be materially adversely affected.

Our customers have a wide variety of options for purchasing food, including traditional and online grocery stores and restaurants, and consumer tastes and preferences may change from time to time.  Our ability to retain existing customers, attract new customers and increase customer engagement with us will depend in part on our ability to successfully improve our customer experience, including by creating and introducing new product offerings, improving upon and enhancing our existing product offerings and strengthening our customers’ digital interactions with our brand and products, including online and mobile.  As a result, we may introduce significant changes to our existing product offerings, develop and introduce new and unproven product offerings, offer our products through new distribution channels or revise our customers’ digital experiences.  If our new or enhanced product offerings are unsuccessful, including because they fail to generate sufficient revenue or operating profit to justify our investments in them, our business and operating results could be materially adversely affected.  Furthermore, new customer demands, tastes or interests, superior competitive offerings or a deterioration in our product quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model.  In addition, we frequently experiment with and test different product offerings and marketing and pricing strategies, as well as our customers’ digital experiences, including by updating our online and mobile platforms.  If these experiments, tests and updates are unsuccessful, or if the product offerings and strategies we introduce based on the results of such experiments, tests and updates do not perform as expected, our ability to retain existing customers, attract new customers, and increase customer engagement may be adversely affected.

Developing and launching new product offerings or enhancements to our existing product offerings involves significant risks and uncertainties, including risks related to the reception of such product offerings by our existing and potential future customers, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast demand and related supply), inability to adequately support new offerings or enhancements with sufficient marketing investment and negative publicity in the event such new or enhanced product offerings are perceived to be unsuccessful.  We have scaled our business rapidly, and significant new initiatives have in the past resulted in, and in the future may result in, operational challenges affecting our business.  In addition, developing and launching new product offerings and enhancements to our existing product offerings may involve significant upfront capital investments and such investments may not prove to be justified.  Any of the foregoing risks and challenges could materially adversely affect our ability to attract and retain customers as well as our visibility into expected operating results, and could materially adversely affect our business, financial condition and operating results.

If we lose key management or fail to meet our need for qualified employees with specialized skills, our business, financial condition and operating results could be materially adversely affected.

Our success is dependent upon our ability to retain key management. Our executive officers and other management personnel are employees “at will” and could elect to terminate their employment with us at any time.  For example, in November 2017, Matthew B. Salzberg resigned as our president and chief executive officer and transitioned to the role of executive chairman.  In December 2018, Mr. Salzberg ceased to be an employee, but remains chairman of our board of directors. We do not maintain “key person” insurance on the lives of any of our executive officers.

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

We expect competition in food sales generally, and with companies providing food delivery in particular, to continue to increase.  We compete with other food and meal‑delivery companies, the supermarket industry, a wide array of food retailers (including natural and organic, specialty, conventional, mass, discount and other food retail formats), conventional supermarkets, and online supermarket retailers.  We also compete with a wide array of casual dining and quick‑service restaurants and other food service businesses in the restaurants industry, as well as a broad range of online wine retailers, wine specialty stores and retail liquor stores.  In addition, we compete with food manufacturers, consumer packaged goods companies, providers of logistics services, and other food and ingredient producers.  Any international expansion of our business will present additional challenges from competition unique to each new market, compounded by the fact that we currently do not have experience offering our products outside of the United States.

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

Some of our current competitors have, and potential competitors may have, longer operating histories, larger or more efficient fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do. In addition, business combinations and consolidation in and across the industries in which we compete could further increase the competition we face and result in competitors with significantly greater resources and customer bases than us.  Further, some of our other current or potential competitors may be smaller, less regulated, and have a greater ability to reposition their product offerings than companies that, like us, operate at a larger scale.  These factors may allow our competitors to derive greater sales and profits from their existing customer base, acquire customers at lower costs, respond more quickly than we can to changes in consumer demand and tastes, or otherwise compete with us effectively, which may adversely affect our business, financial condition and operating results.  These competitors may engage in more extensive research and development efforts, undertake more far‑reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate additional sales more effectively than we do.

Changes in food costs and availability could materially adversely affect our business.

The success of our business depends in part on our ability to anticipate and react to changes in food and supply costs and availability.  We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, market changes, increased competition, general risk of inflation, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, global demand, food safety concerns, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands, product recalls and government regulations.  In particular, deflation in food prices could reduce the attractiveness of our product offerings relative to competing products and thus impede our ability to maintain or increase overall sales, while food inflation, particularly periods of rapid inflation, could reduce our operating margins as there may be a lag between the time of the price increase and the time at which we are able to increase the price of our product offerings.  We generally do not have long‑term supply contracts or guaranteed purchase commitments with our food suppliers, and we do not hedge our commodity risks.  In limited circumstances, we may enter into strategic purchasing commitment contracts with certain suppliers, but many of these contracts are relatively short in duration and may provide only limited protection from price fluctuations, and the use of these arrangements may limit our ability to benefit from favorable price movements.  As a result, we may not be able to anticipate, react to or mitigate against cost fluctuations which could materially adversely affect our business, financial condition and operating results.

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

If we do not successfully maintain, operate and optimize our fulfillment centers and logistics channels, including by expanding our use of automation, and manage our ongoing real property and operational needs, our business, financial condition and operating results could be materially adversely affected.

If we do not successfully maintain, operate and optimize our fulfillment centers, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business.  We have encountered in the past, and may encounter in the future, difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, requiring us to use temporary workers through third parties at greater cost and with lower levels of performance.  If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, our customers may experience delays in receiving their meal deliveries, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results.  In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short term basis, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results.  For example, unexpected complexities and costs arose with the launch of our Linden, New Jersey fulfillment center in late 2017, which adversely affected our revenue expectations, the rollout of our new product offerings, and our ability to acquire and retain new customers. Similarly, in January 2019 we announced the transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center, and any disruptions to our operations at either or both facilities or other unanticipated challenges arising during or after this transition could adversely affect our fulfillment operations and production efficiency, cause delays in fulfilling customer orders and negatively impact our business and financial condition.

We have designed and built our own fulfillment center infrastructure, including customizing third party inventory and package handling software systems, which is tailored to meet the specific needs of our business.  Furthermore, we are continuing to expand the use of automated production equipment and processes in our fulfillment centers.  To the extent we add capacity, capabilities and automated production equipment and processes to our fulfillment centers, our fulfillment operations will become increasingly complex and challenging.  Any failure to hire, train or retain employees capable of operating our fulfillment centers could materially adversely affect our business, financial condition and operating results.  We also may be unable to procure and implement automated production equipment and processes on a timely basis, and they may not operate as intended or achieve anticipated cost efficiencies.  For example, suppliers could miss their equipment delivery schedules, new production lines and operations could improve less rapidly than expected, or not at all, the equipment or processes could require longer design time than anticipated or redesigning after installation, and new production technology may involve equipment and processes with which we are not fully experienced.  Difficulties we experience in further automating our fulfillment processes could impair our ability to reduce costs and could materially adversely affect our business, financial condition and operating results.  Furthermore, we currently, and may in the future continue to, contract with third parties to conduct certain of our fulfillment processes and operations on our behalf.  Interruptions or failures in these services, or operational impacts arising from transitioning between these third party providers, could delay or prevent the delivery of our products and adversely affect our ability to fulfill our customers’ orders.  In addition, any disruption in the operation of our fulfillment centers, including due to factors such as earthquakes, weather, fires, floods, power losses, telecommunications failures, acts of war or terrorism, human errors and similar events or disruptions, could materially adversely affect our business, financial condition and operating results.

We will need to continue to maintain sufficient fulfillment and storage capacity in order to meet our customer demand. To the extent we grow in the future, we may need to add additional fulfillment and storage capacity in order to meet customer demand.    For example, in 2017 we launched a fulfillment center in Linden, New Jersey, which increased our overall fulfillment capacity. If we do not successfully manage our ongoing real property and operational needs or if we redeploy these facilities for other uses or vacate these facilities, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business, financial condition and operating results.  For example, in January 2019 we announced our intent to transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center and to consolidate our Texas fulfillment operations in our Arlington fulfillment center, in connection with which we expect to incur approximately $1.0 million in restructuring costs. If events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we may be required to recognize impairment charges on any of our assets.  For example, in 2017 we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our fulfillment center in Linden, New Jersey, as well as our decision to no longer pursue the planned build-out of the Fairfield, California facility. As a result of our decision to no longer pursue the build-out of our Fairfield facility, we are continuing to evaluate potential alternatives for this property. If we are unable to timely identify a suitable alternative for this property, we would continue to incur significant financial costs. We also rely on fixed duration leases for our other real properties, including the lease for our headquarters in New York, New York, which expires in October 2019. If we are unable to timely enter into suitable lease agreements or extensions for any of our real properties, we may incur additional unanticipated costs associated with identifying and securing an alternative premises, suffer disruptions to our operations as a result of any necessary transition, face employee attrition or experience other harm to our business. We expect to incur future capital expenditures in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources.”  The timing and amount of our projected capital expenditures is dependent upon a number of factors, and may vary significantly from our estimates. We cannot assure you that any future capital expenditures will be timely or effectively integrated into our existing operations, any adjustments to production volume, including transitions between fulfillment centers, will be completed on an efficient and timely basis without adversely impacting our operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute on our strategic plans or recruit qualified managerial and operational personnel necessary to support our strategic plans.  Any changes to our overall fulfillment capacity or existing fulfillment center operations will put pressure on our managerial, financial, operational, technological and other resources.

If we resume growth, we may be unable to effectively expand our fulfillment operations and increase our fulfillment capacity or to effectively control expansion‑related expenses, or if we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or in a manner our customers expect, or our customers may experience delays in receiving their purchases, any of which could harm our reputation and our relationships with our customers.  Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital.  We expect to continue to incur certain capital expenditures in the future for our fulfillment center operations.  We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur.

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

We maintain arrangements with third parties to store ingredients and other products, to deliver ingredients and other products from our suppliers to our fulfillment centers and to transport ingredients and other products between our fulfillment centers.  Interruptions or failures in these services could delay or prevent the delivery of these ingredients and other products to us and therefore adversely affect our ability to fulfill our customers’ orders.  These interruptions may be due to events that are beyond our control or the control of the third parties with whom we contract.  In addition, we are in the process of refining our internal capabilities with respect to storing ingredients and other products and transporting ingredients and other products both from our suppliers to our storage locations and fulfillment centers and between our storage locations and fulfillment centers.  These efforts may fail to meet our expectations and may not prove to be cost‑effective or as operationally efficient as our current arrangements with third parties, each of which could materially adversely affect our business, financial condition and operating results.

We also maintain arrangements with third party transport carriers to deliver the food products we sell to our customers.  Interruptions, delays or failures in these carrier services could prevent the timely or proper delivery of these products, which may result in significant product inventory losses given the highly perishable nature of our food products.  These interruptions may be due to events that are beyond our control or the control of these carriers, including adverse weather and natural disasters.  If we are not able to maintain acceptable pricing and other terms with these carriers or they experience performance problems or other difficulties, we may not be able to deliver orders in a timely manner and meet customer expectations, and our business and reputation could suffer.

We rely on third party transport carriers for the delivery of our wines to our customers.  State and federal laws regulate the ability of transport carriers to transport wine, and carriers may be required to obtain licenses in order to deliver wine to our customers.  Changes in our access to those carriers, including changes in prices or changes in our relationships with those carriers, changes in the laws allowing third party transport of wine, or regulatory discipline against licenses held by those carriers, could materially adversely affect our wine business.

Delivery of the products we sell to our customers could also be affected or interrupted by the merger, acquisition, insolvency, or government shutdown of the carriers we engage to make deliveries.  If the products we sell are not delivered in proper condition or on a timely basis, our business and reputation could suffer.

Any failure to adequately store, maintain and deliver quality perishable foods could materially adversely affect our business, financial condition and operating results.

Our ability to adequately store, maintain and deliver quality perishable foods is critical to our business.  We store food products, which are highly perishable, in refrigerated fulfillment centers and ship them to our customers inside boxes that are insulated with thermal liners and frozen refrigerants to maintain appropriate temperatures in transit and use refrigerated third party delivery trucks to support temperature control for shipments to certain locations.  Keeping our food products at specific temperatures maintains freshness and enhances food safety.  In the event of extended power outages, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our fulfillment centers or third party delivery trucks, failure to use adequate packaging to maintain appropriate temperatures, or other circumstances both within and beyond our control, our inability to store highly perishable inventory at specific temperatures could result in significant product inventory losses as well as increased risk of food‑borne illnesses and other food safety risks.  Improper handling or storage of food by a customer—without any fault by us—could result in food‑borne illnesses, which could nonetheless result in negative publicity and harm to our brand and reputation.  Further, we contract with third parties to conduct certain fulfillment processes and operations on our behalf or to sell our product in a retail environment.  Any failure by such third party to adequately store, maintain or transport perishable foods could negative impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, financial condition and operating results.

Our past revenue growth masked seasonal fluctuations in our operating results.  As our revenue declines or if it begins to increase at a more moderate rate, or as seasonal patterns become more pronounced, seasonality could have a material impact on our results.

Our business is seasonal in nature, which impacts the levels at which customers engage with our products and brand, and, as a result, the trends of our revenue and our expenses fluctuate from quarter to quarter.  For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement.  In addition, our marketing strategies and expenditures, which may be informed by these seasonal trends, will impact our quarterly results of operations.  These trends may cause our revenue and our cash requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales.  We believe that these seasonal trends have affected and will continue to affect our quarterly results.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our past revenue growth masked the impact of seasonality, but as our revenue declines or if it begins to increase at a more moderate rate, or as seasonal spending by our customers becomes more pronounced, seasonality could have a more significant impact on our operating results from period to period.

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

We currently depend on a limited number of suppliers for some of our key ingredients.  We strive to work with suppliers that engage in certain growing, raising or farming standards that we believe are superior to conventional practices and that can deliver products that are specific to our quality, food safety and production standards.    Currently, there are a limited number of meat and seafood suppliers that are able to simultaneously meet our standards and volume requirements.  As such, these suppliers could be difficult to replace if we were no longer able to rely on them.  We also work with suppliers that produce specialty or unique ingredients for us.  It can take a significant amount of time and resources to identify, develop and maintain relationships with certain suppliers, including suppliers that produce specialty or unique products for us.  In the event of any disruptions to our relationships with our suppliers of specialty products, the ingredients they produce for us would be difficult to replace.  The termination of, or material changes to, arrangements with key suppliers or vendors, disagreements with key suppliers or vendors as to payment or other terms, or the failure of a key supplier or vendor to meet its contractual obligations to us may require us to contract with alternative suppliers or vendors.  For example, the failure of a key supplier to meet its obligations to us or otherwise deliver ingredients at the volumes that meet our quality and production standards could require us to make purchases from alternative suppliers or make changes to our product offerings.  If we have to replace key suppliers or vendors, we may be subject to pricing or other terms less favorable than those we currently enjoy, and it may be difficult to identify and secure relationships with alternative suppliers or vendors that are able to meet our volume requirements, food safety and quality or other standards.  If we cannot replace or engage suppliers or vendors who meet our specifications and standards in a short period of time, we could encounter increased expenses, shortages of ingredients and other items, disruptions or delays in customer shipments or other harm.  In this event, we could experience a significant reduction in sales and incur higher costs for replacement goods and customer refunds during the shortage or thereafter, any of which could materially adversely affect our business, financial condition and operating results.

In our wine business, we rely on the use of third party alternating proprietorship winemaking facilities.  We rely on the host or owner of such facilities to ensure that the facilities are operational and maintained in good condition.  Changes in those facilities or our access to those facilities, including changes in prices or changes in our relationships with the third parties who own and operate those facilities, or regulatory discipline against licenses held by those third parties, or any failure by such third parties to maintain their facilities in good condition, may impair our ability to produce wines at such facilities and could materially adversely affect our wine business.

Higher labor costs due to statutory and regulatory changes could materially adversely affect our business, financial condition and operating results.

Various federal and state labor laws govern our relationships with our employees and affect operating costs.  These laws include employee classifications as exempt or non‑exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, workplace health and safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non‑exempt.  As our employees are paid at rates set at, or above but related to, the applicable minimum wage, further increases in the minimum wage could increase our labor costs.  Significant additional government regulations could materially adversely affect our business, financial condition and operating results.

Unionization activities may disrupt our operations and adversely affect our profitability.

Although none of our employees is currently covered under a collective bargaining agreement, our employees may elect to be represented by labor unions in the future.  For example, in April 2018, a local labor union filed an election petition with the National Labor Relations Board seeking to represent certain employees at our Linden, New Jersey facility; however, such employees subsequently voted to not be represented by the union. If a significant number of our employees were to become unionized and collective bargaining agreement terms were to deviate significantly from our current compensation and benefits structure, our business, financial condition and operating results could be materially adversely affected.  In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and the resolution of labor disputes may increase our costs.

Disruptions in our data and information systems could harm our reputation and our ability to run our business.

We rely extensively on data and information systems for our supply chain, order processing, fulfillment operations, financial reporting, human resources and various other operations, processes and transactions.  Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers and suppliers depends on information technology.  Our data and information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data), catastrophic events, data breaches and usage errors by our employees or third party service providers.  Our data and information technology systems may also fail to perform as we anticipate, and we may encounter difficulties in adapting these systems to changing technologies or expanding them to meet the future needs of our business.  If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, incur liability to our customers and others or face costly litigation, and our reputation with our customers may be harmed.  We also rely on third parties for a majority of our data and information systems, including for third party hosting and payment processing.  If these facilities fail, or if they suffer a security breach or interruption or degradation of service, a significant amount of our data could be lost or compromised and our ability to operate our business and deliver our product offerings could be materially impaired.  In addition, various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause loss of sales, transactional or other data and significant interruptions to our business.  Any material interruption in the data and information technology systems we rely on, including the data or information technology systems of third parties, could materially adversely affect our business, financial condition and operating results.

Our business is subject to data security risks, including security breaches.

We, or our third party vendors on our behalf, collect, process, store and transmit substantial amounts of information, including information about our customers.  We take steps to protect the security and integrity of the information we collect, process, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite such efforts.  Security breaches, computer malware, computer hacking attacks and other compromises of information security measures have become more prevalent in the business world and may occur on our systems or those of our vendors in the future.  Large Internet companies and websites have from time to time disclosed sophisticated and targeted attacks on portions of their websites, and an increasing number have reported such attacks resulting in breaches of their information security.  We and our third party vendors are at risk of suffering from similar attacks and breaches.  Although we take steps to maintain confidential and proprietary information on our information systems, these measures and technology may not adequately prevent security breaches and we rely on our third party vendors to take appropriate measures to protect the security and integrity of the information on those information systems.  Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks.  In addition, a party who is able to illicitly obtain a customer’s identification and password credentials may be able to access the customer’s account and certain account data.

Any actual or suspected security breach or other compromise of our security measures or those of our third party vendors, whether as a result of hacking efforts, denial‑of‑service attacks, viruses, malicious software, break‑ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations.  Our insurance policies may not be adequate to reimburse us for direct losses caused by any such security breach or indirect losses due to resulting customer attrition.

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

Nearly all of our customers’ payments are made by credit card or debit card.  We currently rely exclusively on one third party vendor to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if this vendor becomes unwilling or unable to provide these services to us and we are unable to find a suitable replacement on a timely basis.  We are also subject to payment brand operating rules, payment card industry data security standards and certification requirements, which could change or be reinterpreted to make it more difficult or impossible for us to comply.  If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers, which would make our services less convenient and attractive to our customers and likely result in a substantial reduction in revenue.  We may also incur losses as a result of claims that the customer did not authorize given purchases, fraud, erroneous transmissions and customers who have closed bank accounts or have insufficient funds in their accounts to satisfy payments owed to us.

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

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, droughts and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; crop or animal diseases; crop pests; political crises, such as terrorist attacks, war and other political instability or uncertainty; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our suppliers.  In particular, these types of events could impact our supply chain from or to the impacted region given our dependency on frequent deliveries of ingredients and other products from a variety of local, regional and national suppliers.  In addition, these types of events could adversely affect consumer spending in the impacted regions or our ability to deliver our products to our customers safely, cost-effectively or at all.  To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.

We may be unsuccessful in making, integrating and maintaining acquisitions, joint ventures, partnerships and strategic investments.

We expect to evaluate and consider a wide array of potential strategic transactions and partnerships, including acquisitions and dispositions of businesses, joint ventures, new technologies, services, partnerships, products and other assets and strategic investments.  Any of these transactions could be material to our business, financial condition and operating results.  The process of executing on any strategic partnership, integrating any acquired business or operating any joint venture may create unforeseen operating difficulties and expenditures.  We may face difficulties in incorporating supply or distribution channels, technology and rights into our existing product offerings, and we may experience unanticipated expenses relating to these and other integration processes.  We may also face known and unknown liabilities associated with a company we acquire,  in which we invest or with which we partner.

We may not realize the anticipated benefits of any or all of our acquisitions and dispositions of businesses, joint ventures, partnerships or investments in the time frame expected or at all.  Valuations supporting our acquisitions and strategic investments could change rapidly.  Following any such transaction, we could determine that such valuations have experienced impairments or other‑than‑temporary declines in fair value which could materially adversely affect our business, financial condition and operating results through the write‑off of goodwill and other impairment charges. We may face difficulties anticipating customer demands, tastes or preferences in our strategic partnerships and any products offered in connection with such partnerships, which could negatively impact the anticipated value of the strategic partnership and the relationship with the strategic partner, require us to make substantial changes to and additional investments in the strategic partnership or product offerings, or abandon the partnership or product offerings, which may adversely affect our business and financial condition, our opportunities to engage future partners, and our ability to retain existing customers, attract new customers, and increase customer engagement.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes‑Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes‑Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.  We are required to disclose changes made in our internal controls and procedures on a quarterly basis and to make annual assessments of our internal control over financial reporting pursuant to Section 404.  As an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company.  At such time, our independent registered public accounting firm, and management, may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

The elimination of LIBOR could adversely affect our business, results of operations or financial condition.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced plans to phase out the use of LIBOR by the end of 2021. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition.  We may incur significant expenses to amend our LIBOR-indexed loans and other applicable financial or contractual obligations, including our revolving credit facility, to a new reference rate, which may differ significantly from LIBOR.  Accordingly, the use of an alternative rate could result in increased costs, including increased interest expense on our revolving credit facility, and increased borrowing costs in the future. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.

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

We rely on patent, registered and unregistered trademark, copyright and trade secret protection and other intellectual property protections under applicable law to protect these proprietary rights.  While we have taken steps toward procuring trademark registration for several of our trademarks in key countries around the world and have entered or may enter into contracts to assist with the procurement and protection of our trademarks, we cannot assure you that our common law, applied‑for, or registered trademarks are valid and enforceable, that our trademark registrations and applications or use of our trademarks will not be challenged by known or unknown third parties, or that any pending trademark or patent applications will issue or provide us with any competitive advantage.  Effective intellectual property protection may not be available to us or may be challenged by third parties.  Furthermore, regulations governing domain names may not protect our trademarks and other proprietary rights that may be displayed on or in conjunction with our website and other marketing media.  We may be unable to prevent third parties from acquiring or retaining domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.

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

In some instances we may be responsible or held liable for the activities and compliance of our third party vendors and suppliers, despite limited visibility into their operations.  Although we monitor and carefully select our third party vendors and suppliers, they may fail to adhere to regulatory standards, our safety and quality standards or labor and employment practices, and we may fail to identify deficiencies or violations on a timely basis or at all.  In addition, a statute in California called the Transparency in Supply Chains Act of 2010 requires us to audit our suppliers with respect to certain risks related to slavery and human trafficking and to mitigate any such risks in our operations, and any failure to disclose issues or other non‑compliance could subject us to action by the California Attorney General.

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

Alcoholic beverages are highly regulated at both the federal and state levels.  Regulated areas include production, importation, product labeling, taxes, marketing, pricing, delivery, ownership restrictions, prohibitions on sales to minors, and relationships among alcoholic beverage producers, wholesalers and retailers.  We cannot assure you that we will always be in full compliance with all applicable regulations or laws, that we will be able to comply with any future regulations and laws, that we will not incur material costs or liabilities in connection with compliance with applicable regulatory and legal requirements, or that such regulations and laws will not materially adversely affect our wine business. We rely on various internal and external personnel with relevant experience complying with applicable regulatory and legal requirements, and the loss of personnel with such expertise could adversely affect our wine business.

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

Our wine business relies substantially on state laws that authorize the shipping of wine by out‑of‑state producers directly to in‑state consumers.  Those laws are relatively new in many states, and it is common for the laws to be modified or regulators to change prior interpretations of governing licensing requirements.  Adverse changes to laws or their interpretation allowing a producer to ship wine to consumers across state lines could materially adversely affect our wine business.

Other Risks Related to Government Regulation

Government regulation of the Internet, e‑commerce and other aspects of our business is evolving, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws.

We are subject to a number of regulations and laws that apply generally to businesses, as well as regulations and laws specifically governing the Internet and e‑commerce and the marketing, sale and delivery of goods and services over the Internet.  Existing and future regulations and laws may impede the growth and availability of the Internet and online services and may limit our ability to operate our business.  These laws and regulations, which continue to evolve, cover taxation, tariffs, privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of product offerings that are offered online.  We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, consumer protection, libel and personal privacy apply or will be enforced with respect to the Internet and e‑commerce, as many of these laws were adopted prior to the advent of the Internet and e‑commerce and do not contemplate or address the unique issues they raise.  Moreover, as e‑commerce continues to evolve, increasing regulation and enforcement efforts by federal and state agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e‑commerce practices become more likely.  In addition, the adoption of any laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market, sell, and deliver our products could decrease our ability to offer, or customer demand for, our offerings, resulting in lower revenue, and existing or future laws or regulations could impair our ability to expand our product offerings, which could also result in lower revenue and make us more vulnerable to increased competition.  Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices, raise compliance costs or other costs of doing business and materially adversely affect our business, financial condition and operating results.

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

Additionally, existing privacy‑related laws, regulations, self‑regulatory obligations and other legal obligations are evolving and are subject to potentially differing interpretations.  Various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy‑related laws and regulations in new or different manners.  For example, the State of California enacted legislation in June 2018, the California Consumer Privacy Act of 2018 (the “CCPA”), which will come into effect on January 1, 2020, and will, among other things, require companies that process information on California residents to provide new disclosures to California consumers, allow such consumers to opt out of data sharing with third parties and provide a new cause of action for data breaches. California legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to the CCPA or how it will be applied or interpreted. In addition, if we expand our business internationally we may be subject to non‑U.S. privacy, data protection, consumer protection and other laws and regulations, which in some cases are more restrictive than those in the United States.  For example, the European Union traditionally has imposed stricter obligations under such laws than the United States.  Consequently, the expansion of our operations internationally may require changes to the ways we collect and use consumer information.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes.  As of December 31, 2018 and 2017, we had U.S. federal net operating loss carryforwards of $319.0 million and $195.2 million, respectively, and state net operating loss carryforwards of $143.7 million and $96.4 million, respectively, that are available to offset future tax liabilities. Our federal net operating loss carryforwards generated prior to 2018 and our state net operating loss carryforwards will expire at various dates beginning in 2033, if not utilized.  Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.  In addition, under the Tax Cuts and Jobs Act, or the U.S. Tax Act, the use of federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017 is limited to 80% of our taxable income in any future taxable year, although such losses may be carried forward indefinitely.  Furthermore, Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, limits the ability of a company that undergoes an “ownership change” (generally defined as a greater than 50 percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) to utilize our net operating loss carryforwards and tax credit carryforwards and certain built-in losses recognized in years after the ownership change.  Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.  In addition, Section 383 of the Code generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards.  If we were to undergo an “ownership change,” it could materially limit our ability to utilize our net operating loss carryforwards and other deferred tax assets.

Risks Related to Our Class A Common Stock

The market price of our Class A common stock has been and may continue to be volatile, which could result in substantial losses for investors purchasing our shares.

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations.  For example, since our initial public offering in June 2017, the market price of our Class A common stock has ranged from a high of $11.00 to a low of $0.65. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our service offerings and our ability to maintain and increase our customer base;
•	the timing and success of new service introductions by us or our competitors or any other change in the competitive landscape of our market;
•	the mix of products sold;
•	order rates by our customers;
•	pricing pressure as a result of competition or otherwise;
•	delays or disruptions in our supply chain;
•	our ability to reduce costs;
•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs;
•	seasonal or other variations in buying patterns by our customers;
•	changes in and timing of sales and marketing and other operating expenses that we may incur;
•	levels of customer credits and refunds;

•	adverse litigation judgments, settlements or other litigation‑related costs;
•	food safety concerns, regulatory proceedings or other adverse publicity about us or our products;
•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write‑downs;
•	changes in consumer tastes and preferences; and
•	general economic conditions.

Any one of the factors above or the cumulative effect of some or all of the factors above may result in significant fluctuations in our operating results.

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

You should not rely on an investment in our Class A common stock to provide dividend income.  We do not anticipate that we will pay any cash dividends to holders of our Class A common stock in the foreseeable future.  Instead, we plan to retain any earnings to maintain and support our existing operations.  Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.  As a result, investors seeking cash dividends should not purchase our Class A common stock.

Our tri‑class capital structure has the effect of concentrating voting control with our chairman, Matthew B. Salzberg, and the other holders of Class B common stock.  This structure will limit or preclude your ability to influence corporate matters, including a change of control, and might affect the market price of our Class A common stock.

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non‑voting Class C capital stock.  As of January 31, 2019, stockholders who held shares of Class B common stock, including our executive officers, employees and directors and their affiliates, together held approximately 93.5% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliated entities together held approximately 84.9% of the voting power of our outstanding capital stock; and our chairman, Matthew B. Salzberg, together with his affiliates, held approximately 38.7% of the voting power of our outstanding capital stock.  Because of the ten‑to‑one voting ratio between the Class B common stock and Class A common stock, the holders of Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock.  This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

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

As of January 31, 2019, an aggregate of 37,733,146 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act.  If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of January 31, 2019, the holders of an aggregate of approximately 104 million shares of our common stock have rights, subject to certain conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

The exclusion of our Class A common stock from major stock indexes could adversely affect the trading market and price of our Class A common stock.

Several major stock index providers exclude from their indexes the securities of companies with unequal voting rights, such as ours.  Exclusion from stock indexes could make it more difficult, or impossible, for some fund managers to buy the excluded securities, particularly in the case of index tracking mutual funds and exchange traded funds.  The exclusion of our Class A common stock from major stock indexes could adversely affect the trading market and price of our Class A common stock.

We must remain in compliance with the New York Stock Exchange’s requirements for the continued listing of our Class A common stock on the exchange.

Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”). If we fail to comply with the NYSE’s listing requirement that the average closing price of our Class A common stock over a consecutive 30-day trading period be not less than $1.00, this will result in our Class A common stock being delisted from the NYSE if we are not able to resume compliance with the NYSE’s listing requirements within the applicable cure period. Our failure to remain in compliance with the NYSE’s listing requirements, and any subsequent failure to resume compliance with the

NYSE’s listing requirements within the applicable cure period, could result in delisting from the NYSE and negatively impact our company and holders of our Class A common stock, including by reducing the willingness of investors to hold our Class A common stock because of the resulting decreased price, liquidity and trading of our Class A common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our Class A common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares of Class A common stock in the future. Delisting may adversely impact the perception of our financial condition, and cause reputational harm with investors, our employees and parties conducting business with us. The perceived decrease in value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

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

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the General Corporation Law or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery or (4) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.  Alternatively, if a court were to find this choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Clause”). We are subject to a shareholder derivative action filed in the Delaware Court of Chancery in which the plaintiff seeks a declaratory judgment challenging the validity of the Federal Forum Clause.  On December 19, 2018, the Court entered summary judgment in favor of the plaintiff. We currently intend to appeal the Court’s ruling at the appropriate time. We are unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on our consolidated financial position or results of operations. In addition, as a result of this decision, holders of our Class A common stock and Class B common stock and Class C capital stock would, if applicable requirements are met, be permitted to file complaints asserting a cause of action arising under the Securities Act against us in either state or federal court. We may incur additional costs associated with resolving such action in other jurisdictions, which could also materially adversely affect our business, financial condition and operating results.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies.  Our management team may not successfully or efficiently manage being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors.  These new obligations and constituents will require significant attention from our management team and could divert their attention away from the day‑to‑day management of our business, which could materially adversely affect our business, financial condition and operating results.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations.  Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time‑consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company.  Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting.  In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required.  As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.  Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.               PROPERTIES.

Our principal executive office is located in New York, New York, where we lease approximately 68,000 square feet of space pursuant to a lease that expires in October 2019.  Our customer service operations and certain back‑office functions are based in Austin, Texas, where we lease approximately 65,000 square feet of space pursuant to a lease expiring in 2022, with an option to extend the term for one five‑year period.

Our current fulfillment centers occupy leased facilities in Richmond, California, Linden, New Jersey, and Arlington, Texas.  Our fulfillment center in Richmond, California occupies approximately 165,000 square feet of space pursuant to a lease expiring in 2022; our fulfillment center in Linden, New Jersey occupies approximately 495,000 square feet of space pursuant to a lease expiring in 2026 with an option to extend the term for two consecutive five‑year periods, and our fulfillment center in Arlington, Texas occupies approximately 104,000 square feet of space pursuant to a lease expiring in 2024.  We believe that our current fulfillment center facilities are adequate to meet our immediate needs.

We also lease approximately 431,000 square feet of warehouse space in Fairfield, California pursuant to a lease expiring in 2028, with an option to extend the term for two consecutive five‑year periods. We do not intend to occupy this facility and, as a result, we are continuing to evaluate potential alternatives for the property.

For additional information on our lease obligations, see Note 9 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 3.               LEGAL PROCEEDINGS.

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s June 2017 initial public offering, or the IPO.  The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop.  Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018.  Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018. The motion to dismiss remains pending before the Court.  The Company is also subject to two putative class action lawsuits filed in New York Supreme Court alleging federal securities law violations in connection with the IPO, which are substantially similar to the above-referenced federal court action.  The parties have entered into stipulations staying the state court actions pending resolution of the motion to dismiss filed in the federal court action.  The Company is unable to provide any assurances as to the ultimate outcome of any of these lawsuits or that an adverse resolution of any of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a shareholder derivative action filed in the Delaware Court of Chancery.  The plaintiff seeks a declaratory judgment challenging the validity of a provision of the Company’s restated certificate of incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court.  On

December 19, 2018, the Court entered summary judgment in favor of the plaintiff. The Company currently intends to appeal the Court’s ruling at the appropriate time.  The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act (“PAGA”) on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law.  The parties are presently engaged in discovery in the PAGA case and were discussing mediation when plaintiffs’ counsel filed a separate class action lawsuit, also in California Superior Court, alleging largely the same claims, but covering a longer period.  The Company has removed this subsequent case to federal court and believes that it is likely that the two cases will be consolidated. The Company is currently unable to provide any assurances as to the ultimate outcome of these lawsuits or that adverse resolution of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On July 20, 2018, one of the Company’s suppliers, West Liberty Foods, L.L.C., (i) made an arbitration demand against the Company with JAMS, and (ii) together with certain related entities, filed a lawsuit against the Company in Iowa state court.  The arbitration demand alleges breach of contract, fraud, and other common law claims in connection with, among other things, a dispute under the supply agreement between the parties related to the purchase of certain beef and poultry inventory of the supplier.  The lawsuit, which has been removed to the U.S. District Court for the Southern District of Iowa, alleges breach of oral contract and other common law claims in connection with a purported agreement between the Company and the supplier relating to the supplier’s acquisition of another company.  On December 28, 2018, the Court denied the Company’s motion to dismiss the plaintiffs’ amended complaint. The parties are presently engaged in discovery in both the lawsuit and arbitration.  The Company is currently unable to provide any assurances as to the ultimate outcome of this matter or that an adverse resolution of this matter would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Holders of Our Common Stock

As of January 31, 2019, there were approximately 34 holders of record of shares of our Class A common stock and approximately 90 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We have never declared or paid cash dividends on our capital stock. We anticipate that we will retain all of our future earnings to finance the operation of our business and do not anticipate declaring or paying any cash dividends on our capital stock in the foreseeable future. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our board of directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions, and other factors our board of directors may deem relevant. In addition, our revolving credit facility contains covenants that could restrict our ability to pay cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2019 Annual Meeting of Stockholders and is incorporated by reference herein.

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

The graph set forth below compares cumulative total return on the Class A common stock with the cumulative total return of the S&P 500, the NYSE Composite Index, and the Russell 2000 Index resulting from an initial investment of $100 in each and, assuming the reinvestment of any dividends, based on closing prices. Measurement points are from our initial public offering to the last trading day of each quarter for the period from June 29, 2017 (the date our Class A common stock began trading on the NYSE) through December 31, 2018.

Note: Stock price performance shown in the Stock Price Performance Graph for the Class A common stock is historical and not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities

None.

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

There has been no material change in the use of IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 29, 2017.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6.               SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth our selected consolidated financial data.  The consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements and related notes that are not included in this Annual Report on Form 10-K.  The following tables also show certain unaudited operational and non-GAAP financial measures as well as a reconciliation between certain GAAP and non-GAAP measures.  Our historical results are not necessarily indicative of the results to be expected in any future period.  You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except share and per-share numbers)
Consolidated Statements of Operations Data:
Net revenue	$667,600	$881,191	$795,416	$340,803	$77,806
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	433,496	627,964	532,682	263,271	72,223
Marketing	117,455	154,529	144,141	51,362	13,960
Product, technology, general, and administrative	194,340	247,907	165,179	70,151	21,811
Depreciation and amortization	34,517	26,838	8,217	2,917	611
Other operating expense	2,170	12,713	—	—	—
Total operating expenses	781,978	1,069,951	850,219	387,701	108,605
Income (loss) from operations	(114,378)	(188,760)	(54,803)	(46,898)	(30,799)
Interest income (expense), net	(7,683)	(6,384)	25	(6)	(4)
Other income (expense), net	—	(14,984)	—	—	—
Income (loss) before income taxes	(122,061)	(210,128)	(54,778)	(46,904)	(30,803)
Benefit (provision) for income taxes	(88)	(15)	(108)	(61)	—
Net income (loss)	$(122,149)	$(210,143)	$(54,886)	$(46,965)	$(30,803)

Net income (loss) per share attributable to Class A common, Class B common, and Class C capital stockholders:
Basic	$(0.63)	$(1.64)	$(0.84)	$(0.92)	$(0.88)
Diluted	$(0.63)	$(1.64)	$(0.84)	$(0.92)	$(0.88)
Weighted-average shares used to compute net income (loss) per share attributable to Class A common, Class B common, and Class C capital stockholders:
Basic	192,678,914	128,057,330	65,425,609	51,137,406	34,841,852
Diluted	192,678,914	128,057,330	65,425,609	51,137,406	34,841,852

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$(61,371)	$(137,939)	$(43,621)	$(42,876)	$(26,523)
Net cash from (used in) operating activities	$(76,900)	$(152,442)	$(23,545)	$(26,396)	$(16,859)

	Year Ended December 31,
	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$95,615	$228,514	$81,468	$126,860
Working capital (2)	(21,152)	(36,474)	(58,108)	(27,581)
Total assets	354,899	517,709	273,407	164,973
Total liabilities	235,597	293,859	211,938	52,038
Long-term obligations (3)	83,783	125,315	45,434	468
Convertible preferred stock	—	—	194,869	194,869
Total stockholders’ equity (deficit)	119,302	223,850	(133,400)	(81,934)

(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures” for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to its most directly comparable GAAP equivalent.

(2)We define working capital as current assets (excluding cash and cash equivalents) less current liabilities.

(3)Long-term obligations includes outstanding borrowings under the revolving credit facility and capital leases.

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

Our core product is the meal experience we help our customers create.  These experiences extend from discovering new recipes, ingredients, and cooking techniques to preparing meals with families and loved ones to sharing photos and stories of culinary triumphs. Central to these experiences are the original recipes we design and send along with fresh, seasonal ingredients directly to our customers.  We do this by employing technology and expertise across many disciplines – demand planning, recipe creation, recipe merchandising, and marketing – to drive our end-to-end value chain. We offer our customers two flexible plans—our 2‑Serving Plan and our Family Plan. We also sell wine, which can be paired with our meals, through Blue Apron Wine, our direct‑to‑consumer wine delivery service. Through Blue Apron Market, our e‑commerce marketplace, we sell a curated selection of cooking tools, utensils, and pantry items, which are tested and recommended by our culinary team.

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

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net revenue	$667,600	$881,191	$795,416
Adjusted EBITDA	$(61,371)	$(137,939)	$(43,621)
Net cash from (used in) operating activities	$(76,900)	$(152,442)	$(23,545)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2018
Orders (in thousands)	3,474	3,122	2,647	2,418
Customers (in thousands)	786	717	646	557
Average Order Value	$56.58	$57.34	$56.79	$58.12
Orders per Customer	4.4	4.4	4.1	4.3
Average Revenue per Customer	$250	$250	$233	$252

2017
Orders (in thousands)	4,273	4,033	3,605	3,196
Customers (in thousands)	1,036	943	856	746
Average Order Value	$57.23	$58.81	$58.16	$57.99
Orders per Customer	4.1	4.3	4.2	4.3
Average Revenue per Customer	$236	$251	$245	$248

2016
Orders (in thousands)	2,903	3,399	3,597	3,674
Customers (in thousands)	649	766	907	879
Average Order Value	$59.28	$59.40	$57.12	$58.78
Orders per Customer	4.5	4.4	4.0	4.2
Average Revenue per Customer	$265	$264	$227	$246

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

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine or market products sold on our e‑commerce platforms in a given reporting period.  For example, the number of Customers in the quarter ended December 31, 2018 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the quarter ended December 31, 2018.  We view the number of Customers as a key indicator of our scale and financial performance.  Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, Orders per Customer and Average Revenue per Customer.

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

Marketing Efficiency and Customer Lifecycle Management

Our performance and future success will depend in part on our ability to cost‑effectively launch marketing campaigns that attract, retain, and engage customers, and successfully promote awareness of our brand.  We use various offline paid advertising channels (such as television, direct mail, radio, and podcasts), online paid advertising channels (such as digital and social media and email) and strategic brand partnerships.  We typically complement our paid advertising channels by offering promotional discounts to new customers for use on their first Order, a practice we began emphasizing in 2016.  We also attract new customers by word of mouth, including through our customer referral program, through which certain existing customers may invite others to receive a complimentary meal delivery.  We intend to continue investing in marketing and offering promotional discounts to drive customer acquisition with a deliberate focus on the marketing channels we believe to be the most efficient and customer segments that demonstrate stronger affinity and retention. By prioritizing customer segments that demonstrate stronger affinity and retention, we believe we will strengthen our customer base and improve our ability to achieve profitable revenue.  We also intend to continue using marketing to drive customer retention, customer engagement and brand awareness.

In addition to marketing, we continue to invest in our products, brand and overall customer experience, each of which further drives customer acquisition, customer retention and customer engagement and encourages repeat purchases.  We also engage with our customers through social media, our website, blog, in‑box content and mobile application, including through how‑to videos and visual imagery, to deepen our customers’ connection with our brand. Our flexible platform allows customers to interact with us by either actively managing or passively receiving orders, and we believe this flexibility drives higher customer engagement, loyalty and retention over the long term.  Our ability to efficiently acquire new customers, retain existing customers and drive customer engagement through marketing investment and other business initiatives significantly impacts our revenue and results of operations.

Product Offerings

Our ability to enhance our existing products and introduce new products impacts our revenue and results of operations.  We make ongoing changes to our products intended to enhance the customer experience.  To accommodate various customer lifestyles, we offer both a 2‑Serving Plan and a Family Plan for our meals, each with flexibility in recipe selection.  In 2018, we launched products for additional distribution channels as we recognize that many customers seek to engage with the Blue Apron brand beyond our direct-to-consumer platform. These offerings include meal solutions that can be conveniently accessed in a retail environment or through on-demand delivery. We are also focused on brand extensions that are complementary to our meal experience, such as Blue Apron Wine and Blue Apron Market.  We believe that by introducing new products and new distribution channels and by increasing the choices available, we will better attract and retain customers.  Our customers’ choices from among our product offerings will impact our revenue and results of operations, and as we introduce additional products and additional distribution channels and increase flexibility in our existing products, our customers’ behavior and engagement with us may change.

Operational Execution

Our ability to effectively coordinate supply and demand and execute across our end‑to‑end value chain impacts our customer experience and our operating results.  We begin by working with our suppliers, often months in advance of creating our menus.  We then continue to forecast demand as well as monitor and evaluate our expected supply of ingredients, retaining flexibility to finalize recipes in the weeks leading up to fulfillment.  We operate three technology‑enabled, refrigerated fulfillment centers that collectively employ approximately 1,684 employees as of January 31, 2019.  Each fulfillment center includes an operation that portions ingredients into exact quantities for each week’s recipes using a combination of automated methods, manual labor, and warehousing, packaging and shipping operations.  We utilize a company‑managed, third party delivery network that optimizes outbound logistics, including packing materials and the choice of carrier, on a zip code by zip code basis to ensure cost‑effective, timely and safe delivery of our orders.

Capital Investment to Support our Strategic Initiatives

Our strategic investments in our fulfillment center operations will continue to significantly impact our ability to successfully execute on our strategy, introduce new products, increase variety to customers, and create efficiencies in our cost structure.  We made significant investments to scale our operations and support the expansion of our business, including the build-out of our fulfillment center in Linden, New Jersey which we completed in 2017, which have contributed to meaningful efficiencies in our fulfillment operations.  In the future, we plan to further invest in capital expenditures primarily related to automation equipment in our fulfillment centers in order to further optimize and drive efficiency in our operations.

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

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our 2‑Serving and Family Plans.  We also generate net revenue through sales of Blue Apron Wine, which we began offering in September 2015, and through sales on Blue Apron Market, which we launched in November 2014. For each of the years ending December 31, 2018, 2017 and 2016, we derived substantially all of our net revenue from sales of our meals through our direct-to-consumer platform.  We deduct promotional discounts and customer credits and refunds expected to be issued to determine net revenue.  Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion.  Credits only remain available for customers who maintain a valid account with us.  Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter.  For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. For example, our planned deliberate reduction in marketing expenses to focus on the marketing channels we believe to be the most efficient and target potential customers that we believe will exhibit higher affinity and retention is expected to negatively impact our net revenue in 2019. We also anticipate that our net revenue will be impacted by the timing and success of our ongoing product and channel expansion.

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

Cost of Goods Sold, excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization, consists of product and fulfillment costs.  Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for our meals, inbound shipping costs, and cost of products sold through Blue Apron Wine and Blue Apron Market.  Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to our customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies. Over time, we expect such expenses to decrease as a percentage of net revenue as we continue to focus on operational improvements and optimizing our fulfillment center operations.

Marketing

Our marketing expenses consist primarily of costs incurred to acquire new customers, retain existing customers and build our brand awareness through various offline and online paid advertising channels, including television, digital and social media, direct mail, radio and podcasts, email, brand activations, and strategic brand partnerships.

Also included in marketing expenses are the costs of orders through our customer referral program, in which certain existing customers may invite others to receive a complimentary meal delivery, as well as costs paid to third parties to market our products.  The cost of the customer referral program is based on our costs incurred for fulfilling a complimentary meal delivery, including product and fulfillment costs.  We expect marketing expenses to decrease, both in absolute dollars and as a percentage of net revenue in 2019 compared to 2018, as we transition to our more deliberate customer acquisition strategy focused on the marketing channels we believe to be the most efficient. We anticipate that our marketing strategies, which may be informed by our strategic priorities, the seasonal trends in our business, the competitive landscape of our market, and the timing and success of our ongoing product and distribution channel expansions, will fluctuate from quarter‑to‑quarter and have a significant impact on our quarterly results of operations.

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities costs such as occupancy and rent costs for our corporate offices and fulfillment centers; and payment processing fees, professional fees, and other general corporate and administrative costs. We expect these expenses to decrease in absolute dollars in 2019 compared to 2018, as we realize the savings from the workforce reduction implemented in November 2018 and continue to focus on expense management.

Depreciation and Amortization

Depreciation and amortization consists of depreciation expense for our property and equipment and amortization expense for capitalized software development costs.

Other Operating Expense

Other operating expense consists primarily of restructuring costs relating to the workforce reductions in November 2018 and October 2017 and impairment losses in 2017 relating to long-lived assets in our fulfillment centers.

Interest Income (Expense), Net

Interest income and expense consists primarily of interest expense associated with our revolving credit facility, capital lease financings, and build-to-suit lease financings offset by interest income on cash and cash equivalents balances.

Other Income (and Expense)

Other income and expense consists of the mark-to-market loss on the debt derivative related to our convertible notes, as well as the loss upon the automatic conversion and settlement of the convertible notes in July 2017.

Benefit (Provision) for Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Acts (the “U.S. Tax Act”) was enacted into law. The U.S. Tax Act contains several key provisions including the reduction of the corporate income tax rate to 21% as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets, and reductions in the amount of executive pay that could qualify as a tax deduction. We reasonably estimated the effects of the U.S. Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. In 2018, we completed our determination of the accounting implications of the U.S. Tax Act and recorded no adjustments to the provisional amounts.

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one‑time items, and the impact of valuation allowances.  For each of the years ending December 31, 2018, 2017 and 2016, our benefit (provision) for income taxes was $(0.1) million, $(0.0) million, and $(0.1) million, respectively, resulting in an effective tax rate of (0.07)%, (0.01)% and (0.20)%, respectively.  We continue to maintain a valuation allowance for federal and certain state tax jurisdictions.  Our tax provision results from state taxes in certain jurisdictions in which we do not have net operating losses.

As of December 31, 2018, we had U.S. federal net operating loss carryforwards of $319.0 million and state net operating loss carryforwards of $143.7 million.  The federal net operating loss carryforwards generated through the year ended December 31, 2017 may be subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized. The use of the federal net operating loss carryforward generated during the year ended December 31, 2018 is limited to 80% of our taxable income in any future taxable year, although such losses may be carried forward indefinitely.  The state net operating loss carryforwards may be subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized.

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net revenue	$667,600	$881,191	$795,416
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	433,496	627,964	532,682
Marketing	117,455	154,529	144,141
Product, technology, general, and administrative	194,340	247,907	165,179
Depreciation and amortization	34,517	26,838	8,217
Other operating expense	2,170	12,713	—
Total operating expenses	781,978	1,069,951	850,219
Income (loss) from operations	(114,378)	(188,760)	(54,803)
Interest income (expense), net	(7,683)	(6,384)	25
Other income (expense), net	—	(14,984)	—
Income (loss) before income taxes	(122,061)	(210,128)	(54,778)
Benefit (provision) for income taxes	(88)	(15)	(108)
Net income (loss)	$(122,149)	$(210,143)	$(54,886)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated.

	Year Ended December 31,
	2018	2017	2016
	(as a percentage of net revenue)
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	64.9%	71.3%	67.0%
Marketing	17.6%	17.5%	18.1%
Product, technology, general, and administrative	29.1%	28.1%	20.8%
Depreciation and amortization	5.2%	3.0%	1.0%
Other operating expense	0.3%	1.4%	—%
Total operating expenses	117.1%	121.4%	106.9%
Income (loss) from operations	(17.1)%	(21.4)%	(6.9)%
Interest income (expense), net	(1.2)%	(0.7)%	0.0%
Other income (expense), net	—%	(1.7)%	—%
Income (loss) before income taxes	(18.3)%	(23.8)%	(6.9)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(18.3)%	(23.8)%	(6.9)%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Revenue

	Year Ended
	December 31,
	2018	2017	% Change
	(In thousands)
Net revenue	$667,600	$881,191	(24)%

Net revenue decreased by $213.6 million, or 24%, to $667.6 million for 2018 from $881.2 million for 2017. The decrease in net revenue was primarily due to a decrease in Customers during the year ended December 31, 2018 as we remained deliberate in our marketing investments while we implement our multi-product, multi-channel strategy. Net revenue was also impacted, in part, by our decision in the second half of 2017 to deliberately prioritize operational stability and effectiveness.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Year Ended
	December 31,
	2018	2017	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$433,496	$627,964	(31)%
% of net revenue	64.9%	71.3%

Cost of goods sold, excluding depreciation and amortization, decreased by $194.5 million, or 31%, to $433.5 million for 2018 from $628.0 million for 2017.  This decrease was primarily driven by a decrease in Orders and improvements in operational efficiencies.  As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 64.9% for 2018 from 71.3% in 2017.  The decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue was primarily due to:

•	a decrease of 360 basis points in food and product packaging costs driven by enhanced planning and procurement strategies as well as improved pricing with suppliers;
•	a decrease of 200 basis points in labor largely due to process improvements in our fulfillment center operations; and
•

a decrease of 80 basis points in shipping and fulfillment packaging costs largely due to process improvements in our fulfillment center operations, including enhancements in fulfillment packaging and expense management.

Marketing

	Year Ended
	December 31,
	2018	2017	% Change
	(In thousands)
Marketing	$117,455	$154,529	(24)%
% of net revenue	17.6%	17.5%

Marketing expenses decreased by $37.1 million, or 24%, to $117.5 million for 2018 from $154.5 million for 2017.  The decrease was primarily driven by decreased investment in various offline paid advertising channels and our customer referral program, partially offset by an increase in online paid advertising channels.  As a percentage of net revenue, marketing expenses increased to 17.6% for 2018 from 17.5% for 2017. This slight increase as a percentage of net revenue included an increase of 50 basis points in online paid advertising channels as we focused on our most efficient channels, partially offset by a decrease of 30 basis points in our offline paid advertising channels and a decrease of 10 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders.

Product, Technology, General and Administrative

	Year Ended
	December 31,
	2018	2017	% Change
	(In thousands)
Product, technology, general and administrative	$194,340	$247,907	(22)%
% of net revenue	29.1%	28.1%

Product, technology, general and administrative expenses decreased by $53.6 million, or 22%, to $194.3 million for 2018 from $247.9 million for 2017.  This decrease was primarily due to increased focus on expense management, including:

•	a decrease of $23.0 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent;
•	a decrease of $20.6 million in personnel costs primarily driven by lower headcount in corporate and other managerial positions as a result of the company-wide realignment in October 2017; and
•	a decrease of $9.7 million in corporate overhead and administrative costs, which includes a decrease of $4.4 million in payment processing fees driven by lower net revenue.

As a percentage of net revenue, product, technology, general and administrative expenses increased to 29.1% for 2017 from 28.1% for 2017 primarily driven by investments to support our business and execute on key business initiatives, such as our ongoing product and distribution channel expansion.

In November 2018, we implemented a workforce reduction to support our strategic priorities, which resulted in a reduction of approximately 4% of our total workforce. As a result, we incurred approximately $1.6 million in employee-related expenses, primarily consisting of severance payments, substantially all of which will result in cash expenditures. We expect annual savings beginning in 2019 of approximately $16.0 million, including $15.0 million to product, technology, general and administrative expenses and $1.0 million to cost of goods sold, excluding depreciation and amortization.

Depreciation and Amortization

	Year Ended
	December 31,
	2018	2017	% Change
	(In thousands)
Depreciation and amortization	$34,517	$26,838	29%
% of net revenue	5.2%	3.0%

Depreciation and amortization increased by $7.7 million, or 29%, to $34.5 million for 2018 from $26.8 million for 2017.  This increase was primarily driven by investment in our property and equipment in our fulfillment centers to support key business initiatives, such as fulfillment center and other operational improvements and our ongoing product and distribution channel expansion.  As a percentage of net revenue, depreciation and amortization increased to 5.2% in 2018 from 3.0% in 2017.

Other Operating Expense

Other operating expense for 2018 and 2017 was $2.2 million and $12.7 million, respectively.  Other operating expense includes restructuring costs of $2.2 million and $3.1 million associated with the workforce reductions in November 2018 and October 2017 to support our strategic priorities. In addition, other operating expense in 2017 reflects $9.5 million of non-cash impairment charges on long-lived assets primarily related to the transition of all of our Jersey City, New Jersey fulfillment center operations to our fulfillment center in Linden as well as our decision to no longer pursue the planned build-out of the Fairfield, California facility.

Income (Loss) from Operations

	Year Ended
	December 31,
	2018	2017	% Change
	(In thousands)
Income (loss) from operations	$(114,378)	$(188,760)	(39)%
% of net revenue	(17.1)%	(21.4)%

Income (loss) from operations for 2018 and 2017 was $(114.4) million and $(188.8) million, respectively.  This change was due to a decrease in operating expenses of $288.0 million, partially offset by the decrease in net revenue of $213.6 million.  As a percentage of net revenue, income (loss) from operations was (17.1)% and (21.4)% for 2018 and 2017, respectively. This change as a percentage of net revenue was primarily driven by operational efficiencies and expense management.

Interest Income (Expense), Net

Interest income (expense), net for 2018 and 2017 was $(7.7) million and $(6.4) million, respectively. This increase in interest expense was primarily due to an increase of $3.1 million of interest associated with our build-to-suit lease financings and an increase of $1.8 million of interest incurred on outstanding borrowings under our revolving credit facility, partially offset by increased interest income on cash and cash equivalents of $1.5 million in 2018 and a decrease of $2.3 million of non-cash discount amortization related to our convertible notes in 2017.

Other Income (Expense), Net

Other income (expense), net for 2018 and 2017 was $0.0 million and $(15.0) million, respectively. Other income (expense), net for 2017 reflects a net non-cash loss related to the automatic conversion and settlement of the convertible notes upon the closing of the IPO on July 5, 2017.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in 2018 and 2017 reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

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

Cost of goods sold, excluding depreciation and amortization, increased by $95.3 million, or 18%, to $628.0 million for 2017 from $532.7 million for 2016.  This increase was primarily driven by an increase in Orders.  As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 71.3% for 2017 from 67.0% in 2016.  The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue was primarily due to:

•

an increase of 290 basis points in labor costs primarily driven by the launch of new infrastructure to support product expansion initiatives, including the transition to our Linden fulfillment center, and wage increases in our fulfillment centers;

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

In October 2017, we implemented a company-wide realignment of personnel to support our strategic priorities. This realignment resulted in a reduction of approximately 6% of our total workforce across our corporate offices and fulfillment centers.  As a result of the workforce reduction, we expect annual savings beginning in 2018 of approximately $23.5 million, including $17.5 million to product, technology, general and administrative expenses and $6.0 million to cost of goods sold, excluding depreciation and amortization.

Depreciation and Amortization

	Year Ended
	December 31,
	2017	2016	% Change
	(In thousands)
Depreciation and amortization	$26,838	$8,217	227%
% of net revenue	3.0%	1.0%

Depreciation and amortization increased by $18.6 million, or 227%, to $26.8 million for 2017 from $8.2 million for 2016.  This increase was primarily driven by continued investment in our property and equipment in our fulfillment centers.  As a percentage of net revenue, depreciation and amortization increased to 3.0% in 2017 from 1.0% in 2016.

Other Operating Expense

Other operating expense for 2017 and 2016 was $12.7 million and $0.0 million, respectively.  Other operating expense for 2017 reflects $9.5 million of non-cash impairment charges on long-lived assets primarily related to the transition of all of our Jersey City, New Jersey fulfillment center operations to our new fulfillment center in Linden as well as our decision to no longer pursue the planned build-out of the Fairfield, California facility. In addition, other operating expense includes employee-related charges of $3.1 million associated with the workforce reduction in October 2017 to support our strategic priorities.

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

Our adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable GAAP equivalent. Some of these limitations are:

•

adjusted EBITDA excludes share-based compensation expense, as share-based compensation expense has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;

•	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
•	adjusted EBITDA excludes other operating expense, as other operating expense represents impairment losses and restructuring costs;
•	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
•	adjusted EBITDA excludes other expense, as other expense represents a one-time loss on the extinguishment of convertible notes;
•	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(122,149)	$(210,143)	$(54,886)	$(46,965)	$(30,803)
Share-based compensation	16,320	11,270	2,965	1,105	3,665
Depreciation and amortization	34,517	26,838	8,217	2,917	611
Other operating expense	2,170	12,713	—	—	4
Interest (income) expense, net	7,683	6,384	(25)	6	—
Other (income) expense, net	—	14,984	—	—	—
Provision (benefit) for income taxes	88	15	108	61	—
Adjusted EBITDA	$(61,371)	$(137,939)	$(43,621)	$(42,876)	$(26,523)

Quarterly Results of Operations and Other Financial and Operations Data

The following tables set forth selected unaudited quarterly consolidated statements of operations data and other financial and operating data for each of the eight quarters beginning with the three months ended March 31, 2017, as well as, where applicable, the percentage of net revenue for each line item shown. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and in the opinion of our management, reflects all normal recurring adjustments necessary for the fair statement of our consolidated results of operations for these periods. This data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

These quarterly results of operations are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(In thousands)
Consolidated Statements of Operations Data:
Net revenue	$196,690	$179,556	$150,621	$140,733	$244,843	$238,057	$210,638	$187,653
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	129,332	116,156	102,406	85,602	168,531	163,520	164,444	131,469
Marketing	39,329	34,581	23,251	20,294	60,605	34,519	34,244	25,161
Product, technology, general and administrative	49,488	51,100	48,345	45,407	63,210	65,673	65,744	53,280
Depreciation and amortization	8,404	8,685	8,599	8,829	4,180	5,383	8,774	8,501
Other operating expense	—	—	—	2,170	—	—	5,934	6,779
Total operating expenses:	226,553	210,522	182,601	162,302	296,526	269,095	279,140	225,190
Income (loss) from operations	(29,863)	(30,966)	(31,980)	(21,569)	(51,683)	(31,038)	(68,502)	(37,537)
Interest income (expense), net	(1,777)	(1,848)	(1,943)	(2,115)	(470)	(3,052)	(1,281)	(1,581)
Other income (expense), net	—	—	—	—	—	2,567	(17,551)	—
Income (loss) before income taxes	(31,640)	(32,814)	(33,923)	(23,684)	(52,153)	(31,523)	(87,334)	(39,118)
Benefit (provision) for income taxes	(25)	(22)	(19)	(22)	(41)	(105)	133	(2)
Net income (loss)	$(31,665)	$(32,836)	$(33,942)	$(23,706)	$(52,194)	$(31,628)	$(87,201)	$(39,120)
Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	$(0.17)	$(0.17)	$(0.18)	$(0.12)	$(0.78)	$(0.47)	$(0.47)	$(0.20)
Diluted	$(0.17)	$(0.17)	$(0.18)	$(0.12)	$(0.78)	$(0.47)	$(0.47)	$(0.20)
	(As a percentage of net revenue)
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	65.8%	64.7%	68.0%	60.8%	68.8%	68.7%	78.1%	70.1%
Marketing	20.0%	19.3%	15.4%	14.4%	24.8%	14.5%	16.3%	13.4%
Product, technology, general and administrative	25.2%	28.5%	32.1%	32.3%	25.8%	27.6%	31.2%	28.4%
Depreciation and amortization	4.3%	4.8%	5.7%	6.3%	1.7%	2.3%	4.2%	4.5%
Other operating expense	—%	—%	—%	1.5%	—%	—%	2.8%	3.6%
Total operating expenses:	115.2%	117.2%	121.2%	115.3%	121.1%	113.0%	132.5%	120.0%
Income (loss) from operations	(15.2)%	(17.2)%	(21.2)%	(15.3)%	(21.1)%	(13.0)%	(32.5)%	(20.0)%
Interest income (expense) and other income (expense), net	(0.9)%	(1.0)%	(1.3)%	(1.5)%	(0.2)%	(1.3)%	(0.6)%	(0.8)%
Other income (expense), net	—%	—%	—%	—%	—%	1.1%	(8.3)%	—%
Income (loss) before income taxes	(16.1)%	(18.3)%	(22.5)%	(16.8)%	(21.3)%	(13.2)%	(41.5)%	(20.8)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%	(0.0)%	(0.0)%	(0.0)%	0.1%	(0.0)%
Net income (loss)	(16.1)%	(18.3)%	(22.5)%	(16.8)%	(21.3)%	(13.3)%	(41.4)%	(20.8)%
Other Financial and Operations Data:
Orders (in thousands)	3,474	3,122	2,647	2,418	4,273	4,033	3,605	3,196
Customers (in thousands)	786	717	646	557	1,036	943	856	746
Average Order Value	$56.58	$57.34	$56.79	$58.12	$57.23	$58.81	$58.16	$57.99
Orders per Customer	4.4	4.4	4.1	4.3	4.1	4.3	4.2	4.3
Average Revenue per Customer	$250	$250	$233	$252	$236	$251	$245	$248
Adjusted EBITDA (in thousands) (1)	$(17,244)	$(17,510)	$(18,812)	$(7,805)	$(46,265)	$(23,901)	$(48,034)	$(19,739)

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(31,665)	$(32,836)	$(33,942)	$(23,706)	$(52,194)	$(31,628)	$(87,201)	$(39,120)
Share-based compensation	4,215	4,771	4,569	2,765	1,238	1,754	5,760	2,518
Depreciation and amortization	8,404	8,685	8,599	8,829	4,180	5,383	8,774	8,501
Other operating expense	—	—	—	2,170	—	—	5,934	6,779
Interest (income) expense, net	1,777	1,848	1,943	2,115	470	3,052	1,281	1,581
Other (income) expense, net	—	—	—	—	—	(2,567)	17,551	—
Provision (benefit) for income taxes	25	22	19	22	41	105	(133)	2
Adjusted EBITDA	$(17,244)	$(17,510)	$(18,812)	$(7,805)	$(46,265)	$(23,901)	$(48,034)	$(19,739)

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter. For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement and marketing investment. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement and marketing investment. In addition to the seasonal trends impacting our net revenue and marketing expenses, the higher outside temperatures of the summer months impact cost of goods sold as more expensive fulfillment packaging for our meals is required in order to maintain the proper temperature during delivery to the customer. In the summer months, we also have increased access to seasonal produce for use in our recipes, including specialty ingredients, which is expected to result in increased food and product packaging costs during such period.

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers.  Prior to 2017, we financed our operations through private sales of equity securities and payments received from customers.  We raised a total of $194.9 million from the sale of convertible preferred stock, net of costs associated with such financings. In 2016, we entered into a revolving credit facility, which we amended and refinanced in October 2018. In 2017, we issued and sold $64.6 million in aggregate principal amount of convertible notes. In 2017, we also closed our IPO of 30,000,000 shares of Class A common stock, generating proceeds of $278.0 million, net of the underwriting discount and other offering expenses. The proceeds from the IPO are being used for working capital, capital expenditures and general corporate purposes. Upon the completion of the IPO, all outstanding convertible preferred stock and the outstanding aggregate principal amount of, and all accrued and unpaid interest on, our outstanding convertible notes each automatically converted into shares of our Class B common stock. Subsequent to the closing of the IPO, there were no convertible notes outstanding. Total debt, net of debt issuance costs, was $82.6 million as of December 31, 2018 and $124.7 million as of December 31, 2017, which consisted of outstanding borrowings under the revolving credit facility.

Cash and cash equivalents consist of cash on hand, money market accounts, and amounts held by third party financial institutions for credit and debit card transactions, which generally settle within three business days.  Because we generally charge credit cards in advance of shipment and, historically, customers have most frequently requested delivery of their meals earlier in the week, amounts due for credit and debit card transactions as of the end of a financial reporting period may fluctuate significantly based upon the day of the week on which that period ends.

Total restricted cash was $1.7 million as of December 31, 2018 and $2.4 million as of December 31, 2017.  Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases.  As of December 31, 2018 and December 31, 2017, $1.7 million and $2.4 million, respectively, of our restricted cash is classified as a long-term asset.

We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities.  Our working capital was $(21.2) million as of December 31, 2018 and $(36.5) million as of December 31, 2017.

We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.  Our future capital requirements and the availability and accessibility to additional funds will depend on many factors, including our ability to remain compliant with the covenants of our revolving credit facility and those described in the section titled “Risk Factors” under Part I, Item 1A.

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash from (used in) operating activities	$(76,900)	$(152,442)	$(23,545)
Net cash from (used in) investing activities	(13,610)	(123,687)	(66,456)
Net cash from (used in) financing activities	(42,389)	423,175	44,609
Increase (decrease) in cash and cash equivalents	(132,899)	147,046	(45,392)
Cash and cash equivalents–beginning of period	228,514	81,468	126,860
Cash and cash equivalents–end of period	$95,615	$228,514	$81,468

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income adjusted for certain non‑cash items and changes in operating assets and liabilities.

In 2018, net cash from (used in) operating activities was $(76.9) million and consisted of net income (loss) of $(122.1) million, non‑cash items of $52.8 million and a net change in operating assets and liabilities of $(7.6) million. Changes in operating assets and liabilities were primarily driven by decreases in receivables and inventory of $11.6 million, offset by decreases in accounts payable, deferred revenue, and other noncurrent assets and liabilities of $(16.0) million and increases in prepaid expenses and other current assets of $(3.2) million.

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

In 2018, net cash from (used in) investing activities was $(13.6) million and consisted primarily of $(15.0) million for purchases of property and equipment, including capitalized software costs, and a $(0.3) million payment for an acquisition holdback, partially offset by $1.0 million of proceeds from the sale of fixed assets and a $0.7 million decrease in restricted cash. Cash paid for capital expenditures in 2018 was driven by the continued investments in automation equipment at our fulfillment centers, the acquisition of fixed assets to support business initiatives and ongoing product expansion and software capitalization. In the future we expect to incur capital expenditures primarily related to automation equipment in our fulfillment centers in order to optimize and drive efficiency in our operations and capitalized software costs. As of December 31, 2018, our projected capital expenditures are expected to amount to approximately $10.0 million to $15.0 million in the aggregate for 2019. The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual scale of our business, and may vary significantly from our estimates.

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

In 2018, net cash from (used in) financing activities was $(42.4) million and consisted of a $(41.4) million repayment of debt under our revolving credit facility, $(0.9) million in payments of debt issuance costs and $(0.3) million in principal payments on capital lease obligations, slightly offset by proceeds from the exercise of stock options and vesting of restricted stock units.

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

In 2016, financing activities provided $44.6 million in cash primarily from $44.5 million in borrowings under our revolving credit facility, net of issuance costs.  The proceeds from the borrowings have primarily been used to finance our capital expenditures.

Revolving Credit Facility

In August 2016, we entered into a revolving credit and guaranty agreement (the “revolving credit facility”) with a maximum amount available to borrow of $150.0 million. In May 2017 and June 2017, we executed amendments to the agreement that each increased the total commitment by $25.0 million, resulting in a total commitment of $200.0 million. In October 2018, we further amended and refinanced the revolving credit facility (the “credit facility refinancing”) to, among other things, reduce the maximum amount available to borrow from $200.0 million to $85.0 million and extend the final maturity of the revolving credit facility from August 26, 2019 to February 26, 2021. In connection with the refinancing, we repaid $41.4 million of indebtedness. As of December 31, 2018 and December 31, 2017, we had $83.6 million and $125.0 million, respectively, in outstanding borrowings under the revolving credit facility, and $1.4 million in issued letters of credit under the revolving credit facility.

Prior to the credit facility refinancing, borrowings under the revolving credit facility bore interest, at our option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one‑month interest period plus 1.00% (“the base rate”), plus in each case a margin ranging from 0.50% to 1.00% or (2) an adjusted LIBOR rate (“the eurodollar rate”) plus a margin ranging from 1.50% to 2.00%, based on our total leverage ratio for the preceding four fiscal quarters and our status as a public or non‑public company. Subsequent to the credit facility refinancing, base rate loans bear interest at a rate equal to the base rate plus 3.00% and eurodollar rate loans bear interest at a rate equal to the eurodollar rate plus 4.00%. We are also obligated under the revolving credit facility to pay certain customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The obligations under the revolving credit facility are guaranteed by the guarantor as defined in the revolving credit and guaranty agreement, Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. The October 2018 amendment to the revolving credit facility made certain additional changes to affirmative and financial reporting covenants and various negative covenants restricting our and our subsidiaries’ activities. In addition, the revolving credit facility requires us to comply with certain additional financial covenants, including to maintain a minimum aggregate liquidity balance of $50.0 million and, in the event we have positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement.  As of December 31, 2018 and December 31, 2017, we were in compliance with all of the covenants under the revolving credit facility. Our future compliance with the covenants under the revolving credit facility will be dependent on, among other factors, our ability to maintain positive consolidated total net debt or generate sufficient adjusted EBITDA. Failure to comply with any covenants under the revolving credit facility could have a material adverse effect on our business, financial condition, and results of operation as described in the section titled “Risk Factors” under Part I, Item 1A.

Contractual Obligations

At December 31, 2018, our debt and certain other significant contractual financial obligations that will affect our future liquidity were as follows.

	2019	2020	2021	2022	2023	Thereafter	Total
	(In thousands)
Revolving credit facility (1)	$5,432	$5,447	$84,426	$—	$—	$—	$95,305
Operating lease obligations (2)	10,900	5,995	5,916	5,480	4,728	11,289	44,308
Capital lease obligations (3)	241	176	41	23	4	—	485
Build-to-suit lease obligations (4)	4,798	4,918	5,041	5,167	5,297	19,911	45,132
Total	$21,371	$16,536	$95,424	$10,670	$10,029	$31,200	$185,230

(1)

Includes estimated interest payments based on currently effective interest rates as of December 31, 2018, timing of scheduled payments, and the maturity date of our revolving credit facility. Estimated interest payments are subject to change due to the variable nature of the interest rates under our revolving credit facility as described in “Revolving Credit Facility” above.

(2)

Includes non‑cancelable operating leases for office space in New York, New York including our headquarters, and Austin, Texas and fulfillment centers in Linden, New Jersey, Richmond, California and Arlington, Texas.  We also have various non‑cancelable operating leases for certain equipment. In 2018, we entered into agreements to sublease space at our corporate offices. In 2017, we entered into an agreement to sublease the remainder of our Jersey City facility. The subleases continue through the duration of the existing leases for each location and entitle us to future minimum sublease payments of approximately $10.3 million as of December 31, 2018. The sublease payments are not reflected in the above table.

(3)	Includes lease payments for capital lease obligations, including estimated interest payments attributable to our capital lease obligations, all of which have fixed interest rates.
(4)

Includes lease payments for fulfillment centers in Linden and Fairfield for which we are deemed to be the owner for accounting purposes under build‑to‑suit accounting and capitalize the fair value of the buildings and direct construction costs incurred along with a corresponding facility financing liability. We do not intend to occupy the Fairfield facility and, as a result we are continuing to evaluate potential alternatives for the property.

Off‑Balance Sheet Arrangements

As of December 31, 2018, and December 31, 2017, we did not have any off‑balance sheet arrangements, except for operating leases and letters of credit entered into in the normal course of business as discussed above.

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

Revenue Recognition

We recognize revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured.  Revenue, net of promotional discounts, is deferred at the time cash is collected and recognized at the time risk of ownership transfers to the customer.  We also defer revenue from the sale of gift cards and prepaid orders until all criteria for revenue recognition are met.  Net revenue is reduced for actual and estimated customer credits and refunds expected to be issued.  For the years ended December 31, 2018, 2017, and 2016, credits and refunds represented 3.5%, 3.5%, and 3.3% of net revenue, respectively.

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

We will adopt Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606) as of January 1, 2019 using a modified retrospective approach. See Note 2 to the Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion.

Inventories, Net

Inventories, net consist primarily of bulk and prepped food, products available for resale, packaging, containers, and wine products which are stated at the lower of cost or net realizable value.  Inventory costs consist of product costs, inbound shipping and handling costs and applicable direct labor costs.  Inventories are valued on a first‑in, first‑out cost basis.  We record an inventory valuation reserve when applicable, based on currently available information, about the likely method of disposition, such as through sales to individual customers, donations or liquidations, and expected recoverable values of each inventory category.

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

Recoverability of Long‑Lived Assets

Our long‑lived assets consist of property, equipment and capitalized software development costs.  We periodically evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long‑lived assets may warrant revision or that the remaining balance may not be recoverable.  These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows.  Recoverability is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated from the use of the asset and its eventual disposition, where applicable. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value. In determining future cash flows, we use industry accepted valuation models and engage third party valuation specialists, as needed. When multiple valuation methodologies are used, the results are weighted appropriately. In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of our long-lived assets. If we reduce the estimated useful life assumption for any asset, the remaining balance would be depreciated over the revised estimated useful life.

For the year ended December 31, 2018, there were no impairments of long-lived assets. For the year ended December 31, 2017, we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all our Jersey City fulfillment center operations to our fulfillment center in Linden, as well as our decision to no longer pursue the planned build-out of the Fairfield facility. In July 2017, we performed an impairment test related to our long-lived assets at the Jersey City facility. The carrying amount of the long-lived assets at the Jersey City facility was $11.5 million and the fair value was $7.1 million as of the impairment date, resulting in an impairment of $4.4 million, primarily consisting of leasehold improvements and equipment. The fair value was primarily determined based on estimated market prices. In October 2017, we performed an impairment test related to our long-lived assets at the Fairfield facility. The carrying amount of the long-lived assets at the Fairfield facility was $37.1 million and the fair value was $33.9 million as of the impairment date, resulting in an impairment of $3.2 million, primarily consisting of the building, leasehold improvements and equipment. The fair value was primarily determined based on a third party appraisal for real property using the Income Capitalization Approach. See Note 5 to the Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion. For the year ended December 31, 2016, there were no impairments of long-lived assets.

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

Share‑Based Payments

We recognize share‑based compensation for share‑based awards, including stock options and restricted stock units, based on the estimated fair value of the awards, on a straight‑line basis over the period in which the employee is required to provide services, generally up to four years.  We estimate the fair value of stock options on the grant date generally using the Black‑Scholes option‑pricing model. The fair value of restricted stock units is determined based on the closing price of our Class A common stock on the New York Stock Exchange on the grant date. Forfeitures are recognized as incurred. We expect to continue to grant share-based awards in the future, and, to the extent that we do, our stock-based compensation expense recognized in future periods may increase.

We determined the assumptions for the Black‑Scholes option‑pricing model as discussed below.  Each of these inputs is subjective and generally requires significant judgment to determine.

•

Fair Value of Our Common Stock.  Prior to our initial public offering in July 2017, our board of directors considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock. The factors included: contemporaneous third party valuations of our common stock; the prices, rights, preferences and privileges of our preferred stock relative to the common stock; the prices of convertible preferred stock sold by us to third party investors; our operating and financial results; the lack of marketability of our common stock; the U.S. and global economic and capital market conditions and outlook; and the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of our company, given prevailing market conditions. Since our initial public offering, we have used the market closing price for our Class A common stock as reported on the New York Stock Exchange to determine the fair value of our Class A common stock.

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

•

Expected Volatility.  Prior to our initial public offering in July 2017, we did not have a trading history of our common stock. The expected volatility was derived from the average historical stock volatilities of several public companies within our industry that we considered to be comparable to our business over a period equivalent to the expected term of the share‑based awards. Since our initial public offering, our trading history of common stock is not yet commensurate with the expected term of the share‑based awards. Therefore, we have used a combination our historical stock volatility and the historical stock volatilities of several public companies within our industry that we considered to be comparable to our business over a period equivalent to the expected term of the share‑based awards.

•	Dividend Rate. The expected dividend is zero as we have not paid and do not anticipate paying any dividends in the foreseeable future.

If any of the assumptions used in the Black‑Scholes model change significantly, share‑based compensation for future awards may differ materially compared with the awards granted previously. Prior to the adoption of ASU 2016-09, we estimated our forfeiture rate based on an analysis of our actual forfeitures and evaluated the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differed from our estimates, we would assess if an adjustment to share‑based compensation was necessary. Upon adoption of ASU 2016-09 as of January 1, 2018, we recognize forfeitures as they occur.

The following table presents the weighted‑average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
	2018	2017			2016
Expected term (in years)	6.00	3.49	-	6.12	5.85	-	6.93
Risk-free interest rate	2.71%	1.79	-	2.27%	1.28	-	2.19%
Expected volatility	51.34%	46.35	-	60.15%	49.83	-	60.37%
Dividend rate	—			—			—

In 2018, we granted options to purchase 2,341,881 shares of our Class A common stock with a weighted-average exercise price of $2.97 to certain employees, including our executive officers. Such options are subject to vesting conditions that are tied to the achievement of certain stock price targets through June 30, 2020 and financial targets through December 31, 2019. A portion of the financial target options may, subject to certain conditions, accelerate in connection with a change in control event based on the time that has elapsed from the commencement of the applicable measurement period through the date of such change in control. The fair value of the financial target options was determined utilizing the Black-Scholes option-pricing model resulting in a total grant date fair value of $1.9 million to be recognized as expense over the derived service period of approximately two years to the extent it is probable that the performance condition will be achieved. The fair value of the stock price target options was determined utilizing the Monte Carlo simulation valuation model resulting in a total grant date fair value of $0.5 million to be recognized as expense over the derived service period of approximately two years.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily consist of interest rates, food prices and inflation as follows:

Interest Rates

Our cash and cash equivalents consist of cash, money market accounts, and amounts held by third party financial institutions for credit and debit card transactions.  The primary objective of our investment activities is to preserve principal while maximizing return without significantly increasing risk.  Because our cash and cash equivalents have a relatively short maturity, the fair value of our portfolio of cash and cash equivalents is not particularly sensitive to interest rate changes.

We are subject to interest rate risk in connection with our revolving credit facility, which we do not believe has had a material effect on our business, results of operations and financial condition.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility” above.

Food Prices

Our profitability is dependent on, among other things, our ability to anticipate and react to food costs.  We have been able to effectively manage cost variations resulting from a number of factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control and inflation, through our recipe creation process.  We typically begin working with our suppliers months in advance to plan our supply needs, while maintaining flexibility to adjust our recipes, and therefore our ingredients, in the weeks leading up to shipment.  However, substantial increases in food prices could impact our operating results to the extent that such increases cannot be mitigated through our recipe planning. Alternatively, deflation in food prices could also reduce the attractiveness of our product offerings relative to competing products and thus impede our ability to maintain or increase our overall sales.

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

None.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, which we refer to as our 2019 Proxy Statement, and is hereby incorporated by reference into this Annual Report on Form 10-K.

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

ITEM 11.            EXECUTIVE COMPENSATION.

The information required by this item will be included under the caption Executive Compensation in our 2019 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10‑K.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included under the caption Security Ownership of Management and Certain Beneficial Owners and Management and Related Stockholder Matters in our 2019 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10‑K.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be included under the caption Certain Relationships and Related Transactions, and Director Independence in our 2019 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10‑K.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be included under the caption Principal Accounting Fees and Services in our 2019 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10‑K.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)	Financial Statements and Financial Statement Schedule

See “Index to Consolidated Financial Statements.”

(b)	Exhibits

See “Exhibit Index.”

 ITEM 16.            Form 10-K Summary.

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Blue Apron Holdings, Inc.	S-1/A	333-218425	3.3	06/19/2017

3.2	Amended and Restated Bylaws of Blue Apron Holdings, Inc.	S-1/A	333-218425	3.4	06/19/2017

4.1	Specimen stock certificate evidencing shares of Class A common stock	S-1/A	333-218425	4.1	06/19/2017

10.1	Third Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2015, by and among the Registrant and the other parties thereto	S-1	333-218425	10.1	06/01/2017

10.2	Form of Indemnification Agreement with directors and executive officers	S-1/A	333-218425	10.2	06/19/2017

10.3*	2012 Equity Incentive Plan	S-1	333-218425	10.3	06/01/2017

10.4*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.4	06/01/2017

10.5*	Form of Non-Qualified Stock Option Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.5	06/01/2017

10.6*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.6	06/01/2017

10.7*	2017 Equity Incentive Plan	S-1/A	333-218425	10.7	06/19/2017

10.8*	Form of Stock Option Agreement under 2017 Equity Incentive Plan	S-1/A	333-218425	10.8	06/19/2017

10.9*	Form of Restricted Stock Unit Agreement under 2017 Equity Incentive Plan	S-1/A	333-218425	10.9	06/19/2017

10.10	Lease, dated as of July 15, 2013, as amended, by and between Dreisbach Enterprises, Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.12	06/01/2017

10.11	Sixth Amendment to Lease, dated as of July 15, 2013, by and between Dreisbach Enterprises, Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.), dated as of January 29, 2019					X

10.12	Standard Industrial/Commercial Single-Tenant Lease, dated as of August 1, 2014, by and between DF/Hilltop, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.16	06/01/2017

10.13	Lease, dated as of March 21, 2016 by and between Duke Linden, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.18	06/01/2017

10.14	Sublease Agreement, dated as of March 24, 2016, as amended by and between Appnexus Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.19	06/01/2017

10.15	Lease Agreement, dated as of August 23, 2016, by and between Gateway 80 Industrial, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.20	06/01/2017

10.16	Revolving Credit and Guaranty Agreement, dated as of August 26, 2016, by and among Blue Apron, LLC (formerly known as Blue Apron, Inc.), Morgan Stanley Senior Funding, Inc., and the other parties thereto, as amended by Amendment No. 1 thereto, dated as of May 3, 2017, and Amendment No. 2 thereto, dated as of May 11, 2017	S-1	333-218425	10.21	06/01/2017

10.17	Amendment No. 3 to the Revolving Credit and Guaranty Agreement, dated as of August 26, 2016, by and among Blue Apron, LLC (formerly known as Blue Apron, Inc.), Morgan Stanley Senior Funding, Inc. and the other parties thereto, dated as of June 23, 2017	S-1/A	333-218425	10.22	06/23/2017

10.18	Amendment No. 4 to the Revolving Credit and Guaranty Agreement, dated as of October 9, 2018, by and among Blue Apron, LLC (formerly known as Blue Apron, Inc.), Morgan Stanley Senior Funding, Inc. and the other parties thereto, dated as of June 23, 2017	8-K	001-38134	10.1	10/10/2018

10.19*	Separation Agreement, dated December 14, 2017, by and between Blue Apron, LLC and Pablo Cussatti	10-K	001-38134	10.17	02/22/2018

10.20*	Blue Apron Holdings, Inc. Executive Severance Benefits Plan	10-Q	001-38134	10.1	05/03/2018

10.21*	Offer Letter for Timothy S. Bensley	10-Q	001-38134	10.1	08/02/2018

21.1	List of Subsidiaries	10-K	001-38134	21.1	02/22/2018

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*  Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Dated: February 25, 2019	/s/ Bradley J. Dickerson
Bradley J. Dickerson
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th of February 2019.

/s/ Bradley J. Dickerson	President, Chief Executive Officer, and Director
Bradley J. Dickerson	(Principal Executive Officer)
/s/ Timothy S. Bensley	Chief Financial Officer and Treasurer
Timothy S. Bensley	(Principal Financial and Accounting Officer)
/s/ Julie M.B. Bradley	Director
Julie M.B. Bradley
/s/ Tracy Britt Cool	Director
Tracy Britt Cool
/s/ Kenneth A. Fox	Director
Kenneth A. Fox
/s/ Robert P. Goodman	Director
Robert P. Goodman
/s/ Gary R. Hirshberg	Director
Gary R. Hirshberg
/s/ Brian P. Kelley	Director
Brian P. Kelley
/s/ Matthew B. Salzberg	Director and Chairman
Matthew B. Salzberg

BLUE APRON HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Blue Apron Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Apron Holdings, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

February 25, 2019

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per‑share data)

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,615	$228,514
Accounts receivable, net	494	1,945
Inventories, net	33,634	41,927
Prepaid expenses and other current assets	11,116	7,824
Other receivables	1,143	2,539
Total current assets	142,002	282,749
Restricted cash	1,692	2,371
Property and equipment, net	209,515	230,828
Other noncurrent assets	1,690	1,761
TOTAL ASSETS	$354,899	$517,709
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$22,573	$30,448
Accrued expenses and other current liabilities	32,594	32,615
Deferred revenue	12,372	27,646
Total current liabilities	67,539	90,709
Long-term debt	82,603	124,687
Facility financing obligation	71,696	70,347
Other noncurrent liabilities	13,759	8,116
TOTAL LIABILITIES	235,597	293,859
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of December 31, 2018 and December 31, 2017; 78,601,089 and 37,657,649 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	8	4
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of December 31, 2018 and December 31, 2017; 115,710,547 and 153,727,228 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	11	15
Class C common stock, par value of $0.0001 per share — 500,000,000 shares authorized as of December 31, 2018 and December 31, 2017; 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	590,521	572,528
Accumulated deficit	(471,238)	(348,697)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	119,302	223,850
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$354,899	$517,709

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per‑share data)

	Year Ended December 31,
	2018	2017	2016
Net revenue	$667,600	$881,191	$795,416
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	433,496	627,964	532,682
Marketing	117,455	154,529	144,141
Product, technology, general, and administrative	194,340	247,907	165,179
Depreciation and amortization	34,517	26,838	8,217
Other operating expense	2,170	12,713	—
Total operating expenses	781,978	1,069,951	850,219
Income (loss) from operations	(114,378)	(188,760)	(54,803)
Interest income (expense), net	(7,683)	(6,384)	25
Other income (expense), net	—	(14,984)	—
Income (loss) before income taxes	(122,061)	(210,128)	(54,778)
Benefit (provision) for income taxes	(88)	(15)	(108)
Net income (loss)	$(122,149)	$(210,143)	$(54,886)

Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	$(0.63)	$(1.64)	$(0.84)
Diluted	$(0.63)	$(1.64)	$(0.84)
Weighted-average shares used to compute net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	192,678,914	128,057,330	65,425,609
Diluted	192,678,914	128,057,330	65,425,609

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible		Class A		Class B		Class C		Additional		Total
	Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2015	14,500,938	$194,869	—	$—	66,565,002	$7	—	$—	$1,727	$(83,668)	$(81,934)
Issuance of common stock upon exercise of stock options	—	—	—	—	530,126	0	—	—	402	—	402
Share-based compensation	—	—	—	—	—	—	—	—	3,018	—	3,018
Net income (loss)	—	—	—	—	—	—	—	—	—	(54,886)	(54,886)
Balance — December 31, 2016	14,500,938	$194,869	—	$—	67,095,128	$7	—	$—	$5,147	$(138,554)	$(133,400)
Conversion from Class B to Class A common stock	—	—	7,352,355	1	(7,352,355)	(1)	—	—	—	—	—
Exchange from Class C to Class A common stock	—	—	42,687	0	—	—	(42,687)	(0)	—	—	—
Issuance of common stock upon acquisition	—	—	—	—	—	—	42,687	0	373	—	373
Issuance of common stock upon conversion of convertible notes	—	—	—	—	7,023,201	1	—	—	62,084	—	62,085
Issuance of common stock upon conversion of Series A, B, C, and D convertible preferred stock	(14,500,938)	(194,869)	—	—	85,190,551	8	—	—	194,861	—	194,869
Issuance of common stock upon exercise of stock options and vesting of restricted stock	—	—	262,607	0	1,770,703	0	—	—	1,008	—	1,008
Issuance of common stock upon initial public offering, net of offering costs	—	—	30,000,000	3	—	—	—	—	278,007	—	278,010
Issuance of convertible notes	—	—	—	—	—	—	—	—	19,567	—	19,567
Share-based compensation	—	—	—	—	—	—	—	—	11,481	—	11,481
Net income (loss)	—	—	—	—	—	—	—	—	—	(210,143)	(210,143)
Balance — December 31, 2017	—	$—	37,657,649	$4	153,727,228	$15	—	$—	$572,528	$(348,697)	$223,850
Conversion from Class B to Class A common stock	—	—	38,349,748	4	(38,349,748)	(4)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	—	—	2,583,407	0	333,067	0	—	—	215	—	215
Share-based compensation	—	—	—	—	—	—	—	—	17,386	—	17,386
Impact of adoption of accounting standard update	—	—	—	—	—	—	—	—	392	(392)	—
Settlement of acquisition holdback	—	—	10,285	0	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(122,149)	(122,149)
Balance — December 31, 2018	—	$—	78,601,089	$8	115,710,547	$11	—	$—	$590,521	$(471,238)	$119,302

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(122,149)	$(210,143)	$(54,886)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	34,517	26,838	8,217
Loss (gain) on disposal of property and equipment	1,624	(25)	3
Loss on impairment	—	9,456	—
Changes in reserves and allowances	(1,247)	1,870	151
Share-based compensation	16,320	11,270	2,965
Non-cash interest expense	1,595	2,719	62
Loss (gain) on convertible notes	—	14,984	—
Changes in operating assets and liabilities:
Receivables	1,812	(123)	(449)
Inventories	9,786	451	(25,686)
Prepaid expenses and other current assets	(3,194)	(125)	(3,598)
Accounts payable	(6,605)	(4,770)	3,713
Accrued expenses and other current liabilities	(2)	(7,923)	26,821
Deferred revenue	(15,274)	3,368	18,026
Other noncurrent assets and liabilities	5,917	(289)	1,116
Net cash from (used in) operating activities	(76,900)	(152,442)	(23,545)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(250)	(1,177)	—
Decrease (increase) in restricted cash	679	1,595	(3,629)
Purchases of property and equipment	(15,022)	(124,242)	(62,827)
Proceeds from sale of property and equipment	983	137	—
Net cash from (used in) investing activities	(13,610)	(123,687)	(66,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuances	—	144,349	44,471
Repayments of debt	(41,422)	—	—
Payments of debt issuance costs	(908)	—	—
Proceeds from exercise of stock options	215	1,010	402
Principal payments on capital lease obligations	(274)	(194)	(264)
Net proceeds from public offering	—	283,500	—
Payments of public offering costs	—	(5,490)	—
Net cash from (used in) financing activities	(42,389)	423,175	44,609
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(132,899)	147,046	(45,392)
CASH AND CASH EQUIVALENTS — Beginning of period	228,514	81,468	126,860
CASH AND CASH EQUIVALENTS — End of period	$95,615	$228,514	$81,468
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$110	$70	$355
Cash paid for interest, net of amounts capitalized	$8,317	$4,675	$96
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$184	$39	$256
Non-cash additions to property and equipment	$1,065	$20,458	$46,085
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$582	$1,950	$15,713

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

When used in these notes, Blue Apron Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.”

The Company creates original recipes, which are sent along with fresh, high-quality, seasonal ingredients, directly to customers for them to prepare, cook, and enjoy. The Company creates meal experiences around original recipes every week based on what’s in-season with farming partners and other suppliers. Customers can choose which recipes they would like to receive in a given week, and the Company delivers those recipes to their doorsteps along with the pre-portioned ingredients required to cook those recipes. In 2018, the Company also launched meal solutions that can be accessed in a retail environment or through on-demand delivery.

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

On July 5, 2017, the Company completed an initial public offering (“IPO”), in which the Company issued and sold 30,000,000 shares of its Class A common stock at a public offering price of $10.00 per share. The Company received approximately $278.0 million in net proceeds after deducting $16.5 million of underwriting discounts and commissions and approximately $5.5 million in offering costs. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 85,190,551 shares of Class B common stock at the applicable conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Upon the closing of the IPO, the aggregate principal amount of $64.6 million and all accrued and unpaid interest outstanding on the convertible notes discussed in Note 8 automatically converted into 7,023,201 shares of Class B common stock at the conversion rate then in effect. Subsequent to the closing of the IPO, there were no convertible notes outstanding. The Consolidated Financial Statements as of December 31, 2018 and 2017, including share and per share amounts, give effect to the IPO, conversion of the convertible notes, and the conversion of the convertible preferred stock, as the IPO and such conversions were completed on July 5, 2017.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. Cash and cash equivalents are stated at cost plus accrued interest and consist of cash on hand, money market accounts, and amounts held by third party financial institutions for credit and debit card transactions. Cash and cash equivalents as of December 31, 2018 and 2017 was $95.6 million and $228.5 million, respectively, and consist of qualifying money market accounts and amounts due from third party institutions which generally settle within three business days, of $7.8 million and $10.4 million as of December 31, 2018 and 2017, respectively.

Accounts Receivable

Accounts receivable primarily represent amounts due from third parties that market the Company’s products and other trade receivables. Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts if applicable, are unsecured, and do not bear interest. The allowance for doubtful accounts was $0.1 million and $0.0 million as of December 31, 2018 and 2017.

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

No individual customer accounted for 10% or more of the Company’s total Net revenue for the years ended December 31, 2018, 2017, and 2016. There are no significant concentration risks within the Company’s Accounts receivable as of December 31, 2018 and 2017.

For the years ended December 31, 2018 and December 31, 2017, an individual shipping carrier accounted for 11.7% and 10.2% of the Company’s total Cost of goods sold, excluding depreciation and amortization, respectively. No individual supplier accounted for 10% or more of the Company’s total Cost of goods sold, excluding depreciation and amortization for the year ended December 31, 2016. No individual supplier accounted for 10% or more of total Accounts payable as of December 31, 2018 and 2017.

Inventories, Net

Inventories, net consist primarily of bulk and prepped food, products available for resale, packaging, containers, and wine products which are stated at the lower of cost or net realizable value. Inventory costs consist of product costs, inbound shipping and handling costs, and applicable direct labor costs. Inventories are valued on a first in, first out cost basis. The Company records an inventory valuation reserve when applicable based on currently available information about the likely method of disposition, such as through sales to individual customers, donations, or liquidations and expected recoverable values of each inventory category.

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

For the year ended December 31, 2018, there were no impairments of long-lived assets. For the year ended December 31, 2017, the Company recorded impairment charges of $9.5 million in Other operating expense on long-lived assets primarily related to the Jersey City and Fairfield facilities. For the year ended December 31, 2016, there were no impairment of long‑lived assets.

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

Revenue Recognition

The Company recognizes revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. Revenue, net of promotional discounts, is deferred at the time cash is collected and recognized at the time risk of ownership transfers to the customer. The Company also defers revenue from the sale of gift cards and prepaid orders until all criteria for revenue recognition are met. Net revenue is reduced for actual and estimated customer credits and refunds expected to be issued. For the years ended December 31, 2018, 2017 and 2016 credits and refunds represented 3.5%, 3.5%, and 3.3% of Net revenue, respectively.

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

The Company will adopt Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606) as of January 1, 2019 using a modified retrospective approach. See Recently Issued Accounting Pronouncements below further discussion.

Cost of Goods Sold, Excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization consists of product and fulfillment costs. Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for the Company’s meals, inbound shipping costs, and cost of products sold through Blue Apron Wine, and Blue Apron Market. Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to the Company’s customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies.

Advertising Costs

Advertising costs are charged to Marketing expense in the accompanying Consolidated Statements of Operations. Advertising costs were $97.2 million, $115.7 million, and $103.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Company recognizes advertising costs the first time the advertising takes place. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were $0.2 million and $1.6 million as of December 31, 2018 and 2017, respectively, and are recorded within prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

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

Share‑Based Compensation

The Company recognizes share‑based compensation for share‑based awards, including stock options and restricted stock units, based on the estimated fair value of the awards on a straight‑line basis over the period in which the employee is required to provide services, generally up to four years. The Company estimates the fair value of stock options on the grant date generally using the Black‑Scholes option‑pricing model. The fair value of restricted stock units is determined based on the closing price of the Company’s Class A common stock on the New York Stock Exchange on the grant date. Prior to the adoption of ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,  the Company estimated the forfeiture rate based on an analysis of actual forfeitures and evaluated the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differed from its estimates, the Company would assess if an adjustment to share‑based compensation was necessary. Upon adoption of ASU 2016-09 as of January 1, 2018, the Company recognizes forfeitures as they occur.

Other Operating Expense

Other operating expense consists primarily of restructuring costs relating to the workforce reductions in November 2018 and October 2017 and impairment losses in 2017 relating to long-lived assets in the Company’s fulfillment centers.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Principal versus Agent Considerations), to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing), to clarify the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients), to clarify the implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts, and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, (Revenue from Contracts with Customers), to clarify the guidance or to correct unintended application of guidance. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, to add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. For the Company, the guidance is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods therein. The Company will adopt ASU 2014-09 using a modified retrospective approach and will recognize $0.3 million cumulative-effect adjustment to reduce Accumulated deficit as of January 1, 2019. The cumulative-effect adjustment to Accumulated deficit is related to breakage of gift cards to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws.

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

Recently Adopted Accounting Pronouncements

 In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to non-public entities. The Company adopted ASU 2016-09 as of January 1, 2018 using a modified retrospective approach electing to recognize gross stock compensation expense with forfeitures recognized as they occur, with a cumulative-effect adjustment to accumulated deficit of $0.4 million.

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

3. Inventories, Net

Inventories, net consist of the following:

	December 31,
	2018	2017
	(In thousands)
Fulfillment	$3,050	$7,358
Product	30,584	34,569
Inventories, net	$33,634	$41,927

Product inventory primarily consists of bulk and prepped food, containers, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2018	2017
	(In thousands)
Prepaid rent	$1,159	$1,348
Prepaid insurance	6,374	950
Other current assets	3,583	5,526
Prepaid expenses and other current assets	$11,116	$7,824

5. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2018	2017
	(In thousands)
Computer equipment	$10,969	$10,883
Capitalized software	15,701	10,427
Fulfillment equipment	54,187	45,581
Furniture and fixtures	3,724	4,188
Leasehold improvements	41,408	40,173
Buildings(1)	148,507	148,507
Construction in process(2)	2,207	4,563
Property and equipment, gross	276,703	264,322
Less: accumulated depreciation and amortization	(67,188)	(33,494)
Property and equipment, net	$209,515	$230,828

(1)

Includes build-to-suit lease arrangements in Linden, New Jersey and Fairfield, California where the Company is considered the owner for accounting purposes, of which $62.1 million was included in Buildings as of December 31, 2018 and December 31, 2017. Costs incurred directly by the Company relating to these arrangements were $82.3 million as of December 31, 2018 and 2017.

(2)	Construction in process includes all costs capitalized related to projects that have not yet been placed in service.

Depreciation and amortization related to the Company’s Property and equipment, net for the years ended December 31, 2018, 2017, and 2016 was $34.5 million, $26.8 million, and $8.2 million, respectively.

The Company capitalized the cost of interest for construction projects related to build-to-suit lease arrangements based on the applicable capitalization rate for the project. Capitalized interest was $4.2 million as of December 31, 2018 and December 31, 2017.

As of December 31, 2018 and 2017 total equipment financed under capital leases was $1.2 million and $1.0 million, respectively, with related accumulated depreciation of $0.7 million and $0.4 million, respectively. For the years ended December 31, 2018, 2017, and 2016 depreciation expense related to property and equipment under capital leases was $0.2 million, $0.2 million, $0.3 million, respectively.

For the years ended December 31, 2018, 2017, and 2016 the Company capitalized software development costs of $7.1 million, $5.8 million, and $3.2 million including share‑based compensation of $1.1 million, $0.2 million, and $0.1 million, respectively. As of December 31, 2018 and 2017, the net book value of capitalized software development costs was $7.6 million and $5.3 million, respectively. Amortization expense for capitalized software development costs recognized in Depreciation and amortization in the accompanying Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016 was $4.9 million, $3.1 million and $1.4 million, respectively.

In July 2017, the Company approved a plan to transition all of its Jersey City fulfillment center operations to its fulfillment center in Linden. The Company concluded that this change in operations represented a triggering event with respect to its long-lived assets at the Jersey City facility and therefore performed an impairment test in accordance with ASC 360, Property, Plant, and Equipment. The carrying amount of the Company’s long-lived assets at the Jersey City facility was $11.5 million and the fair value was $7.1 million as of the impairment date, resulting in an impairment of $4.4 million, primarily consisting of leasehold improvements and equipment. The fair value was primarily determined based on estimated market prices of the assets and represented a Level 3 valuation in the fair value hierarchy. In October 2017, upon completion of the transition to the Linden fulfillment center, the Company’s long-lived assets at the Jersey City facility have primarily been sold or relocated to the Company’s other fulfillment centers.

As an additional step in the 2017 company-wide realignment discussed in Note 17, the Company performed a review of its real estate needs and decided to no longer pursue its planned build-out of the Fairfield facility. As a result, the Company is evaluating potential alternatives for the leased Fairfield property, which the Company took possession of in December 2017 upon completion of the building structure by the landlord. The Company performed an impairment test in accordance with ASC 360, Property, Plant, and Equipment on its long-lived assets at the Fairfield facility resulting in an impairment of $3.2 million, primarily consisting of the building, leasehold improvements, and equipment. The fair value was primarily determined based on a third party appraisal for real property using the Income Capitalization Approach. Other methodologies were also considered by the Company in the valuation, including the Cost Approach and the Sales Approach. The valuation represented a Level 3 valuation in the fair value hierarchy.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2018	2017
	(In thousands)
Accrued compensation	$12,909	$13,009
Accrued credits and refunds reserve	1,180	1,079
Accrued marketing expenses	6,027	5,739
Accrued shipping expenses	1,910	5,319
Other current liabilities	10,568	7,469
Accrued expenses and other current liabilities	$32,594	$32,615

7. Deferred Revenue

Deferred revenue consists of the following:

	December 31,
	2018	2017
	(In thousands)
Cash received prior to fulfillment	$7,029	$10,635
Gift cards, prepaid orders, and other	5,343	17,011
Deferred revenue	$12,372	$27,646

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

As of December 31, 2018 and December 31, 2017, the Company had $83.6 million and $125.0 million, respectively, in outstanding borrowings and $1.4 million in issued letters of credit under the revolving credit facility. The remaining amount available to borrow as of December 31, 2018 and December 31, 2017 was $0.0 million and $73.6 million, respectively. The Company incurred and capitalized $0.5 million in deferred financing costs in long-term debt in connection with the revolving credit facility in August 2016. In conjunction with the refinancing, the Company incurred and capitalized $0.9 million in deferred financing costs in long-term debt, which will be amortized over the new term. As of December 31, 2018 and December 31, 2017, the total unamortized deferred financing costs in long-term debt was $1.0 million and $0.3 million, respectively.

As of December 31, 2018 and December 31, 2017, outstanding borrowings in long-term debt consisted of the following:

		December 31,	December 31,
	Maturity Date	2018	2017
		(In thousands)
Revolving credit facility	February 2021	$83,578	$125,000
Weighted average interest rate		6.41%	3.47%

Prior to the credit facility refinancing, borrowings under the revolving credit facility bore interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one‑month interest period plus 1.00% (“the base rate”), plus in each case a margin ranging from 0.50% to 1.00% or (2) an adjusted LIBOR rate (“the eurodollar rate”) plus a margin ranging from 1.50% to 2.00%, based on the Company’s total leverage ratio for the preceding four fiscal quarters and the Company’s status as a public or non‑public company. Subsequent to the credit facility refinancing, base rate loans bear interest at a rate equal to the base rate plus 3.00% and eurodollar rate loans bear interest at a rate equal to the eurodollar rate plus 4.00%. As of December 31, 2018 and 2017, the Company had $83.6 million and $120.0 million, respectively, outstanding under the revolving credit facility utilizing the eurodollar rate and $0.0 million and $5.0 million, respectively, utilizing the base rate. The Company is also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%. The unused commitment fees were $0.1 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

The obligations under the revolving credit facility are guaranteed by the guarantor as defined in the revolving credit and guaranty agreement, Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. The October 2018 amendment to the revolving credit facility made certain additional changes to affirmative and financial reporting covenants and various negative covenants restricting the activities of the Company and its subsidiaries. In addition, the revolving credit facility requires the Company to comply with certain additional financial covenants, including to maintain a minimum aggregate liquidity balance of $50.0 million and, in the event the Company has positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement.  As of December 31, 2018 and December 31, 2017, the Company was in compliance with all of the covenants under the revolving credit facility.

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

Facility Financing Obligation

As of December 31, 2018 and 2017, the Company had a facility financing obligation of $71.7 million and $70.3 million, respectively, related to leased facilities in Linden and Fairfield under the build‑to‑suit accounting guidance. See Note 9 for further discussion.

9. Commitments and Contingencies

Lease and Other Commitments

The Company leases fulfillment centers and office space under non‑cancelable operating lease arrangements that expire on various dates through 2028. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs, and insurance, and contain renewal and escalation clauses. The Company recognizes rent expense under these arrangements on a straight‑line basis over the term of the lease. As of December 31, 2018 and 2017 deferred rent amounted to $6.0 million and $7.6 million, respectively, included in Other noncurrent liabilities and $0.8 million and $0.0 million, respectively, included in Other current liabilities in the accompanying Consolidated Balance Sheets.

In addition, the Company leases certain equipment under capital lease arrangements that expire at various dates through 2023.

In 2018, the Company entered into agreements to sublease a portion of its corporate offices. The subleases continue through the duration of the Company’s existing leases and entitle the Company to future minimum sublease payments of approximately $5.3 million as of December 31, 2018.

In July 2017, the Company approved a plan to transition all of its Jersey City fulfillment center operations to its fulfillment center in Linden. The Company’s Jersey City facility was occupied pursuant to a sublease expiring in 2018 and a lease expiring in 2025. In October 2017, the Company terminated its sublease expiring in 2018 with no material termination costs. Additionally, in November 2017, the Company entered into an agreement to sublease the remainder of its Jersey City facility. The sublease continues through the duration of the Company’s existing lease for the facility and entitles the Company to future minimum sublease payments of approximately $5.0 million as of December 31, 2018. The Company has non-cancelable future minimum lease payments of approximately $4.6 million to the original lessor of the facility as of December 31, 2018.

In March 2016, the Company signed a lease for a fulfillment center in Linden and in August 2016 the Company signed a lease for a fulfillment center in Fairfield, which expire in 2026 and 2028, respectively. As a result of the nature of the Company’s involvement in the construction of these leased fulfillment centers, the Company is considered to be the owner during the construction period for accounting purposes. The Company follows build‑to‑suit accounting for these arrangements and capitalized the fair value of the buildings and direct construction costs incurred along with a corresponding facility financing liability. At the end of the construction period, the Company assessed whether these arrangements qualify for sales recognition under sale‑leaseback accounting guidance. Upon substantial completion of the construction phase of the new facilities in New Jersey and California in June 2017 and December 2017, respectively, the Company performed a sale-leaseback analysis pursuant to Accounting Standards Codification (“ASC”) 840 – Leases, to determine the appropriateness of removing the previously capitalized assets from the Consolidated Balance Sheets. The Company concluded that components of “continuing involvement” were evident as a result of this analysis, thereby failing the sale-leaseback tests which precludes the derecognition of the related assets from the Consolidated Balance Sheets. In conjunction with the leases, the Company also recorded a facility financing obligation equal to the fair market value of the assets received from the landlords. At the end of the lease terms, including exercise of any renewal options, the difference between the remaining facility financing obligation and the net carrying value of the fixed assets will be recognized as a non-cash gain or loss on sale of the properties. The Company does not report rent expense for the leases. Rather, rental payments under the leases are recognized as a reduction of the financing obligation and interest expense and the associated assets capitalized throughout the construction projects are depreciated over the determined useful life.

As an additional step in the 2017 company-wide realignment discussed in Note 17, the Company performed a review of its real estate needs and decided to no longer pursue its planned build-out of the Fairfield facility. As a result, the Company is evaluating potential alternatives for the leased property, which the Company took possession of in December 2017 upon completion of the building structure by the landlord. The Company has future non-cancelable minimum lease payments of $36.9 million through 2028 as of December 31, 2018.

As of December 31, 2018, the aggregate future non‑cancelable minimum lease payments consist of the following:

	Capital	Build-to-Suit	Operating
Years Ended December 31:	Leases	Leases	Leases
	(In thousands)
2019	$241	$4,798	$10,900
2020	176	4,918	5,995
2021	41	5,041	5,916
2022	23	5,167	5,480
2023	4	5,297	4,728
Thereafter	—	19,911	11,289
	$485	$45,132	$44,308
Less: amount representing interest and taxes	(32)
Lease obligations net of interest and taxes	453
Less: current portion of capital lease obligations	(238)
Noncurrent portion of capital lease obligations	$215

Rent expense was $10.3 million, $14.0 million and $10.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is recognized in Product, technology, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

As of December 31, 2018, 2017 and 2016, the current portion of the Company’s capital lease obligations is a component of Other current liabilities on the Consolidated Balance Sheet and the noncurrent portion of the Company’s capital lease obligations is a component of Other noncurrent liabilities on the Consolidated Balance Sheets.

Letters of Credit

As of December 31, 2018 and 2017, the Company had $3.1 million and $4.1 million, respectively, in letters of credit issued. The letters of credit serve as security primarily for fulfillment centers and office space leases entered into by the Company. As of December 31, 2018 and 2017 the letters of credit were collateralized by noncurrent restricted cash of $1.7 million and $2.4 million, respectively. As of December 31, 2018 and 2017 the beneficiaries of the letters of credit had not drawn upon any of the letters of credit.

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

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s June 2017 initial public offering, or the IPO.  The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop.  Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018.  Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018. The motion to dismiss remains pending before the Court. The Company is also subject to two putative class action lawsuits filed in New York Supreme Court alleging federal securities law violations in connection with the IPO, which are substantially similar to the above-referenced federal court action.  The parties have entered into stipulations staying the state court actions pending resolution of the motion to dismiss filed in the federal court action.  The Company is unable to provide any assurances as to the ultimate outcome of any of these lawsuits or that an adverse resolution of any of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a shareholder derivative action filed in the Delaware Court of Chancery.  The plaintiff seeks a declaratory judgment challenging the validity of a provision of the Company’s restated certificate of incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court.  On December 19, 2018, the Court entered summary judgment in favor of the plaintiff. The Company currently intends to appeal the Court’s ruling at the appropriate time. The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act (“PAGA”) on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law.  The parties are presently engaged in discovery in the PAGA case and were discussing mediation when plaintiffs’ counsel filed a separate class action lawsuit, also in California Superior Court, alleging largely the same claims, but covering a longer period. The Company has removed this subsequent case to federal court and believes that it is likely that the two cases will be consolidated.  The Company is currently unable to provide any assurances as to the ultimate outcome of these lawsuits or that adverse resolution of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On July 20, 2018, one of the Company’s suppliers, West Liberty Foods, L.L.C., (i) made an arbitration demand against the Company with JAMS, and (ii) together with certain related entities, filed a lawsuit against the Company in Iowa state court.  The arbitration demand alleges breach of contract, fraud, and other common law claims in connection with, among other things, a dispute under the supply agreement between the parties related to the purchase of certain beef and poultry inventory of the supplier.  The lawsuit, which has been removed to the U.S. District Court for the Southern District of Iowa, alleges breach of oral contract and other common law claims in connection with a purported agreement between the Company and the supplier relating to the supplier’s acquisition of another company. On December 28, 2018, the Court denied the Company’s motion to dismiss the plaintiffs’ amended complaint. The parties are presently engaged in discovery in both the lawsuit and arbitration. The Company is currently unable to provide any assurances as to the ultimate outcome of this matter or that an adverse resolution of this matter would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Sales Tax

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

In May 2017, the Company issued 42,687 shares of Class A common stock in exchange for an equal number of shares of outstanding Class C common stock and agreed to hold back an additional 10,285 shares of Class A common stock as security for potential claims for indemnification related to its acquisition of certain assets of BN Ranch, LLC, rather than an equal number of shares of Class C common stock. The acquisition hold back was settled in Class A common stock in June 2018.

In connection with the IPO, the Company’s board of directors adopted the 2017 Equity Incentive Plan as discussed in Note 12. Additionally, in connection with the IPO, on July 5, 2017, the Company issued 30,000,000 shares of Class A common stock and all outstanding shares of convertible preferred stock converted into Class B common stock, as discussed in Note 11.

11. Convertible Preferred Stock

In connection with the IPO, on July 5, 2017, all outstanding shares of convertible preferred stock converted into Class B common stock. As of December 31, 2018 and December 31, 2017, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized for issuance, with none issued or outstanding. The following table summarizes the Company’s authorized, issued and outstanding convertible preferred stock as of December 31, 2016:

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

The Company recorded the convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company classified its convertible preferred stock outside of Stockholders’ equity (deficit) because, in the event certain circumstances occurred in connection with certain liquidation events, the shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable at the balance sheet dates.

Prior to the conversion of all outstanding shares of convertible preferred stock into Class B common stock in connection with the IPO, the holders of the Company’s preferred stock had various rights, preferences, and privileges as follows:

Conversion Rights

Each share of the Company’s Series A convertible preferred stock (“Series A”), Series B convertible preferred stock (“Series B”), Series C convertible preferred stock (“Series C”), and Series D convertible preferred stock (“Series D”) was convertible, at the option of the holder, at any time and without the payment of additional consideration, into Class B common stock determined by dividing the original issue price by the applicable conversion price, as described below. The original issue price per share was $4.0751 for the Series A, $10.9837 for the Series B, $16.6586 for the Series C, and $13.3269 for the Series D (in each case, as adjusted for certain recapitalizations, splits, combinations, common stock dividends, or similar events). At December 31, 2016, the conversion prices per share were $0.0815 for the Series A, $0.2197 for the Series B, $3.3317 for the Series C, and $13.3269 for the Series D. As of

December 31, 2016, at the conversion ratio, the Series A would have converted on a 50-for-1 basis into Class B common stock, the Series B would have converted on a 50-for-1 basis into Class B common stock, the Series C would have converted on a 5-for-1 basis into Class B common stock, and the Series D would have converted on a 1-for-1 basis into Class B common stock.

All of the Company’s shares of convertible preferred stock would automatically convert into Class B common stock at the respective conversion price effective immediately prior to the earlier of: (a) the closing of an underwritten initial public offering of the Company’s common stock resulting in at least $50.0 million of gross proceeds to the Company and the listing of its common stock on an internationally recognized stock exchange, and (b) a date specified by vote or written consent of the holders of the majority of the Company’s then outstanding shares of convertible preferred stock (voting together as a single class on an as-converted to common stock basis), provided, however, that the conversion of the Series C and Series D also required the consent of the holders of a majority of the shares of the Series C and Series D, respectively.

Conversion Price Adjustments

The conversion price per share of the Series A, Series B, Series C, and Series D would have been reduced if the Company issued additional stock or rights to acquire stock (subject to certain limitations) without consideration or for consideration per share less than the Series A, Series B, Series C, and Series D conversion price in effect for that series.

Voting Rights

Each share of Class B common stock is entitled to ten votes. Each holder of preferred stock was entitled to ten votes for each whole share of Class B common stock into which the shares of preferred stock held by such holder was convertible. The holders of the Series B, voting exclusively and as a separate class, had the right to elect one director. The holders of the Series C, voting exclusively and as a separate class, had the right to elect one director. The holders of the Class B common stock, voting exclusively and as a separate class, had the right to elect four directors. The board of directors, by majority vote, had the right to elect the one remaining director.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, including a Deemed Liquidation Event (as defined below), the holders of the Series D then outstanding were entitled to be paid out of the assets available for distribution to the Company’s stockholders, before any payment would be made to the holders of Series A, Series B, Series C, or common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the Series D original issue price, plus any dividend declared but unpaid thereon, and (ii) such amount per share as would have been payable had all shares of Series D been converted into Class B common stock immediately prior to such liquidation, dissolution or winding-up (or such Deemed Liquidation Event).

After the payment of the liquidation amounts to the holders of Series D, the holders of the Series A, Series B, and Series C then outstanding would be entitled to be paid on a pari passu basis out of the remaining assets available for distribution to the Company’s stockholders, before any payment was to be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the applicable original issue price, plus any dividend declared but unpaid thereon, and (ii) such amount per share as would have been payable had all shares of the applicable series of Series A, Series B, and Series C had been converted into Class B common stock immediately prior to such liquidation, dissolution or winding-up (or Deemed Liquidation Event). As of December 31, 2016, the liquidation amount was $4.0751 per share for the Series A, $10.9837 per share for the Series B, $16.6586 per share for the Series C, and $13.3269 per share for the Series D.

After the payment of the liquidation amounts to the holders of the Series A, Series B, and Series C, the remaining assets available for distribution to the Company’s stockholders would be distributed among the holders of the common stock, pro rata based on the number of shares held by each such holder.

A “Deemed Liquidation Event” was defined for this purpose as any acquisition of the Company by means of merger or other form of corporate reorganization in which the Company’s outstanding shares were exchanged for securities or other consideration issued, or caused to be issued, by the acquiring corporation or its subsidiary (other than a reincorporation transaction) or a sale of all or substantially all of the Company’s assets.

Dividend Rights

The convertible preferred stockholders were entitled to receive dividends at a rate of $0.326 per annum for each share of Series A, $0.879 per annum for each share of Series B, $1.333 per annum for each share of Series C, and $1.06615 per annum for each share of Series D (in each case, as adjusted for any stock splits, stock dividends, combinations, subdivisions, recapitalizations, or the like). Such dividends were payable out of assets legally available therefore, were payable only when, as, and if declared by the board of directors and are not cumulative. No dividends were to be paid on the Series A, Series B, Series C, or common stock until the Series D received its dividend preference. After payment of the foregoing dividends to the holders of the Series D, no dividends were to be paid on the common stock until the Series A, Series B, and Series C received their dividend preference which would be distributed in proportion to the number of shares of Class B common stock that would be held by each stockholder if all shares of preferred stock were converted to Class B common stock. After the payment of the foregoing dividends to the holders of convertible preferred stock, any additional dividends declared by the board of directors out of funds legally available were to be shared equally among all outstanding shares on an as-converted basis. No dividends have been declared to date.

Redemption Rights

The Company’s convertible preferred stock did not contain any fixed or determinable redemption features, except in connection with a Deemed Liquidation Event.

12. Share‑based Compensation

The Company recognized share-based compensation for share-based awards of $16.3 million, $11.3 million, and $3.0 million during the years ended December 31, 2018, 2017, and 2016, respectively. For the years ended December 31, 2018 and 2017, the Company recognized $15.2 million and $10.6 million, respectively, in Product, technology, general, and administrative expenses and $1.1 million and $0.7 million, respectively, in Cost of goods sold, excluding Depreciation and amortization. For the year ended 2016, share-based compensation was primarily included in Product, technology, general, and administrative expenses.

Determination of Fair Value

The fair value of each stock option granted under the 2012 Equity Incentive Plan and the 2017 Equity Incentive Plan, except for a portion of the performance stock options and the Market Grant as discussed below, was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017			2016
Expected term (in years)	6.00	3.49	-	6.12	5.85	-	6.93
Risk-free interest rate	2.71%	1.79	-	2.27%	1.28	-	2.19%
Expected volatility	51.34%	46.35	-	60.15%	49.83	-	60.37%
Dividend rate	—			—			—

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

Expected Volatility — Prior to the Company’s initial public offering in July 2017, the Company did not have a trading history of its common stock. The expected volatility was derived from the average historical stock volatilities of several public companies within the Company’s industry that the Company considered to be comparable to the business over a period equivalent to the expected term of the share‑based awards. Since the initial public offering, the trading history of common stock is not yet commensurate with the expected term of the share‑based awards. The expected volatility has been derived using a combination the Company’s historical stock volatility, and the historical stock volatilities of several public companies within the Company’s industry that the Company considers to be comparable to the business over a period equivalent to the expected term of the share‑based awards.

Dividend Rate — The expected dividend is zero as the Company has not paid and does not anticipate paying any dividends in the foreseeable future.

Prior to the adoption of ASU 2016-09, the Company estimated its forfeiture rate based on an analysis of its actual forfeitures and evaluated the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differed from the Company’s estimates, the Company assessed if an adjustment to share‑based compensation was necessary. Upon adoption of ASU 2016-09 as of January 1, 2018, the Company recognizes stock compensation expense with forfeitures recognized as they occur.

Performance Stock Options

In 2018, the Company granted options to purchase 2,341,881 shares of its Class A common stock with a weighted-average exercise price of $2.97 to certain employees, including the Company’s executive officers. Such options are subject to vesting conditions that are tied to the achievement of certain stock price targets through June 30, 2020 and financial targets through December 31, 2019. A portion of the financial target options may, subject to certain conditions, accelerate in connection with a change in control event based on the time that has elapsed from the commencement of the applicable measurement period through the date of such change in control. The fair value of the financial target options was determined utilizing the Black-Scholes option-pricing model resulting in a total grant date fair value of $1.9 million to be recognized as expense over the derived service period of approximately two years to the extent it is probable that the performance condition will be achieved. The fair value of the stock price target options was determined utilizing the Monte Carlo simulation valuation model resulting in a total grant date fair value of $0.5 million to be recognized as expense over the derived service period of approximately two years.

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

In connection with the Corporate Reorganization as discussed in Note 10, Blue Apron Holdings, Inc. assumed Blue Apron, Inc.’s Restated 2012 Equity Incentive Plan, as previously amended, and then amended and restated the plan in its entirety. Following the assumption of the 2012 Equity Incentive Plan, outstanding options to purchase Blue Apron, Inc.’s common stock were automatically converted into options to purchase an equal number of shares of Class B common stock of Blue Apron Holdings, Inc. with no change in the applicable exercise price, vesting schedule, or term. Upon completion of the Corporate Reorganization and adoption of the 2017 Equity Incentive Plan, 47,656,712 shares of Class A and Class B common stock were reserved for issuance. Following the adoption and effectiveness of the 2017 Equity Incentive Plan, no additional awards have been granted under the 2012 Equity Incentive Plan.

As of December 31, 2018, 27,313,223 shares of Class A common stock remained available for future grants under the 2017 Equity Plan. As of December 31, 2017, 20,612,395 shares of Class A common stock remained available for future grants under the 2017 Equity Incentive Plan. As of December 31, 2016, 2,689,682 Class B common stock shares remained available for future grants under the 2012 Equity Incentive Plan. Under the 2017 Equity incentive plan an annual increase to the number of shares of Class A common stock issuable is added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including the fiscal year ending December 31, 2027. The increase is equal to the lesser of 10,000,000 shares of Class A common stock, 5% of the outstanding shares of Class A common stock, Class B common stock, and Class C capital stock, and an amount determined by the Board of Directors.

Executive Serverance Benefits Plan

During 2018, the Company adopted an executive severance benefits plan covering certain designated eligible executive officers of the Company, which provides for, among other things, severance benefits upon certain termination events, including full accelerated vesting of the executive officer's unvested, time-based equity awards if such executive officer is terminated without cause, or terminates his or her employment for good reason, within 12 months following a change in control of the Company.

Restricted Stock Units

The following table summarizes outstanding restricted stock units, which were granted under the 2017 Equity Incentive Plan:

	Number	Weighted-Average
	of	Grant Date
	Shares	Fair Value
Unvested — December 31, 2017	6,937,209	$6.39
Granted	8,953,063	3.02
Vested	(2,601,116)	4.81
Forfeited / canceled	(6,073,717)	4.56
Unvested — December 31, 2018	7,215,439	$4.31

For the years ended December 31, 2018 and 2017, 2,601,116 and 263,265 shares of restricted stock units vested and were released to employees under the 2017 Equity Incentive Plan. These shares primarily vest over a period of four years. Compensation expense related to the restricted stock units is recognized using the grant date fair value recognized evenly over the service period.

As of December 31, 2018 and 2017, the unrecognized share‑based compensation related to unvested restricted stock units was $26.2 million and $34.3 million, respectively. As of December 31, 2018 and 2017, these costs are expected to be recognized over a weighted-average period of 2.80 and 3.34 years. There were no restricted stock units outstanding as of December 31, 2016.

Stock Options

The following table summarizes outstanding options, which were granted under the 2012 Equity Incentive Plan and 2017 Equity Incentive Plan:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
	Number	Average	Remaining	Value of
	of	Exercise	Contractual	Outstanding
	Options	Price	Term	Options
			(Years)	(In thousands)
Outstanding — December 31, 2017	8,191,569	$8.53	8.28	$5,253
Granted	2,341,881	2.97
Exercised	(333,067)	0.77
Forfeited / canceled	(2,826,847)	5.42
Outstanding — December 31, 2018	7,373,536	$8.31	4.76	$331
Exercisable — December 31, 2018	4,283,434	$8.99	5.13	$331

The weighted‑average grant date fair value of options granted for the years ended December 31, 2018, 2017, and 2016 was $0.98, $4.84 and $2.29, respectively. The total intrinsic value of options exercised was $0.7 million, $14.4 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total grant date fair value of options vested for the years ended December 31, 2018, 2017, and 2016 was $6.4 million, $11.2 million and $3.2 million, respectively. For the years ended December 31, 2018, 2017, and 2016 the Company received $0.3 million, $1.0 million, and $0.4 million, respectively, from the exercise of share options granted under share‑based payment arrangements. There was no tax benefit realized from stock options exercised during these periods.

As of December 31, 2018, total unrecognized share‑based compensation related to unvested options was $7.1 million. As of December 31, 2017, and 2016, total unrecognized share-based compensation related to unvested options was $11.1 million, and $10.5 million, respectively, net of estimated forfeitures for the years ended December 31, 2017 and 2016. As of December 31, 2018, 2017, and 2016, the weighted-average recognition period was 1.48 years, 2.75 years, and 3.17 years, respectively.

Restricted Shares

The following table summarizes outstanding restricted shares, which were granted under the 2012 Equity Incentive Plan:

		Weighted-
		Average
	Number	Grant
	of	Date Fair
	Shares	Value
Unvested — December 31, 2017	28,750	$3.47
Granted	—	—
Exercised	—	—
Forfeited / canceled	—	—
Vested	(15,000)	3.47
Unvested — December 31, 2018	13,750	$3.47

In November 2015, the Company issued 60,000 shares of restricted stock to a nonemployee director of the Company. These shares vest over a period of four years. Compensation expense related to the restricted shares is recognized using the grant date fair value recognized evenly over the service period.

As of December 31, 2018 and 2017 the unrecognized share‑based compensation related to unvested shares of restricted stock was $0.0 million and $0.1 million, respectively.

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

Upon the closing of the Company’s IPO on July 5, 2017, all of the outstanding shares of convertible preferred stock automatically converted into 85,190,551 shares of Class B common stock at the applicable conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Accordingly, the two-class method is not applicable for the years ended December 31, 2018 and 2017 as the participating securities had previously converted into Class B common stock.

For the year ended December 31, 2016, the Company followed the two-class method when computing net income (loss) per share as the Company had issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, the two-class method did not apply for periods in which the Company had reported a net loss.

For the year ended December 31, 2018, the Company did not have any outstanding shares of Class C common stock. For the year ended December 31, 2016, the Company did not have any outstanding shares of Class A or Class C common stock. The rights, including the liquidation and dividend rights, of the Class A, Class B, and Class C common stock are substantially the same, other than voting rights.

	Year Ended December 31,
	2018		2017			2016
	Class A	Class B	Class A	Class B	Class C	Class B
(in thousands, except share and per-share data)
Numerator:
Net income (loss)	$(40,135)	$(82,014)	$(25,675)	$(184,452)	$(16)	$(54,886)
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(40,135)	$(82,014)	$(25,675)	$(184,452)	$(16)	$(54,886)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	63,309,251	129,369,663	15,645,852	112,401,537	9,941	65,425,609
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	63,309,251	129,369,663	15,645,852	112,401,537	9,941	65,425,609

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.63)	$(0.63)	$(1.64)	$(1.64)	$(1.64)	$(0.84)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.63)	$(0.63)	$(1.64)	$(1.64)	$(1.64)	$(0.84)

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Year Ended December 31,
	2018		2017			2016
	Class A	Class B	Class A	Class B	Class C	Class B
Stock options	1,611,904	7,117,611	—	10,162,118	—	7,390,067
Restricted shares	—	21,801	—	36,801	—	1,422,319
Restricted stock units	10,722,440	—	3,235,209	—	—	—
Convertible preferred stock	—	—	—	—	—	85,190,551
Total anti-dilutive securities	12,334,344	7,139,412	3,235,209	10,198,919	—	94,002,937

14. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current provisions for income taxes:
Federal	$—	$—	$—
State	88	15	108
Total current	88	15	108
Deferred tax benefit:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Provision for income taxes	$88	$15	$108

On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law (the “U.S. Tax Act”). The U.S. Tax Act contains several key provisions including the reduction of the corporate income tax rate to 21% as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets, and reductions in the amount of executive pay that could qualify as a tax deduction. The Company reasonably estimated the effects of the U.S. Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. In 2018, the Company completed our determination of the accounting implications of the U.S. Tax Act and recorded no adjustments to the provisional amounts.

A reconciliation of the provisions (benefits) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is shown as follows:

	Year Ended December 31,
	2018	2017	2016
Tax at statutory federal rate	21.00%	35.00%	35.00%
State tax — net of federal benefit	(0.09)%	(0.03)%	(0.13)%
Change in valuation allowance	(20.29)%	(9.27)%	(37.71)%
Effect of U.S. tax law change	—%	(21.52)%	—%
Share-based compensation	(0.47)%	(1.63)%	(1.28)%
Charitable contributions	—%	0.81%	3.47%
Convertible note	—%	(2.88)%	—%
Other	(0.22)%	(0.49)%	0.45%
Provision for income taxes	(0.07)%	(0.01)%	(0.20)%

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Tax attribute carryforwards	$92,837	$68,364
Inventories	3,323	4,729
Accruals, reserves, and other	13,614	8,159
Gross deferred tax assets	109,774	81,252
Valuation allowance	(109,774)	(81,252)
Total deferred tax assets	$—	$—

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Each reporting period the Company assesses the recoverability of its deferred tax assets and are required to establish a valuation allowance for any portion of the assets that the Company concludes is not more likely than not realizable. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a valuation allowance of $109.8 million and $81.3 million against the net U.S. deferred tax assets as of December 31, 2018 and 2017, respectively. The valuation allowance increased by $28.5 million and $24.9 million during 2018 and 2017, respectively. The increase in valuation allowance during 2018 is primarily a result of additional losses generated. The increase in valuation allowance during 2017 is primarily as a result of additional losses generated, net of the remeasurement of deferred tax assets based upon changes to the U.S. Corporate income tax rate.

As of December 31, 2018 and 2017, the Company had U.S. federal net operating loss carryforwards of $319.0 million and $195.2 million, respectively, and state net operating loss carryforwards of $143.7 million and $96.4 million, respectively. The federal net operating loss carryforwards generated through the year ended December 31, 2017 may be subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized. The federal net operating loss carryforwards generated during the year ended December 31, 2018 may be subject to limitations under applicable tax laws and do not expire. The state net operating loss carryforwards may be subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized.

The Company’s tax attributes may be limited by the ownership provisions of Section 382 of the Internal Revenue Code. As a result, if the Company experienced an “ownership change” during any three-year period, its use of these tax attributes may be limited. The Company has not performed a detailed analysis to determine if an ownership change has occurred.

Uncertain Tax Positions

As of December 31, 2018 and 2017, the Company had gross unrecognized tax benefits of $1.4 million and $1.6 million, respectively, none of which would materially impact the effective tax rate if realized during the year due to the Company’s full valuation allowance position. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the provision for income tax. The Company believes that it is reasonably possible that a decrease of up to $1.2 million in unrecognized tax benefits may occur within the coming year.

The activity related to the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Gross unrecognized tax benefits—beginning balance	$1,554	$855	$341
Increases related to tax positions taken in prior years	977	323	—
Decreases related to tax positions taken in prior years	(377)	(1)	(12)
Increases related to tax positions taken during current year	—	377	526
Decreases related to tax positions taken during the current year	—	—	—
Decreases related to settlements	(787)	—	—
Gross unrecognized tax benefits—ending balance	$1,367	$1,554	$855

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, respectively, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$88,509	$—	$—	$88,509
Total financial assets	$88,509	$—	$—	$88,509

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$162,963	$—	$—	$162,963
Total financial assets	$162,963	$—	$—	$162,963

As of December 31, 2018 and 2017, the Company had $88.5 million and $163.0 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. During the years ended December 31, 2018, 2017, and 2016, the Company did not have net realized gains or losses related to its financial assets.

As of December 31, 2018 and 2017, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

Embedded Debt Derivative

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

On July 5, 2017, upon the closing of the IPO, the outstanding principal amount and all accrued and unpaid interest on the convertible notes were automatically converted into 7,023,201 shares of Class B common stock. Upon conversion and the settlement of the convertible notes, the derivative liability was reduced to $0.0 million. The loss recognized from the settlement of the convertible notes was $21.0 million in Other income (expense), net, resulting in a total net loss of $15.0 million on the extinguishment of the convertible notes during the year ended December 31, 2017. During the years ended December 31, 2018 and 2016, the Company had no derivative liabilities.

Level 3
Financial liabilities (in thousands)
Balance — December 31, 2016	$—
Issuance of convertible notes derivative	15,429
Change in fair value of derivative	(6,020)
Settlement of convertible notes	(9,409)
Balance — December 31, 2017	$—

Non-Financial Assets

Certain non-financial assets, such as long-lived assets, are only recorded at fair value if an impairment loss is recognized. Impairment losses recognized for the years ended December 31, 2018, 2017, and 2016 were $0.0 million, $9.5 million, and $0.0 million, respectively. The following table presents non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses recorded during the year ended December 31, 2017 on those assets. Non-recurring fair value measurements for the year ended December 31, 2017 included the following:

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

17. Restructuring Costs

In November 2018, the Company implemented a workforce reduction to support its strategic priorities, which resulted in a reduction of approximately 4% of the Company’s total workforce. As a result, the Company recorded $2.2 million in restructuring costs in Other operating expense, including employee-related expenses, primarily consisting of severance payments, substantially all of which will result in cash expenditures, and asset write offs related to abandoned capital projects. In October 2017, the Company implemented a company-wide realignment of personnel to support its strategic priorities. This realignment resulted in a reduction of approximately 6% of the Company’s total workforce across both the Company’s corporate offices and fulfillment centers. As a result of the realignment, the Company recorded $3.1 million in employee-related expenses in Other operating expense, primarily consisting of severance payments, substantially all of which resulted in cash expenditures. The following table summarizes the activity for the employee-related expenses discussed above and the related accruals recorded in Accrued expenses and other current liabilities:

Employee-Related Costs
(In thousands)
Balance — December 31, 2016	$—
Charges	3,100
Cash payments	(2,425)
Other	—
Balance — December 31, 2017	$675
Charges	1,600
Cash payments	(1,426)
Other	(134)
Balance — December 31, 2018	$715

18. Subsequent Events

Lease Commitments

On January 29, 2019, the Company amended the lease related to its fulfillment center in Richmond, California to extend the lease term from May 31, 2019 to May 31, 2022. In connection with the lease amendment, the Company prepaid approximately $2.1 million of rent to cover the final six months of the lease term. The Company has non-cancelable future minimum lease payments of approximately $11.2 million.

Restructuring Costs

On January 30, 2019, the Company announced that it is transferring a substantial portion of the production volume from its Arlington, Texas fulfillment center to its Linden, New Jersey fulfillment center. The Company has notified employees at the Arlington Facility that it will be modifying production shift schedules in accordance with a sixty (60)-day transition plan, and the new schedules are expected to go into effect on or around April 1, 2019. The Arlington fulfillment center will continue to serve customers in several geographic regions. The Company expects to incur approximately $1.0 million in restructuring costs, consisting of employee-related and other exit costs, which will primarily result in cash expenditures, in the first and second quarters of 2019.

Schedule II: Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charges to Costs and Expenses	Other	Reductions		Balance at End of Period
	(In thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal year ended December 31, 2018	$81,252	$-	$28,522	$-		$109,774
Fiscal year ended December 31, 2017	56,354	-	70,109	(45,211)	(1)	81,252
Fiscal year ended December 31, 2016	33,474	-	22,880	-		56,354

Inventory Valuation Reserve:
Fiscal year ended December 31, 2018	$3,057	$3,241	$-	$(4,733)		$1,565
Fiscal year ended December 31, 2017	1,033	3,390	-	(1,366)		3,057
Fiscal year ended December 31, 2016	758	1,422	-	(1,147)		1,033

Credits and Refund Reserve:
Fiscal year ended December 31, 2018	$1,003	$25,213	$-	$(25,123)		$1,094
Fiscal year ended December 31, 2017	1,235	32,072	-	(32,304)		1,003
Fiscal year ended December 31, 2016	1,359	28,270	-	(28,394)		1,235

(1)

The carrying value of the deferred tax assets is determined by the enacted US corporate federal and state income tax rate. The Company remeasured the deferred tax assets as of December 31, 2017 based on the rates at which they are expected to reverse in the future, which is generally at the corporate income tax rate of 21%. This resulted in a $45.2 million decrease in the deferred tax assets and corresponding decrease to the valuation allowance.