Form 10-Q
period 2019-03-31
Blue Apron Holdings, Inc.
filed 2019-04-30
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	95,521,128 shares outstanding as of March 31, 2019
Class B Common Stock, $0.0001 par value	99,560,837 shares outstanding as of March 31, 2019
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of March 31, 2019

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,114	$95,615
Accounts receivable, net	341	494
Inventories, net	33,036	33,634
Prepaid expenses and other current assets	7,773	11,116
Other receivables	931	1,143
Total current assets	141,195	142,002
Restricted cash	1,693	1,692
Property and equipment, net	202,326	209,515
Other noncurrent assets	3,682	1,690
TOTAL ASSETS	$348,896	$354,899
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$22,357	$22,573
Accrued expenses and other current liabilities	31,234	32,594
Deferred revenue	10,305	12,372
Total current liabilities	63,896	67,539
Long-term debt	82,693	82,603
Facility financing obligation	71,696	71,696
Other noncurrent liabilities	13,167	13,759
TOTAL LIABILITIES	231,452	235,597
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 95,521,128 and 78,601,089 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	10	8
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 99,560,837 and 115,710,547 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	10	11
Class C common stock, par value of $0.0001 per share — 500,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	593,597	590,521
Accumulated deficit	(476,173)	(471,238)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	117,444	119,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$348,896	$354,899

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net revenue	$141,890	$196,690
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	82,704	129,332
Marketing	14,234	39,329
Product, technology, general, and administrative	39,148	49,488
Depreciation and amortization	8,604	8,404
Other operating expense	230	—
Total operating expenses	144,920	226,553
Income (loss) from operations	(3,030)	(29,863)
Interest income (expense), net	(2,232)	(1,777)
Income (loss) before income taxes	(5,262)	(31,640)
Benefit (provision) for income taxes	(13)	(25)
Net income (loss)	$(5,275)	$(31,665)

Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	$(0.03)	$(0.17)
Diluted	$(0.03)	$(0.17)
Weighted-average shares used to compute net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	194,698,505	191,494,036
Diluted	194,698,505	191,494,036

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Class A		Class B		Class C		Additional		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
2019
Balance — December 31, 2018	78,601,089	$8	115,710,547	$11	—	$—	$590,521	$(471,238)	$119,302
Conversion from Class B to Class A common stock	16,561,377	2	(16,561,377)	(2)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	358,662	0	411,667	1	—	—	102	—	103
Share-based compensation	—	—	—	—	—	—	2,974	—	2,974
Impact of adoption of accounting standard update	—	—	—	—	—	—	—	340	340
Net income (loss)	—	—	—	—	—	—	—	(5,275)	(5,275)
Balance — March 31, 2019	95,521,128	$10	99,560,837	$10	—	$—	$593,597	$(476,173)	$117,444

2018
Balance — December 31, 2017	37,657,649	$4	153,727,228	$15	—	$—	$572,528	$(348,697)	$223,850
Conversion from Class B to Class A common stock	19,239,436	2	(19,239,436)	(2)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	233,927	0	150,905	0	—	—	46	—	46
Share-based compensation	—	—	—	—	—	—	4,595	—	4,595
Impact of adoption of accounting standard update	—	—	—	—	—	—	392	(392)	—
Net income (loss)	—	—	—	—	—	—	—	(31,665)	(31,665)
Balance — March 31, 2018	57,131,012	$6	134,638,697	$13	—	$—	$577,561	$(380,754)	$196,826

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,275)	$(31,665)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	8,604	8,404
Loss (gain) on disposal of property and equipment	110	514
Changes in reserves and allowances	(671)	(581)
Share-based compensation	2,835	4,215
Non-cash interest expense	125	645
Changes in operating assets and liabilities:
Receivables	314	1,059
Inventories	1,216	2,972
Prepaid expenses and other current assets	3,180	(2,649)
Accounts payable	279	(2,247)
Accrued expenses and other current liabilities	(1,319)	4,642
Deferred revenue	(1,727)	(4,763)
Other noncurrent assets and liabilities	(2,533)	(1,006)
Net cash from (used in) operating activities	5,138	(20,460)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	(1)	125
Purchases of property and equipment	(1,734)	(5,077)
Proceeds from sale of property and equipment	67	430
Net cash from (used in) investing activities	(1,668)	(4,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt issuance costs	(7)	—
Proceeds from exercise of stock options	102	46
Principal payments on capital lease obligations	(66)	(61)
Net cash from (used in) financing activities	29	(15)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,499	(24,997)
CASH AND CASH EQUIVALENTS — Beginning of period	95,615	228,514
CASH AND CASH EQUIVALENTS — End of period	$99,114	$203,517
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$—	$—
Cash paid for interest	$2,174	$1,720
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$—	$184
Non-cash additions to property and equipment	$138	$380
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$250	$1,509

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

When used in these notes, Blue Apron Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.”

The Company creates original recipes, which are sent along with fresh, high-quality, seasonal ingredients, directly to customers for them to prepare, cook, and enjoy. The Company creates meal experiences around original recipes every week based on what’s in-season with farming partners and other suppliers. Customers can choose which recipes they would like to receive in a given week, and the Company delivers those recipes to their doorsteps along with the pre-portioned ingredients required to cook those recipes. In 2018, the Company also introduced meal solutions that can be accessed in a retail environment or through on-demand delivery.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2019 and December 31, 2018, results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2019 (the “Annual Report”). The Company adopted Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606) as of January 1, 2019 using a modified retrospective approach. See Revenue Recognition below for further discussion. There have been no other significant changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Annual Report.

The accompanying Consolidated Financial Statements include the accounts of Blue Apron Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”).

Revenue Recognition

The Company adopted ASU 2014-09,  Revenue from Contracts with Customers (Topic 606), as of January 1, 2019. The Company primarily generates revenue from the sale of its products to customers, including meals, wine and kitchen tools. For the three months ended March 31, 2019 and 2018, the Company derived substantially all of its Net revenue from sales of its meals.

The Company's revenue contracts represent a single performance obligation to sell its products to its customers. The Company recognizes revenue upon transfer of control, including passage of title to the customer and transfer of risk of loss related to the products, in an amount that reflects the consideration the Company expects to be entitled to. In general, the Company charges credit cards in advance of shipment. Transfer of control generally passes upon delivery to the customer. Sales taxes imposed on the Company’s sales are presented on a net basis in the Consolidated Statements of Operations, and therefore do not impact Net revenue or Cost of goods sold, excluding depreciation and amortization.

The Company deducts promotional discounts, actual customer credits and refunds as well as credits and refunds expected to be issued to determine Net revenue. Customers who receive a damaged meal or wine order or are dissatisfied with an order and contact the Company within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at the Company's sole discretion. Credits only remain available for customers who maintain a valid account with the Company. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund. The Company estimates and records expected credits and refunds based on prior history, recent trends, and projections for credits and refunds on sales in the current period. Reserves for credits and refunds are included within Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

The Company periodically enters into agreements with third parties to market the Company’s products. The Company records revenue from such arrangements at the gross amount as the Company is the principal in these arrangements as it is primarily responsible for fulfilling the goods to customers, provides primary customer service for such products sold on its website, has latitude in establishing price and selecting such products sold on its website, and maintains inventory risk.

The Company has two types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased, which are included in Deferred revenue on the Consolidated Balance Sheet, and are recognized as revenue upon transfer of control of its products, and (ii) unredeemed gift cards and other prepaid orders, which are included in Deferred revenue on the Consolidated Balance Sheet, and are recognized as revenue when gift cards are redeemed and the products are delivered. Certain gift cards are not expected to be redeemed, also known as breakage, and are recognized as revenue over the expected redemption period, subject to requirements to remit balances to governmental agencies.

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $10.3 million as of March 31, 2019 and $12.4 million as of December 31, 2018, respectively. During the three months ended March 31, 2019, the Company recognized $10.2 million to Net revenue from the Deferred revenue at December 31, 2018.

The Company adopted ASU 2014-09 using a modified retrospective approach and recognized $0.3 million cumulative-effect adjustment to reduce Accumulated deficit as of January 1, 2019. The cumulative-effect adjustment to Accumulated deficit was due to breakage of gift cards to the extent there is no requirement for remitting balances to governmental agencies. Under the modified retrospective approach, prior period balances are not retrospectively adjusted.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued its final standard on lease accounting, Accounting Standards Update No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, to add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to improve and clarify certain aspects of ASU No. 2016-02. In January 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, to improve and clarify aspects of ASU No. 2016-02. For the Company, the new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact this new guidance will have on its Consolidated Financial Statements.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09,  Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The new guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Principal versus Agent Considerations), to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing), to clarify the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with

Customers (Narrow-Scope Improvements and Practical Expedients), to clarify the implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts, and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, (Revenue from Contracts with Customers), to clarify the guidance or to correct unintended application of guidance. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, to add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. The Company adopted the new standard as of January 1, 2019, using a modified retrospective approach and recognized $0.3 million cumulative-effect adjustment to reduce Accumulated deficit as of January 1, 2019.

3. Inventories, Net

Inventories, net consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Fulfillment	$2,640	$3,050
Product	30,396	30,584
Inventories, net	$33,036	$33,634

Product inventory primarily consists of bulk and prepped food, containers, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Prepaid insurance	$5,454	$6,374
Other current assets	2,319	4,742
Prepaid expenses and other current assets	$7,773	$11,116

5. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Computer equipment	$11,111	$10,969
Capitalized software	16,226	15,701
Fulfillment equipment	54,990	54,187
Furniture and fixtures	3,725	3,724
Leasehold improvements	41,397	41,408
Buildings(1)	148,507	148,507
Construction in process	2,231	2,207
Property and equipment, gross	278,187	276,703
Less: accumulated depreciation and amortization	(75,861)	(67,188)
Property and equipment, net	$202,326	$209,515

(1)

Includes build-to-suit lease arrangements in Linden, New Jersey and Fairfield, California where the Company is considered the owner for accounting purposes, of which $62.1 million was included in Buildings as of March 31, 2019 and December 31, 2018. Costs incurred directly by the Company relating to these arrangements were $82.3 million as of March 31, 2019 and December 31, 2018. Capitalized interest for construction projects related to build-to-suit lease arrangements was $4.2 million as of March 31, 2019 and December 31, 2018.

In October 2017, the Company performed a review of its real estate needs and decided to no longer pursue its planned build-out of the Fairfield facility and as a result, recorded an impairment charge of $3.2 million. The Company is pursuing potential alternatives for the leased Fairfield property. As of March 31, 2019, the Company had future non-cancelable minimum lease payments of $36.4 million through 2028 related to this facility.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Accrued compensation	$11,305	$12,909
Accrued credits and refunds reserve	1,127	1,180
Accrued marketing expenses	5,027	6,027
Accrued shipping expenses	4,749	1,910
Other current liabilities	9,026	10,568
Accrued expenses and other current liabilities	$31,234	$32,594

7. Deferred Revenue

Deferred revenue consists of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Cash received prior to fulfillment	$7,437	$7,029
Gift cards, prepaid orders, and other	2,868	5,343
Deferred revenue	$10,305	$12,372

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

As of March 31, 2019 and December 31, 2018, the Company had $83.6 million in outstanding borrowings and $1.4 million in issued letters of credit under the revolving credit facility. The remaining amount available to borrow as of March 31, 2019 and December 31, 2018 was $0.0 million. The Company incurred and capitalized $0.5 million in deferred financing costs in long-term debt in connection with the revolving credit facility in August 2016. In conjunction with the refinancing in October 2018, the Company incurred and capitalized $0.9 million in deferred financing costs in long-term debt, which will be amortized over the new term. As of March 31, 2019 and December 31, 2018, the total unamortized deferred financing costs was $0.9 million and $1.0 million, respectively.

As of March 31, 2019 and December 31, 2018, outstanding borrowings of long-term debt consisted of the following:

		March 31,	December 31,
	Maturity Date	2019	2018
		(In thousands)
Revolving credit facility	February 2021	$83,578	$83,578
Weighted average interest rate		6.80%	6.41%

Prior to the credit facility refinancing, borrowings under the revolving credit facility bore interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one month interest period plus 1.00% (“the base rate”), plus in each case a margin ranging from 0.50% to 1.00% or (2) an adjusted LIBOR rate (“the eurodollar rate”) plus a margin ranging from 1.50% to 2.00%, based on the Company’s total leverage ratio for the preceding four fiscal quarters and the Company’s status as a public or non-public company. Subsequent to the credit facility refinancing, base rate loans bear interest at a rate equal to the base rate plus 3.00% and eurodollar rate loans bear interest at a rate equal to the eurodollar rate plus 4.00%. As of March 31, 2019 and December 31, 2018, the Company had outstanding borrowings of $83.6 million utilizing the eurodollar rate. As of March 31, 2019 and December 31, 2018, the Company had outstanding borrowings of $0.0 million utilizing the base rate. The Company is also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%. The Company incurred unused commitment fees related to the revolving credit facility of $0.0 million during the three months ended March 31, 2019 and March 31, 2018.

The obligations under the revolving credit facility are guaranteed by the guarantor as defined in the revolving credit and guaranty agreement, Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. The October 2018 amendment to the revolving credit facility made certain additional changes to affirmative and financial reporting covenants and various negative covenants restricting the activities of the Company and its subsidiaries. In addition, the revolving credit facility requires the Company to comply with certain additional financial covenants, including to maintain a minimum aggregate liquidity balance of $50.0 million and, in the event the Company has positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement. As of March 31, 2019 and December 31, 2018, the Company was in compliance with all of the covenants under the revolving credit facility.

Facility Financing Obligation

As of March 31, 2019 and December 31, 2018, the Company had a facility financing obligation of $71.7 million related to leased facilities in Linden and Fairfield under the build-to-suit accounting guidance.

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

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act (“PAGA”) on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law. Plaintiffs’ counsel filed a separate class action lawsuit alleging largely the same claims, but covering a longer period, which is now pending in the United States District Court for the Northern District of California. The Company believes that it is likely that the two cases will be consolidated, and the parties are preparing for mediation in an attempt to resolve both cases. The Company is currently unable to provide any assurances as to the ultimate outcome of these lawsuits or that adverse resolution of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

10. Share-based Compensation

The Company recognized share-based compensation for share-based awards of $2.8 million and $4.2 million during the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, the Company recognized $2.6 million and $3.7 million of share-based compensation in Product, technology, general, and administrative expenses and $0.2 million and $0.5 million in Cost of goods sold, excluding depreciation and amortization, respectively.

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

The rights, including the liquidation and dividend rights, of the Class A, Class B, and Class C common stock are substantially the same, other than voting rights. For the three months ended March 31, 2019 and 2018, the Company did not have any outstanding shares of Class C common stock.

	Three Months Ended March 31,
	2019			2018
	Class A	Class B	Class C	Class A	Class B	Class C
(in thousands, except share and per-share data)
Numerator:
Net income (loss)	$(2,313)	$(2,962)	$—	$(7,777)	$(23,888)	$—
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(2,313)	$(2,962)	$—	$(7,777)	$(23,888)	$—
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	85,379,756	109,318,749	—	47,035,065	144,458,971	—
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	85,379,756	109,318,749	—	47,035,065	144,458,971	—

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.03)	$(0.03)	$—	$(0.17)	$(0.17)	$—
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.03)	$(0.03)	$—	$(0.17)	$(0.17)	$—

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended March 31,
	2019			2018
	Class A	Class B	Class C	Class A	Class B	Class C
Stock options	1,513,531	5,235,546	—	—	8,544,099	—
Restricted shares	—	12,458	—	—	27,458	—
Restricted stock units	10,623,145	—	—	9,478,025	—	—
Convertible preferred stock	—	—	—	—	—	—
Total anti-dilutive securities	12,136,676	5,248,004	—	9,478,025	8,571,557	—

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$91,979	$—	$—	$91,979
Total financial assets	$91,979	$—	$—	$91,979

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$88,509	$—	$—	$88,509
Total financial assets	$88,509	$—	$—	$88,509

As of March 31, 2019 and December 31, 2018, the Company had $92.0 million and $88.5 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. During the three months ended March 31, 2019 and  2018, the Company did not have realized gains or losses related to its financial assets.

As of March 31, 2019 and December 31, 2018, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

13. Restructuring Costs

In January 2019, the Company announced that it was transferring a substantial portion of the production volume from its Arlington, Texas fulfillment center to its Linden, New Jersey fulfillment center. The Arlington fulfillment center continues to serve customers in several geographic regions. As a result of the action the Company expects to incur approximately $1.0 million in total restructuring costs in the first half of 2019, consisting of employee-related and other exit costs, which will primarily result in cash expenditures.  During the three months ended March 31, 2019, the Company recorded $0.2 million of employee-related expenses, primarily consisting of severance payments, in Other operating expense and $0.0 million of accelerated depreciation in Depreciation and amortization.

In November 2018, the Company implemented a workforce reduction to support its strategic priorities, which resulted in a reduction of approximately 4% of the Company’s total workforce. As a result, the Company recorded $2.2 million in total restructuring costs in Other operating expense, including employee-related expenses, substantially all of which resulted in cash expenditures, and asset write offs related to abandoned capital projects, all of which were recorded during  the three months ended December 31, 2018.

The following table summarizes the activity for the restructuring charges discussed above and the related accruals recorded in Accrued expenses and other current liabilities:

	Employee-Related Costs	Incremental Depreciation	Total
	(In thousands)	(In thousands)	(In thousands)
Balance — December 31, 2018	$715	$—	$715
Charges	230	38	268
Cash payments	(540)	—	(540)
Charges against assets	—	(38)	(38)
Other	(35)	—	(35)
Balance — March 31, 2019	$370	$—	$370

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 25, 2019.  The following discussion contains forward‑looking statements that reflect our plans, estimates, and beliefs.  Our actual results could differ materially from those discussed in the forward‑looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” under Part II, Item 1A, below.  In this discussion, we use financial measures that are considered non‑GAAP financial measures under Securities and Exchange Commission rules.  These rules require supplemental explanation and reconciliation, which is included elsewhere in this Quarterly Report on Form 10-Q.  Investors should not consider non‑GAAP financial measures in isolation from or in substitution for financial information presented in compliance with U.S. generally accepted accounting principles.  In the below discussion, we use the term basis points to refer to units of one‑hundredth of one percent.

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

	Three Months Ended
	March 31,
	2019	2018
Net revenue	$141,890	$196,690
Adjusted EBITDA	$8,639	$(17,244)
Net cash from (used in) operating activities	$5,138	$(20,460)
Free cash flow	$3,404	$(25,537)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2018	2018	2018	2018	2019
Orders (in thousands)	3,474	3,122	2,647	2,418	2,482
Customers (in thousands)	786	717	646	557	550
Average Order Value	$56.58	$57.34	$56.79	$58.12	$57.15
Orders per Customer	4.4	4.4	4.1	4.3	4.5
Average Revenue per Customer	$250	$250	$233	$252	$258

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

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine or market products sold on our e‑commerce platforms in a given reporting period.  For example, the number of Customers in the three months ended March 31, 2019 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the quarter ended March 31, 2019.  We view the number of Customers as a key indicator of our scale and financial performance.  Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, Orders per Customer and Average Revenue per Customer.

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

Free Cash Flow

Free cash flow is a non-GAAP financial measure that is calculated as net cash from (used in) operating activities less purchases of property and equipment. We have presented free cash flow in this Quarterly Report on Form 10-Q because it is used by our management and board of directors as an indicator of the amount of cash we generate or use and to evaluate our ability to satisfy current and future obligations and to fund future business opportunities. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our ability to satisfy our financial obligations and pursue business opportunities, and allowing for greater transparency with respect to a key financial metric used by our management in their financial and operational decision-making. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt repayments or capital lease obligations that are not deducted from the measure. Additionally, other companies, including companies in our industry, may calculate free cash flow differently, which reduces its usefulness as a comparative measure. Please see “Non-GAAP Financial Measures” for a discussion of the use of non‑GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our 2‑Serving and Family Plans.  We also generate net revenue through sales of Blue Apron Wine, which we began offering in September 2015, and through sales on Blue Apron Market, which we launched in November 2014. For the three months ended March 31, 2019 and 2018, we derived substantially all of our net revenue from sales of our meals through our direct-to-consumer platform.  We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue.  Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter.  For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. For example, our planned deliberate reduction in marketing expenses to focus on the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention is expected to negatively impact our net revenue in 2019. We also anticipate that our net revenue will be impacted by the timing and success of our ongoing product and distribution channel expansion.

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

Marketing

Our marketing expenses consist primarily of costs incurred to acquire new customers, retain existing customers and build our brand awareness through various offline and online paid channels, including television, digital and social media, direct mail, radio and podcasts, email, brand activations and certain variable and fixed payments to strategic brand partnerships. Also included in marketing expenses are the costs of orders through our customer referral program, in which certain existing customers may invite others to receive a complimentary meal delivery, as well as costs paid to third parties to market our products. The cost of the customer referral program is based on our costs incurred for fulfilling a complimentary meal delivery, including product and fulfillment costs.

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

Other Operating Expense

Other operating expense includes restructuring costs related to the Arlington facility restructuring.

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

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one‑time items, and the impact of valuation allowances. For the three months ended March 31, 2019 and 2018, we recorded nominal tax expense, resulting in an effective tax rate of (0.2)% and (0.1)%, respectively. We continue to maintain a valuation allowance for federal and certain state tax jurisdictions.  Our tax provision results from state taxes in certain jurisdictions in which we do not have net operating losses.

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

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net revenue	$141,890	$196,690
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	82,704	129,332
Marketing	14,234	39,329
Product, technology, general, and administrative	39,148	49,488
Depreciation and amortization	8,604	8,404
Other operating expense	230	—
Total operating expenses	144,920	226,553
Income (loss) from operations	(3,030)	(29,863)
Interest income (expense), net	(2,232)	(1,777)
Income (loss) before income taxes	(5,262)	(31,640)
Benefit (provision) for income taxes	(13)	(25)
Net income (loss)	$(5,275)	$(31,665)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated.

	Three Months Ended
	March 31,
	2019	2018

Net revenue	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	58.3%	65.8%
Marketing	10.0%	20.0%
Product, technology, general, and administrative	27.6%	25.2%
Depreciation and amortization	6.1%	4.3%
Other operating expense	0.2%	—%
Total operating expenses	102.1%	115.3%
Income (loss) from operations	(2.1)%	(15.2)%
Interest income (expense), net	(1.6)%	(0.9)%
Income (loss) before income taxes	(3.7)%	(16.1)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%
Net income (loss)	(3.7)%	(16.1)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Revenue

	Three Months Ended
	March 31,
	2019	2018	% Change
	(In thousands)
Net revenue	$141,890	$196,690	(28)%

Net revenue decreased by $54.8 million, or 28%, to $141.9 million for the three months ended March 31, 2019 from $196.7 million for the three months ended March 31, 2018. The decrease in net revenue was primarily due to a decrease in Customers during the three months ended March 31, 2019 as we deliberately reduced marketing spend while we strategically invest in the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	March 31,
	2019	2018	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$82,704	$129,332	(36)%
% of net revenue	58.3%	65.8%

Cost of goods sold, excluding depreciation and amortization, decreased by $46.6 million, or 36%, to $82.7 million for the three months ended March 31, 2019 from $129.3 million for the three months ended March 31, 2018. This decrease was primarily driven by a decrease in Orders and improvements in operational efficiencies. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 58.3% for the three months ended March 31, 2019 from 65.8% for the three months ended March 31, 2018. The improvement in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, led by our Linden fulfillment center, was primarily due to:

•	a decrease of 300 basis points in labor costs largely due to process improvements in our fulfillment center operations;
•	a decrease of 240 basis points in food and product packaging costs driven by enhanced planning and procurement strategies, as well as process improvements in our fulfillment center operations; and
•

a decrease of 210 basis points in shipping and fulfillment packaging costs largely due to process improvements in our fulfillment center operations, enhancements in fulfillment packaging and expense management.

Marketing

	Three Months Ended
	March 31,
	2019	2018	% Change
	(In thousands)
Marketing	$14,234	$39,329	(64)%
% of net revenue	10.0%	20.0%

Marketing expenses decreased by $25.1 million, or 64%, to $14.2 million for the three months ended March 31, 2019 from $39.3 million for the three months ended March 31, 2018. The decrease was seen across various offline and online paid channels as well as in our customer referral program. As a percentage of net revenue, marketing expenses decreased to 10.0% for the three months ended March 31, 2019 from 20.0% for the three months ended March 31, 2018. This decrease as a percentage of net revenue included a decrease of 770 basis points in offline paid channels, a decrease of 130 basis points in online paid channels and decrease of 90 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders. The deliberate reduction in marketing expenses is consistent with our strategy to invest in the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention.

Product, Technology, General and Administrative

	Three Months Ended
	March 31,
	2019	2018	% Change
	(In thousands)
Product, technology, general and administrative	$39,148	$49,488	(21)%
% of net revenue	27.6%	25.2%

Product, technology, general and administrative expenses decreased by $10.4 million, or 21%, to $39.1 million for the three months ended March 31, 2019 from $49.5 million for the three months ended March 31, 2018.  This decrease was primarily due to continued focus on expense management, including:

•	a decrease of $5.3 million in personnel costs primarily driven by lower headcount in corporate and other managerial positions reflecting in part the workforce reduction implemented in November 2018;
•	a decrease of $2.9 million in corporate overhead and administrative costs, which includes a decrease of $1.1 million in payment processing fees driven by lower net revenue; and
•	a decrease of $2.1 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent.

As a percentage of net revenue, product, technology, general and administrative expenses increased 240 basis points to 27.6% for the three months ended March 31, 2019 from 25.2% for the three months ended March 31, 2018 driven by expenses incurred to support our business and execute on key business initiatives.

Depreciation and Amortization

	Three Months Ended
	March 31,
	2019	2018	% Change
	(In thousands)
Depreciation and amortization	$8,604	$8,404	2%
% of net revenue	6.1%	4.3%

Depreciation and amortization increased by $0.2 million, or 2%, to $8.6 million for the three months ended March 31, 2019 from $8.4 million for the three months ended March 31, 2018. As a percentage of net revenue, depreciation and amortization increased to 6.1% for the three months ended March 31, 2019 from 4.3% for the three months ended March 31, 2018.

Other Operating Expense

Other operating expense for the three months ended March 31, 2019 and 2018 was $0.2 million and $0.0 million, respectively.  Other operating expense for the three months ended March 31, 2019 includes employee-related expenses consisting of severance payments relating to the Arlington facility restructuring.

Income (Loss) from Operations

	Three Months Ended
	March 31,
	2019	2018	% Change
	(In thousands)
Income (loss) from operations	$(3,030)	$(29,863)	(90)%
% of net revenue	(2.1)%	(15.2)%

Income (loss) from operations for the three months ended March 31, 2019 and 2018 was $(3.0) million and $(29.9) million, respectively. This change was due to a decrease in operating expenses of $81.6 million, which was partially offset by a decrease in net revenue of $54.8 million.  As a percentage of net revenue, income (loss) from operations was (2.1)% and (15.2)% for the three months ended March 31, 2019 and 2018, respectively.  This decrease was primarily driven by decreases as a percentage of net revenue in cost of goods sold, excluding depreciation and amortization and marketing expense, partially offset by an increase in depreciation and amortization, product, technology, general and administrative expense and other operating expense as a percentage of net revenue.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended March 31, 2019 and 2018 was $(2.2) million and $(1.8) million, respectively. This increase in interest expense was primarily due to an increase of $0.2 million of interest incurred on outstanding borrowings under our revolving credit facility, and a decrease in interest income on cash and cash equivalents of $0.2 million.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the three months ended March 31, 2019 and 2018, respectively, reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

Non-GAAP Financial Measures

To provide additional information regarding our financial results, we monitor and have presented within this Quarterly Report on Form 10-Q adjusted EBITDA and free cash flow, which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by U.S. generally accepted accounting principles, or GAAP, and are not necessarily comparable to similarly-titled measures presented by other companies.

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

•	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
•	adjusted EBITDA excludes other operating expense, as other operating expense represents restructuring costs;
•	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
•	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment. We have presented free cash flow in this Quarterly Report on Form 10-Q because it is used by our management and board of directors as an indicator of the amount of cash we generate or use and to evaluate our ability to satisfy current and future obligations and to fund future business opportunities. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our ability to satisfy our financial obligations and pursue business opportunities, and allowing for greater transparency with respect to a key financial metric used by our management in their financial and operational decision-making.

Our free cash flow is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of free cash flow rather than net cash from (used in) operating activities, which is the most directly comparable GAAP equivalent.  Some of these limitations are:

•

free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt repayments or capital lease obligations that are not deducted from the measure; and

•	other companies, including companies in our industry, may calculate free cash flow differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, adjusted EBITDA and free cash flow together with other financial information presented in accordance with GAAP. The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(5,275)	$(31,665)
Share-based compensation	2,835	4,215
Depreciation and amortization	8,604	8,404
Other operating expense	230	—
Interest (income) expense, net	2,232	1,777
Provision (benefit) for income taxes	13	25
Adjusted EBITDA	$8,639	$(17,244)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$5,138	$(20,460)
Purchases of property and equipment	(1,734)	(5,077)
Free cash flow	$3,404	$(25,537)

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers.  Prior to 2017, we financed our operations through private sales of equity securities and payments received from customers.  We raised a total of $194.9 million from the sale of convertible preferred stock, net of costs associated with such financings. In 2016, we entered into a revolving credit facility, which we amended and refinanced in October 2018. In 2017, we issued and sold $64.6 million in aggregate principal amount of convertible notes. In 2017, we also closed our IPO of 30,000,000 shares of Class A common stock, generating proceeds of $278.0 million, net of the underwriting discount and other offering expenses. The proceeds from the IPO are being used for working capital, capital expenditures and general corporate purposes. Upon the completion of the IPO, all outstanding convertible preferred stock and the outstanding aggregate principal amount of, and all accrued and unpaid interest on, our outstanding convertible notes each automatically converted into shares of our Class B common stock. Subsequent to the closing of the IPO, there were no convertible notes outstanding. Total debt, net of debt issuance costs, was $82.7 million as of March 31, 2019 and $82.6 million as of December 31, 2018, which consisted of outstanding borrowings under the revolving credit facility.

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

Total restricted cash was $1.7 million as of March 31, 2019 and December 31, 2018.  Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases.  As of March 31, 2019 and December 31, 2018, $1.7 million of our restricted cash is classified as a long-term asset.

We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities. Our working capital was $(21.8) million as of March 31, 2019 and $(21.2) million as of December 31, 2018.

We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment. Our free cash flow was $3.4 million for the three months ended March 31, 2019 and $(25.5) million for the three months ended March 31, 2018.

We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.  Our future capital requirements and the availability and accessibility to additional funds will depend on many factors, including our ability to remain compliant with the covenants of our revolving credit facility and those described in the section titled “Risk Factors” under Part II, Item 1A, below.

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net cash from (used in) operating activities	$5,138	$(20,460)
Net cash from (used in) investing activities	(1,668)	(4,522)
Net cash from (used in) financing activities	29	(15)
Increase (decrease) in cash and cash equivalents	3,499	(24,997)
Cash and cash equivalents–beginning of period	95,615	228,514
Cash and cash equivalents–end of period	$99,114	$203,517

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income (loss) adjusted for certain non‑cash items and changes in operating assets and liabilities.

For the three months ended March 31, 2019, net cash from (used in) operating activities was $5.1 million and consisted of a net income (loss) of $(5.3) million, non‑cash items of $11.0 million and a net change in operating assets and liabilities of $(0.6) million. Changes in operating assets and liabilities were primarily driven by decreases in accrued expenses and other current liabilities and deferred revenue of $(3.0) million and an increase in other noncurrent assets and liabilities of $(2.5) million, partially offset by decreases in receivables, inventory, and prepaid expense and other current assets of $4.7 million. For the three months ended March 31, 2018, net cash from (used in) operating activities was $(20.5) million and consisted of a net income (loss) of $(31.7) million, non‑cash items of $13.2 million and a net change in operating assets and liabilities of $(2.0) million. Changes in operating assets and liabilities were primarily driven by decreases in accounts payable and deferred revenue of $(7.0) million, partially offset by increases in accrued expenses and other current liabilities of $4.6 million.

Net Cash from (used in) Investing Activities

Net cash from (used in) investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.

For the three months ended March 31, 2019, net cash from (used in) investing activities was $(1.7) million and consisted primarily of $(1.7) million for purchases of property and equipment, of which approximately $(0.9) million relates to capitalized software costs.  Cash paid for capital expenditures in the three months ended March 31, 2019 was primarily driven by acquisition of fixed assets and development of software to support business initiatives and ongoing product expansion. For the three months ended March 31, 2018, net cash from (used in) investing activities was $(4.5) million and consisted primarily of $(5.1) million for purchases of property and equipment, including capitalized software costs.  Cash paid for capital expenditures in the three months ended March 31, 2018 was driven by the continued investments in automation equipment at our fulfillment centers and the acquisition of fixed assets to support business initiatives and ongoing product expansion. In the future we expect to incur capital expenditures primarily related to investments in our fulfillment centers in order to optimize and drive efficiency in our operations and capitalized software costs. As of March 31, 2019, our projected capital expenditures are expected to amount to approximately $10.0 million to $15.0 million in the aggregate for 2019. The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual scale of our business, and may vary significantly from our estimates.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from exercises of stock options and principal payments on capital lease obligations.

For the three months ended March 31, 2019, net cash from (used in) financing activities was $0.0 million and consisted primarily of proceeds from the exercise of stock options partially offset by principal payments on capital lease obligations. For the three months ended March 31, 2018, net cash from (used in) financing activities was $(0.0) million and consisted primarily of principal payments on capital lease obligations, partially offset by proceeds from the exercise of stock options.

Revolving Credit Facility

In August 2016, we entered into a revolving credit and guaranty agreement (the “revolving credit facility”) with a maximum amount available to borrow of $150.0 million. In May 2017 and June 2017, we executed amendments to the agreement that each increased the total commitment by $25.0 million, resulting in a total commitment of $200.0 million. In October 2018, we further amended and refinanced the revolving credit facility (the “credit facility refinancing”) to, among other things, reduce the maximum amount available to borrow from $200.0 million to $85.0 million and extend the final maturity of the revolving credit facility from August 26, 2019 to February 26, 2021. In connection with the refinancing, we repaid $41.4 million of indebtedness. As of March 31, 2019 and December 31, 2018, we had $83.6 million in outstanding borrowings and $1.4 million in issued letters of credit under the revolving credit facility.

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

The obligations under the revolving credit facility are guaranteed by the guarantor as defined in the revolving credit and guaranty agreement, Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. The October 2018 amendment to the revolving credit facility made certain additional changes to affirmative and financial reporting covenants and various negative covenants restricting our and our subsidiaries’ activities. In addition, the revolving credit facility requires us to comply with certain additional financial covenants, including to maintain a minimum aggregate liquidity balance of $50.0 million and, in the event we have positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement.  As of March 31, 2019 and December 31, 2018, we were in compliance with all of the covenants under the revolving credit facility. Our future compliance with the covenants under the revolving credit facility will be dependent on, among other factors, our ability to maintain positive consolidated total net debt or generate sufficient adjusted EBITDA. Failure to comply with any covenants under the revolving credit facility could have a material adverse effect on our business, financial condition, and results of operation as described in the section titled “Risk Factors” under Part II, Item 1A below.

Contractual Obligations

On January 29, 2019, we amended the lease related to our fulfillment center in Richmond, California to extend the lease term from May 31, 2019 to May 31, 2022. In connection with the lease amendment, we prepaid approximately $2.1 million of rent to cover the final six months of the lease term. We have non-cancelable future minimum lease payments of approximately $10.6 million. Other than the borrowings disclosed above in the "Revolving Credit Facility" section and changes which occur in the normal course of business, as of March 31, 2019, there were no other significant changes to the contractual obligations reported at December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off‑Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we did not have any off‑balance sheet arrangements, except for operating leases and letters of credit entered into in the normal course of business as discussed above.

Critical Accounting Policies and Significant Estimates

In preparing our consolidated financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent assets and liabilities that are reported in the Consolidated Financial Statements and accompanying disclosures.  The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, recoverability of long-lived assets, the fair value of share-based awards, recoverability of net deferred tax assets and related valuation allowance, and the recognition and measurement of income tax uncertainties and other contingencies.  Therefore, we consider these to be our critical accounting policies.  Accordingly, we evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ from these estimates and assumptions.  See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for information about these critical accounting policies, as well as a description of our other accounting policies.

Revenue Recognition

We adopted Accounting Standard Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), as of January 1, 2019. We primarily generate revenue from the sale of our products to customers, including meals, wine and kitchen tools. For the three months ended March 31, 2019 and 2018, we derived substantially all of our Net revenue from sales of our meals.

Our revenue contracts represent a single performance obligation to sell our products to our customers. We recognize revenue upon transfer of control, including passage of title to the customer and transfer of risk of loss related to the products, in an amount that reflects the consideration we expect to be entitled to. In general, we charge credit cards in advance of shipment. Transfer of control generally passes upon delivery to the customer. Sales taxes imposed on our sales are presented on a net basis in the Consolidated Statements of Operations, and therefore do not impact Net revenue or Cost of goods sold, excluding depreciation and amortization.

We deduct promotional discounts, actual customer credits and refunds as well as credits and refunds expected to be issued to determine Net revenue. Customers who receive a damaged meal or wine order or are dissatisfied with an order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund. We estimate and record expected credits and refunds based on prior history, recent trends, and projections for credits and refunds on sales in the current period. Reserves for credits and refunds are included within Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

We periodically enter into agreements with third parties to market our products. We record revenue from such arrangements at the gross amount as we are the principal in these arrangements as we are primarily responsible for fulfilling the goods to customers, provide primary customer service for such products sold on its website, have latitude in establishing price and selecting such products sold on our website, and maintain inventory risk.

We have two types of contractual liabilities: (i) cash collections from our customers prior to delivery of products purchased, which are included in Deferred revenue on the Consolidated Balance Sheet, and are recognized as revenue upon transfer of control of its products, and (ii) unredeemed gift cards and other prepaid orders, which are included in Deferred revenue on the Consolidated Balance Sheet, and are recognized as revenue when gift cards are redeemed and the products are delivered. Certain gift cards are not expected to be redeemed, also known as breakage, and are recognized as revenue over the expected redemption period, subject to requirements to remit balances to governmental agencies.

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $10.3 million as of March 31, 2019 and $12.4 million as of December 31, 2018, respectively. During the three months ended March 31, 2019, we recognized $10.2 million to Net revenue from the Deferred revenue at December 31, 2018.

We adopted ASU 2014-09 using a modified retrospective approach and recognized $0.3 million cumulative-effect adjustment to reduce Accumulated deficit as of January 1, 2019. The cumulative-effect adjustment to Accumulated deficit was due to breakage of gift cards to the extent there is no requirement for remitting balances to governmental agencies. Under the modified retrospective approach, prior period balances are not retrospectively adjusted.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 2 Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements, included in Part I, Item 1, Notes to Consolidated Financial Statements, in this Quarterly Report on Form 10-Q, and Index to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We are subject to interest rate risk in connection with our revolving credit facility, which we do not believe has had a material effect on our business, results of operations and financial condition.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility” above.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act (“PAGA”) on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law.  Plaintiffs’ counsel filed a separate class action lawsuit alleging largely the same claims, but covering a longer period, which is now pending in the United States District Court for the Northern District of California.  The Company believes that it is likely that the two cases will be consolidated, and the parties are preparing for mediation in an attempt to resolve both cases. The Company is currently unable to provide any assurances as to the ultimate outcome of these lawsuits or that adverse resolution of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

We have experienced net losses in each year since our inception.  In the years ended December 31, 2018, 2017 and 2016, we incurred net losses of $122.1 million, $210.1 million and $54.9 million, respectively.  For the three months ended March 31, 2019 and 2018, we incurred net losses of $5.3 million and $31.7 million, respectively.  We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to attract new customers, invest in our distribution and fulfillment capabilities, expand our product offerings and distribution channels, hire additional employees and enhance our technology and infrastructure.  These efforts may prove more expensive than we anticipate, and we may not succeed in maintaining or increasing our revenue and margins sufficiently to offset these expenses, which may require us to reduce certain expenditures that could be important to maintaining or increasing our revenue and margins.  We incur significant expenses in developing our technology, building out our fulfillment centers, obtaining and storing ingredients and other products, and marketing the products we offer.  In addition, many of our expenses, including the costs associated with our existing fulfillment centers, are fixed.  Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

If we fail to retain our existing customers, cost‑effectively acquire new customers, or increase the number of customers we serve, or if we fail to derive profitable revenue from our customers, our business could be materially adversely affected.

Our success, and our ability to resume revenue growth and operate profitably, depends in part on our ability to retain existing customers, to cost‑effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us. If we are unable to retain our existing customers, cost‑effectively acquire new customers, or keep customers engaged, or increase the number of customers we serve, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to approximately 550,000 in the three months ended March 31, 2019 from approximately 786,000 in the three months ended March 31, 2018, and our revenue declined to $141.9 million from $196.7 million in those same periods.  Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. Many of our new customers originate from referrals from existing customers, and therefore we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals.

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

We have spent significant amounts on advertising and other marketing activities, such as television, digital and social media, direct mail, radio and podcasts, and email, to acquire new customers, retain and engage existing customers, and promote our brand, and we expect our marketing expenses to continue to comprise a significant portion of our operating expenses. For 2018, 2017, and 2016, our marketing expenses were $117.5 million, $154.5 million, and $144.1 million, respectively, representing approximately 17.6%, 17.5%, and 18.1% of net revenue, respectively. For the three months ended March 31, 2019 and 2018, our marketing expenses were $14.2 million and $39.3 million, respectively, representing approximately 10.0% and 20.0% of net revenue, respectively. Despite our focus on marketing activities, we may fail to identify cost‑efficient marketing opportunities as we adjust our investments in marketing or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, as a result of which we expect to deliberately and meaningfully reduce our marketing expenses, we may fail to identify channels that accomplish this objective or fail to understand or mitigate negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors who are not reducing their marketing expenses or limiting their marketing channels. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results.

If we fail to resume revenue growth or to effectively manage our revenue or any future growth, our business could be materially adversely affected.

Our net revenue increased from $340.8 million in 2015 to $795.4 million in 2016 to $881.2 million in 2017, but has since declined to $667.6 million in 2018.  Our net revenue declined to $141.9 million for the three months ended March 31, 2019 from $196.7 million for the three months ended March 31, 2018. As we scaled our business, the number of our full-time employees increased from 2,997 at December 31, 2015 to 5,028 at December 31, 2016, but decreased to 4,163 at December 31, 2017 and 2,356 at December 31, 2018.  As of March 31, 2019, we had 2,171 full-time employees. If we fail to resume revenue growth or if our revenues further decline, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional management, financial, operational, technological and other resources to meet our needs, which may not be available in a cost‑effective manner or at all.  We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations.  If we do not resume revenue growth or if we do not effectively manage our revenue or any future growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high‑quality product offerings.

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

We are in the process of implementing significant reorganization activities in our business to adjust our cost structure, and we may engage in similar reorganization activities in the future. In January 2019, we announced the transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center, which resulted in a reduction in the number of our employees at our Arlington fulfillment center and an increase in the number of new employees at our Linden fulfillment center. In November 2018, we implemented a reduction in the number of our employees by approximately 4%, which included departures of members of our management team, and in October 2017 we implemented a company-wide realignment of personnel that resulted in a reduction of approximately 6% of our total workforce across our corporate offices and fulfillment centers. These actions resulted and will continue to result in the loss of employees across various functions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, there is a risk of reduced employee morale and, as result, we may face further employee attrition. We may also be unable to efficiently transition the production volume between our fulfillment centers or maintain our production efficiencies during or after the transfer.

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

As of March 31, 2019, we had $83.6 million in outstanding borrowings and $1.4 million in issued letters of credit under our revolving credit facility. Our debt could have important consequences for our business, including:

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

Our success is dependent upon our ability to retain key management. Our executive officers and other management personnel are employees “at will” and could elect to terminate their employment with us at any time.  For example, Bradley J. Dickerson resigned as our president and chief executive officer and as a director of the company effective as of April 8, 2019 upon the commencement of employment of Linda F. Kozlowski as our new president and chief executive officer and as a director of the company. In addition, effective as of May 3, 2019, Ilia M. Papas will be resigning as chief technology officer of the company. Similarly, in November 2017, Matthew B. Salzberg resigned as our president and chief executive officer and transitioned to the role of executive chairman.  In December 2018, Mr. Salzberg ceased to be an employee, but remains chairman of our board of directors. We do not maintain “key person” insurance on the lives of any of our executive officers.

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

We will need to continue to maintain sufficient fulfillment and storage capacity in order to meet our customer demand. To the extent we grow in the future, we may need to add additional fulfillment and storage capacity in order to meet customer demand.  For example, in 2017 we launched a fulfillment center in Linden, New Jersey, which increased our overall fulfillment capacity. If we do not successfully manage our ongoing real property and operational needs or if we redeploy these facilities for other uses or vacate these facilities, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business, financial condition and operating results.  For example, in January 2019 we announced the transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center and the consolidation of Texas fulfillment operations in our Arlington fulfillment center, in connection with which we expect to incur approximately $1.0 million in restructuring costs. If events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we may be required to recognize impairment charges on any of our assets. For example, in 2017 we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our fulfillment center in Linden, New Jersey, as well as our decision to no longer pursue the planned build-out of the Fairfield, California facility. As a result of our decision to no longer pursue the build-out of our Fairfield facility, we are pursuing alternatives for this property. If we are unable to timely identify a suitable alternative for this property, we would continue to incur significant financial costs. We also rely on fixed duration leases for our other real properties, including the lease for our headquarters in New York, New York, which expires in October 2019. If we are unable to timely enter into suitable lease agreements or extensions for any of our real properties, we may incur additional unanticipated costs associated with identifying and securing an alternative premises, suffer disruptions to our operations as a result of any necessary transition, face employee attrition or experience other harm to our business. We expect to incur future capital expenditures in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  The timing and amount of our projected capital expenditures is dependent upon a number of factors, and may vary significantly from our estimates. We cannot assure you that any future capital expenditures will be timely or effectively integrated into our existing operations, any adjustments to production volume, including transitions between fulfillment centers, will be completed on an efficient and timely basis without adversely impacting our operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute on our strategic plans or recruit qualified managerial and operational personnel necessary to support our strategic plans.  Any changes to our overall fulfillment capacity or existing fulfillment center operations will put pressure on our managerial, financial, operational, technological and other resources.

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

Our ability to adequately store, maintain and deliver quality perishable foods is critical to our business.  We store food products, which are highly perishable, in refrigerated fulfillment centers and ship them to our customers inside boxes that are insulated with thermal or corrugate liners and frozen refrigerants to maintain appropriate temperatures in transit and use refrigerated third party delivery trucks to support temperature control for shipments to certain locations.  Keeping our food products at specific temperatures maintains freshness and enhances food safety.  In the event of extended power outages, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our fulfillment centers or third party delivery trucks, failure to use adequate packaging to maintain appropriate temperatures, or other circumstances both within and beyond our control, our inability to store highly perishable inventory at specific temperatures could result in significant product inventory losses as well as increased risk of food‑borne illnesses and other food safety risks.  Improper handling or storage of food by a customer—without any fault by us—could result in food‑borne illnesses, which could nonetheless result in negative publicity and harm to our brand and reputation.  Further, we contract with third parties to conduct certain fulfillment processes and operations on our behalf or to sell our product in a retail environment.  Any failure by such third party to adequately store, maintain or transport perishable foods could negative impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, financial condition and operating results.

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

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non‑voting Class C capital stock.  As of March 31, 2019, stockholders who held shares of Class B common stock, including our executive officers, employees and directors and their affiliates, together held approximately 91.2% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliated entities together held approximately 82.1% of the voting power of our outstanding capital stock; and our chairman, Matthew B. Salzberg, together with his affiliates, held approximately 43.5% of the voting power of our outstanding capital stock.  Because of the ten‑to‑one voting ratio between the Class B common stock and Class A common stock, the holders of Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock.  This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

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

As of March 31, 2019, an aggregate of 28,995,375 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act.  If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of March 31, 2019, the holders of an aggregate of approximately 89 million shares of our common stock have rights, subject to certain conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit	Description

10.1+(1)	Offer Letter, dated April 1, 2019, by and between Linda Findley Kozlowski and Blue Apron, LLC

10.2+*	Advisory Agreement, dated April 8, 2019, by and between Bradley Dickerson and Blue Apron, LLC

10.3+*	Advisory Agreement, dated April 5, 2019, by and between Benjamin Singer and Blue Apron, LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.
(1)	Filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on April 2, 2019, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Date: April 30, 2019	/s/ Linda F. Kozlowski
Linda F. Kozlowski
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: April 30, 2019	/s/ Timothy S. Bensley
Timothy S. Bensley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)