Form 10-Q
period 2019-06-30
Blue Apron Holdings, Inc.
filed 2019-08-06
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38134

Blue Apron Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81‑4777373
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 West 23rd Street, New York, New York	10010
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (347) 719‑4312

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A Common Stock, $0.0001 par value per share	APRN	New York Stock Exchange LLC

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

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒

Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	6,659,066 shares outstanding as of June 30, 2019
Class B Common Stock, $0.0001 par value	6,426,829 shares outstanding as of June 30, 2019
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of June 30, 2019

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•

our expectations regarding our expenses and revenue, our ability to maintain and grow adjusted EBITDA and to achieve profitability, the sufficiency of our cash resources, our ability to remain in compliance with covenants under our indebtedness, and needs for additional financing;

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,644	$95,615
Accounts receivable, net	491	494
Inventories, net	33,704	33,634
Prepaid expenses and other current assets	9,048	12,259
Total current assets	138,887	142,002
Restricted cash	1,130	1,692
Property and equipment, net	194,916	209,515
Other noncurrent assets	3,609	1,690
TOTAL ASSETS	$338,542	$354,899
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$24,827	$22,573
Accrued expenses and other current liabilities	26,249	32,594
Deferred revenue	8,624	12,372
Total current liabilities	59,700	67,539
Long-term debt	82,808	82,603
Facility financing obligation	71,700	71,696
Other noncurrent liabilities	12,923	13,759
TOTAL LIABILITIES	227,131	235,597
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 6,659,066 and 5,240,073 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively*	1	1
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 6,426,829 and 7,714,036 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively*	1	1
Class C common stock, par value of $0.0001 per share — 500,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	595,330	590,538
Accumulated deficit	(483,921)	(471,238)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	111,411	119,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$338,542	$354,899

*  Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019. Refer to Note 2 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue	$119,166	$179,556	$261,056	$376,246
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	71,473	116,156	154,177	245,488
Marketing	9,713	34,581	23,947	73,910
Product, technology, general and administrative	35,118	51,100	74,266	100,588
Depreciation and amortization	8,372	8,685	16,976	17,089
Other operating expense	—	—	230	—
Total operating expenses	124,676	210,522	269,596	437,075
Income (loss) from operations	(5,510)	(30,966)	(8,540)	(60,829)
Interest income (expense), net	(2,226)	(1,848)	(4,458)	(3,625)
Income (loss) before income taxes	(7,736)	(32,814)	(12,998)	(64,454)
Benefit (provision) for income taxes	(12)	(22)	(25)	(47)
Net income (loss)	$(7,748)	$(32,836)	$(13,023)	$(64,501)

Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:*
Basic	$(0.59)	$(2.56)	$(1.00)	$(5.05)
Diluted	$(0.59)	$(2.56)	$(1.00)	$(5.05)
Weighted-average shares used to compute net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:*
Basic	13,034,913	12,802,620	13,007,558	12,784,545
Diluted	13,034,913	12,802,620	13,007,558	12,784,545

*  Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019. Refer to Note 2 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Class A		Class B		Class C		Additional		Total
	Common Stock *		Common Stock *		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
2019
Balance — December 31, 2018	5,240,073	$1	7,714,036	$1	—	$—	$590,538	$(471,238)	$119,302
Conversion from Class B to Class A common stock	1,104,091	0	(1,104,091)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	23,911	0	27,444	0	—	—	103	—	103
Share-based compensation	—	—	—	—	—	—	2,974	—	2,974
Impact of adoption of accounting standard update	—	—	—	—	—	—	—	340	340
Net income (loss)	—	—	—	—	—	—	—	(5,275)	(5,275)
Balance — March 31, 2019	6,368,075	$1	6,637,389	$1	—	$—	$593,615	$(476,173)	$117,444
Conversion from Class B to Class A common stock	210,664	0	(210,664)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	80,391	0	139	0	—	—	(9)	—	(9)
Share-based compensation	—	—	—	—	—	—	1,724	—	1,724
Other	(64)	(0)	(35)	(0)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(7,748)	(7,748)
Balance — June 30, 2019	6,659,066	$1	6,426,829	$1	—	$—	$595,330	$(483,921)	$111,411

2018
Balance — December 31, 2017	2,510,510	$0	10,248,482	$1	—	$—	$572,546	$(348,697)	$223,850
Conversion from Class B to Class A common stock	1,282,629	0	(1,282,629)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	15,595	0	10,060	0	—	—	46	—	46
Share-based compensation	—	—	—	—	—	—	4,595	—	4,595
Impact of adoption of accounting standard update	—	—	—	—	—	—	392	(392)	—
Net income (loss)	—	—	—	—	—	—	—	(31,665)	(31,665)
Balance — March 31, 2018	3,808,734	$0	8,975,913	$1	—	$—	$577,579	$(380,754)	$196,826
Conversion from Class B to Class A common stock	297,556	0	(297,556)	0	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	41,218	0	6,802	0	—	—	106	—	106
Share-based compensation	—	—	—	—	—	—	5,022	—	5,022
Settlement of acquisition holdback	686	0	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(32,836)	(32,836)
Balance — June 30, 2018	4,148,194	$0	8,685,159	$1	—	$—	$582,707	$(413,590)	$169,118

* Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019. Refer to Note 2 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,023)	$(64,501)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	16,976	17,089
Loss (gain) on disposal of property and equipment	252	775
Changes in reserves and allowances	(1,035)	(132)
Share-based compensation	4,457	8,986
Non-cash interest expense	250	1,300
Changes in operating assets and liabilities:
Accounts receivable	111	326
Inventories	720	5,495
Prepaid expenses and other current assets	3,239	(1,529)
Accounts payable	2,817	(2,262)
Accrued expenses and other current liabilities	(6,192)	5,043
Deferred revenue	(3,408)	(8,313)
Other noncurrent assets and liabilities	(2,668)	(880)
Net cash from (used in) operating activities	2,496	(38,603)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	—	(250)
Decrease (increase) in restricted cash	284	125
Purchases of property and equipment	(2,824)	(9,652)
Proceeds from sale of property and equipment	123	684
Net cash from (used in) investing activities	(2,417)	(9,093)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt issuance costs	(24)	—
Proceeds from exercise of stock options	94	152
Principal payments on capital lease obligations	(120)	(148)
Net cash from (used in) financing activities	(50)	4
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29	(47,692)
CASH AND CASH EQUIVALENTS — Beginning of period	95,615	228,514
CASH AND CASH EQUIVALENTS — End of period	$95,644	$180,822
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$60	$110
Cash paid for interest	$4,792	$2,786
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$—	$184
Non-cash additions to property and equipment	$241	$631
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$168	$806

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements, and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2019 and December 31, 2018, results of operations for the three months and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2019 (the “Annual Report”). The Company adopted Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606) as of January 1, 2019 using a modified retrospective approach. See Revenue Recognition below for further discussion. There have been no other significant changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Annual Report.

The accompanying Consolidated Financial Statements include the accounts of Blue Apron Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”).

Reverse Stock Split

On June 13, 2019, the Board of Directors of the Company approved a Certificate of Amendment to the Company’s Certificate of Incorporation (the “Certificate of Amendment”) that provided for a 1-for-15 reverse stock split of the Company’s Class A Common Stock and Class B Common Stock (the “Reverse Stock Split”), which Reverse Stock Split became effective upon the Company’s filing of the Certificate of Amendment with the Secretary of State of the State of Delaware on June 14, 2019. At the effective time of the Reverse Stock Split, every 15 issued and outstanding shares of the Company’s Class A Common Stock and Class B Common Stock were automatically combined into one issued and outstanding share of Class A Common Stock or Class B Common Stock, respectively, without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of Class A Common Stock or Class B Common Stock as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. All share, equity award, and per share amounts contained in this Quarterly Report on Form 10-Q and the accompanying Consolidated Financial Statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as of January 1, 2019. The Company primarily generates revenue from the sale of its products to customers, including meals, wine and kitchen tools. For the three and six months ended June 30, 2019 and 2018, the Company derived substantially all of its Net revenue from sales of its meals.

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

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $8.6 million as of June 30, 2019 and $12.4 million as of December 31, 2018, respectively. During the six months ended June 30, 2019, the Company recognized $10.9 million to Net revenue from the Deferred revenue at December 31, 2018.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued its final standard on lease accounting, Accounting Standards Update No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, to add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to improve and clarify certain aspects of ASU No. 2016-02. In January 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, to improve and clarify aspects of ASU No. 2016-02. For the Company, the new standard is effective for annual periods beginning January 1, 2020. The Company is evaluating the impact this new guidance will have on its Consolidated Financial Statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The standard is intended to eliminate diversity in practice in the treatment of restricted cash in the statement of cash flows and requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. For the Company, the amendments in ASU 2016-18 are effective for annual periods beginning January 1, 2019.  The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (“ASU 2018-15”), Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard is intended to clarify the accounting for implementation costs of a hosting arrangement that is a service contract. For the Company, the amendments in ASU 2018-15 are effective for annual periods beginning January 1, 2021.  The Company is evaluating the impact this new guidance may have on its Consolidated Financial Statements.

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

3. Inventories, Net

Inventories, net consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Fulfillment	$3,186	$3,050
Product	30,518	30,584
Inventories, net	$33,704	$33,634

Product inventory primarily consists of bulk and prepped food, containers, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Prepaid insurance	$5,640	$6,374
Other current assets	3,408	5,885
Prepaid expenses and other current assets	$9,048	$12,259

5. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Computer equipment	$11,438	$10,969
Capitalized software	17,771	15,701
Fulfillment equipment	54,930	54,187
Furniture and fixtures	3,725	3,724
Leasehold improvements	41,422	41,408
Buildings(1)	148,507	148,507
Construction in process	1,355	2,207
Property and equipment, gross	279,148	276,703
Less: accumulated depreciation and amortization	(84,232)	(67,188)
Property and equipment, net	$194,916	$209,515

(1)

Includes build-to-suit lease arrangements in Linden, New Jersey and Fairfield, California where the Company is considered the owner for accounting purposes, of which $62.1 million was included in Buildings as of June 30, 2019 and December 31, 2018. Costs incurred directly by the Company relating to these arrangements were $82.3 million as of June 30, 2019 and December 31, 2018. Capitalized interest for construction projects related to build-to-suit lease arrangements was $4.2 million as of June 30, 2019 and December 31, 2018.

In October 2017, the Company performed a review of its real estate needs and decided to no longer pursue its planned build-out of the Fairfield facility and as a result, recorded an impairment charge of $3.2 million. The Company is pursuing potential alternatives for the leased Fairfield property. As of June 30, 2019, the Company had future non-cancelable minimum lease payments of $35.5 million through 2028 related to this facility.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Accrued compensation	$9,065	$12,909
Accrued credits and refunds reserve	1,043	1,180
Accrued marketing expenses	3,451	6,027
Accrued shipping expenses	2,036	1,910
Other current liabilities	10,654	10,568
Accrued expenses and other current liabilities	$26,249	$32,594

7. Deferred Revenue

Deferred revenue consists of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Cash received prior to fulfillment	$6,319	$7,029
Gift cards, prepaid orders, and other	2,305	5,343
Deferred revenue	$8,624	$12,372

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

As of June 30, 2019 and December 31, 2018, the Company had $83.6 million in outstanding borrowings and $1.4 million in issued letters of credit under the revolving credit facility. The remaining amount available to borrow as of June 30, 2019 and December 31, 2018 was $0.0 million. The Company incurred and capitalized $0.5 million in deferred financing costs in long-term debt in connection with the revolving credit facility in August 2016. In conjunction with the refinancing in October 2018, the Company incurred and capitalized $0.9 million in deferred financing costs in long-term debt, which will be amortized over the new term. As of June 30, 2019 and December 31, 2018, the total unamortized deferred financing costs was $0.8 million and $1.0 million, respectively.

As of June 30, 2019 and December 31, 2018, outstanding borrowings of long-term debt consisted of the following:

		June 30,	December 31,
	Maturity Date	2019	2018
		(In thousands)
Revolving credit facility	February 2021	$83,578	$83,578
Weighted average interest rate		6.60%	6.41%

Prior to the credit facility refinancing, borrowings under the revolving credit facility bore interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one month interest period plus 1.00% (“the base rate”), plus in each case a margin ranging from 0.50% to 1.00% or (2) an adjusted LIBOR rate (“the eurodollar rate”) plus a margin ranging from 1.50% to 2.00%, based on the Company’s total leverage ratio for the preceding four fiscal quarters and the Company’s status as a public or non-public company. Subsequent to the credit facility refinancing, base rate loans bear interest at a rate equal to the base rate plus 3.00% and eurodollar rate loans bear interest at a rate equal to the eurodollar rate plus 4.00%. As of June 30, 2019 and December 31, 2018, the Company had outstanding borrowings of $83.6 million utilizing the eurodollar rate. As of June 30, 2019 and December 31, 2018, the Company had outstanding borrowings of $0.0 million utilizing the base rate. The Company is also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%. The Company incurred unused commitment fees related to the revolving credit facility of $0.0 million during the three months ended June 30, 2019 and June 30, 2018, and $0.0 million and $0.1 million during the six months ended June 30, 2019 and June 30, 2018, respectively.

The obligations under the revolving credit facility are guaranteed by the guarantor as defined in the revolving credit and guaranty agreement, Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. The October 2018 amendment to the revolving credit facility made certain additional changes to affirmative and financial reporting covenants and various negative covenants restricting the activities of the Company and its subsidiaries. In addition, the revolving credit facility requires the Company to comply with certain additional financial covenants, including to maintain a minimum aggregate liquidity balance of $50.0 million and, in the event the Company has positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement. Non-compliance with the covenants under the revolving credit facility would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing their borrowings. As of June 30, 2019 and December 31, 2018, the Company was in compliance with all of the covenants under the revolving credit facility.

Facility Financing Obligation

As of June 30, 2019 and December 31, 2018, the Company had a facility financing obligation of $71.7 million related to leased facilities in Linden and Fairfield under the build-to-suit accounting guidance.

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

The Company is subject to a shareholder derivative action filed in the Delaware Court of Chancery. The plaintiff seeks a declaratory judgment challenging the validity of a provision of the Company’s restated certificate of incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court. On December 19, 2018, the Court entered summary judgment in favor of the plaintiff. On July 8, 2019, the court entered an award of attorneys’ fees and expenses in favor of the plaintiff in the amount of $1.0 million against the Company. The Company believes that it has strong defenses and intends to vigorously defend against this lawsuit, and it has appealed the Court’s ruling on the underlying merits and the fee award.  The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act (“PAGA”) on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law. Plaintiffs’ counsel filed a separate class action lawsuit alleging largely the same claims, but covering a longer period, which is now pending in the United States District Court for the Northern District of California. The Company believes that it is likely that the two cases will be consolidated, and the parties are preparing for mediation scheduled for November 2019 in an attempt to resolve both cases. The Company is currently unable to provide any assurances as to the ultimate outcome of these lawsuits or that adverse resolution of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On July 20, 2018, one of the Company’s suppliers, West Liberty Foods, L.L.C., (i) made an arbitration demand against the Company with JAMS, and (ii) together with certain related entities, filed a lawsuit against the Company in

Iowa state court. The arbitration demand alleges breach of contract, fraud, and other common law claims in connection with, among other things, a dispute under the supply agreement between the parties related to the purchase of certain beef and poultry inventory of the supplier. The parties had a hearing for the arbitration in May 2019 and have completed post-hearing briefings and are awaiting a decision related thereto. The lawsuit, which has been removed to the U.S. District Court for the Southern District of Iowa, alleges breach of oral contract and other common law claims in connection with a purported agreement between the Company and the supplier relating to the supplier’s acquisition of another company. On December 28, 2018, the Court denied the Company’s motion to dismiss the plaintiffs’ amended complaint. The parties are presently engaged in discovery in the lawsuit.  The Company is currently unable to provide any assurances as to the ultimate outcome of this matter or that an adverse resolution of this matter would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Although the Company believes that it is reasonably possible that it may incur losses in these cases, the Company is currently unable to estimate the amount of such losses, except as noted above, due to the early stages of the litigation, among other factors.

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

10. Share-based Compensation

The Company recognized share-based compensation for share-based awards of $1.6 million and $4.8 million during the three months ended June 30, 2019 and 2018, respectively. The Company recognized share-based compensation for share-based awards of $4.5 million and $9.0 million during the six months ended June 30, 2019 and 2018, respectively. Share-based compensation was recognized in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general, and administrative expenses as follows:

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$(38)	$317
Product, technology, general, and administrative	1,660	4,454
Total share-based compensation	$1,622	$4,771

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$114	$794
Product, technology, general, and administrative	4,343	8,192
Total share-based compensation	$4,457	$8,986

Award Modifications

In April 2019, the Company modified the vested stock options and unvested restricted stock units held by two of its departing executives. The modifications extend the exercise period for certain vested stock options and result in continued vesting of certain unvested restricted stock units for a specified period of time following the departure of the executives. These award modifications did not have a material impact on the Company’s Consolidated Financial Statements.

11. Earnings per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding common stock options, restricted shares, restricted stock units, and convertible preferred stock. For periods in which the Company has reported net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The rights, including the liquidation and dividend rights, of the Class A, Class B, and Class C common stock are substantially the same, other than voting rights. For the three months and six months ended June 30, 2019 and 2018, the Company did not have any outstanding shares of Class C common stock.

On June 13, 2019, the Board of Directors of the Company approved the Reverse Stock Split of the Company’s Class A Common Stock and Class B Common Stock at a ratio of 1-for-15 shares, which Reverse Stock Split became effective on June 14, 2019. Accordingly, all share, equity award, and per share amounts have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

	Three Months Ended June 30,
	2019			2018
	Class A	Class B	Class C	Class A	Class B	Class C
(in thousands, except share and per-share data)
Numerator:
Net income (loss)	$(3,927)	$(3,821)	$—	$(10,279)	$(22,557)	$—
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(3,927)	$(3,821)	$—	$(10,279)	$(22,557)	$—
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	6,607,221	6,427,692	—	4,007,570	8,795,050	—
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	6,607,221	6,427,692	—	4,007,570	8,795,050	—

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.59)	$(0.59)	$—	$(2.56)	$(2.56)	$—
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.59)	$(0.59)	$—	$(2.56)	$(2.56)	$—

	Six Months Ended June 30,
	2019			2018
	Class A	Class B	Class C	Class A	Class B	Class C
(in thousands, except share and per-share data)
Numerator:
Net income (loss)	$(6,159)	$(6,864)	$—	$(18,032)	$(46,469)	$—
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(6,159)	$(6,864)	$—	$(18,032)	$(46,469)	$—
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	6,152,131	6,855,427	—	3,574,029	9,210,516	—
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	6,152,131	6,855,427	—	3,574,029	9,210,516	—

Net income (loss) per share attributable to common stockholders—basic (1)	$(1.00)	$(1.00)	$—	$(5.05)	$(5.05)	$—
Net income (loss) per share attributable to common stockholders—diluted (1)	$(1.00)	$(1.00)	$—	$(5.05)	$(5.05)	$—

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended June 30,
	2019			2018
	Class A	Class B	Class C	Class A	Class B	Class C
Stock options	65,206	261,890	—	—	606,717	—
Restricted shares	—	581	—	—	1,581	—
Restricted stock units	1,012,542	—	—	848,368	—	—
Convertible preferred stock	—	—	—	—	—	—
Total anti-dilutive securities	1,077,748	262,471	—	848,368	608,298	—

	Six Months Ended June 30,
	2019			2018
	Class A	Class B	Class C	Class A	Class B	Class C
Stock options	82,811	304,881	—	—	588,132	—
Restricted shares	—	707	—	—	1,705	—
Restricted stock units	861,214	—	—	738,247	—	—
Convertible preferred stock	—	—	—	—	—	—
Total anti-dilutive securities	944,025	305,588	—	738,247	589,837	—

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$89,302	$—	$—	$89,302
Total financial assets	$89,302	$—	$—	$89,302

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$88,509	$—	$—	$88,509
Total financial assets	$88,509	$—	$—	$88,509

As of June 30, 2019 and December 31, 2018, the Company had $89.3 million and $88.5 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. During the three months and six months ended June  30, 2019 and 2018, the Company did not have realized gains or losses related to its financial assets.

As of June 30, 2019 and December 31, 2018, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

13. Restructuring Costs

In January 2019, the Company announced that it was transferring a substantial portion of the production volume from its Arlington, Texas fulfillment center to its Linden, New Jersey fulfillment center. The Arlington fulfillment center continues to serve customers in several geographic regions. As a result of the action the Company expects to incur approximately $0.8 million in total restructuring costs in 2019, consisting of employee-related and other exit costs, which will primarily result in cash expenditures. During the three months ended June 30, 2019, the Company recorded $0.3 million of accelerated depreciation in Depreciation and amortization. During the six months ended June 30, 2019, the Company recorded $0.2 million of employee-related expenses, primarily consisting of severance payments, in Other operating expense and $0.4 million of accelerated depreciation in Depreciation and amortization.

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

The following table summarizes the activity for the restructuring charges discussed above and the related accruals recorded in Accrued expenses and other current liabilities:

	Employee-Related Costs	Incremental Depreciation	Total
	(In thousands)	(In thousands)	(In thousands)
Balance — December 31, 2018	$715	$—	$715
Charges	230	38	268
Cash payments	(540)	—	(540)
Charges against assets	—	(38)	(38)
Other	(35)	—	(35)
Balance — March 31, 2019	$370	$—	$370
Charges	—	321	321
Cash payments	(327)	—	(327)
Charges against assets	—	(321)	(321)
Balance — June 30, 2019	$43	$—	$43

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue	$119,166	$179,556	$261,056	$376,246
Adjusted EBITDA	$4,484	$(17,510)	$13,123	$(34,754)
Net cash from (used in) operating activities	$(2,642)	$(18,143)	$2,496	$(38,603)
Free cash flow	$(3,732)	$(22,718)	$(328)	$(48,255)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,	June 30,
	2018	2018	2018	2019	2019
Orders (in thousands)	3,122	2,647	2,418	2,482	2,048
Customers (in thousands)	717	646	557	550	449
Average Order Value	$57.34	$56.79	$58.12	$57.15	$58.16
Orders per Customer	4.4	4.1	4.3	4.5	4.6
Average Revenue per Customer	$250	$233	$252	$258	$265

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

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine or market products sold on our e‑commerce platforms in a given reporting period.  For example, the number of Customers in the three months ended June 30, 2019 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the quarter ended June 30, 2019.  We view the number of Customers as a key indicator of our scale and financial performance.  Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, Orders per Customer and Average Revenue per Customer.

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

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our 2‑Serving and Family Plans.  We also generate net revenue through sales of Blue Apron Wine, which we began offering in September 2015, and through sales on Blue Apron Market, which we launched in November 2014. For the three months and six months ended June 30, 2019 and 2018, we derived substantially all of our net revenue from sales of our meals through our direct-to-consumer platform.  We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue.  Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter.  For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. For example, our deliberate reduction in marketing expenses to focus on the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention has negatively impacted, and is expected to continue to negatively impact, our net revenue. We also anticipate that our net revenue will be impacted by the timing and success of the execution of our strategic priorities.

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

We expect marketing expenses to decrease, both in absolute dollars and as a percentage of net revenue, in 2019 compared to 2018, as we continue our transition to a more deliberate customer acquisition strategy that targets customers who we believe will exhibit higher affinity and retention through the marketing channels we believe to be the most efficient. We anticipate that our marketing strategies, which may be informed by our strategic priorities, the seasonal trends in our business, the competitive landscape of our market, and the timing and success of the execution of our strategic priorities, will fluctuate from quarter‑to‑quarter and have a significant impact on our quarterly results of operations.

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

Other Operating Expense

Other operating expense includes restructuring costs related to the Arlington facility restructuring during the six months ended June 30, 2019.

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

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one‑time items, and the impact of valuation allowances. For the three months ended June 30, 2019 and 2018, we recorded nominal tax expense, resulting in an effective tax rate of (0.2)% and (0.1)%, respectively. For the six months ended June 30, 2019 and 2018, we recorded nominal tax expense, resulting in an effective tax rate of (0.2)% and (0.1)%, respectively. We continue to maintain a valuation allowance for federal and certain state tax jurisdictions.  Our tax provision results from state taxes in certain jurisdictions in which we do not have net operating losses.

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

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net revenue	$119,166	$179,556	$261,056	$376,246
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	71,473	116,156	154,177	245,488
Marketing	9,713	34,581	23,947	73,910
Product, technology, general, and administrative	35,118	51,100	74,266	100,588
Depreciation and amortization	8,372	8,685	16,976	17,089
Other operating expense	—	—	230	—
Total operating expenses	124,676	210,522	269,596	437,075
Income (loss) from operations	(5,510)	(30,966)	(8,540)	(60,829)
Interest income (expense), net	(2,226)	(1,848)	(4,458)	(3,625)
Income (loss) before income taxes	(7,736)	(32,814)	(12,998)	(64,454)
Benefit (provision) for income taxes	(12)	(22)	(25)	(47)
Net income (loss)	$(7,748)	$(32,836)	$(13,023)	$(64,501)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	60.0%	64.7%	59.1%	65.2%
Marketing	8.2%	19.3%	9.2%	19.6%
Product, technology, general and administrative	29.5%	28.5%	28.4%	26.7%
Depreciation and amortization	7.0%	4.8%	6.5%	4.5%
Other operating expense	—%	—%	0.1%	—%
Total operating expenses	104.6%	117.2%	103.3%	116.2%
Income (loss) from operations	(4.6)%	(17.2)%	(3.3)%	(16.2)%
Interest income (expense), net	(1.9)%	(1.0)%	(1.7)%	(1.0)%
Income (loss) before income taxes	(6.5)%	(18.3)%	(5.0)%	(17.1)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(6.5)%	(18.3)%	(5.0)%	(17.1)%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net Revenue

	Three Months Ended
	June 30,
	2019	2018	% Change
	(In thousands)
Net revenue	$119,166	$179,556	(34)%

Net revenue decreased by $60.4 million, or 34%, to $119.2 million for the three months ended June 30, 2019 from $179.6 million for the three months ended June 30, 2018. The decrease in net revenue was primarily due to a decrease in Customers during the three months ended June 30, 2019 as we deliberately reduced marketing spend while we strategically invest in the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	June 30,
	2019	2018	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$71,473	$116,156	(38)%
% of net revenue	60.0%	64.7%

Cost of goods sold, excluding depreciation and amortization, decreased by $44.7 million, or 38%, to $71.5 million for the three months ended June 30, 2019 from $116.2 million for the three months ended June 30, 2018. This decrease was primarily driven by a decrease in Orders and improvements in operational efficiencies. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 60.0% for the three months ended June 30, 2019 from 64.7% for the three months ended June 30, 2018. The improvement in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, led by our Linden fulfillment center, was primarily due to:

•	a decrease of 310 basis points in food and product packaging costs driven by enhanced planning and procurement strategies, as well as process improvements in our fulfillment center operations; and
•	a decrease of 230 basis points in labor costs largely due to process improvements in our fulfillment center operations; partially offset by
•	an increase of 70 basis points in shipping and fulfillment packaging costs primarily driven by a rate increase from shipping carriers.

Marketing

	Three Months Ended
	June 30,
	2019	2018	% Change
	(In thousands)
Marketing	$9,713	$34,581	(72)%
% of net revenue	8.2%	19.3%

Marketing expenses decreased by $24.9 million, or 72%, to $9.7 million for the three months ended June 30, 2019 from $34.6 million for the three months ended June 30, 2018. The decrease was seen across various offline and online paid channels as well as in our customer referral program. As a percentage of net revenue, marketing expenses decreased to 8.2% for the three months ended June 30, 2019 from 19.3% for the three months ended June 30, 2018. This decrease as a percentage of net revenue included a decrease of 600 basis points in online paid channels, a decrease of 410 basis points in offline paid channels and a  decrease of 100 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders. The deliberate reduction in marketing expenses is consistent with our strategy to invest in the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention.

Product, Technology, General and Administrative

	Three Months Ended
	June 30,
	2019	2018	% Change
	(In thousands)
Product, technology, general and administrative	$35,118	$51,100	(31)%
% of net revenue	29.5%	28.5%

Product, technology, general and administrative expenses decreased by $16.0 million, or 31%, to $35.1 million for the three months ended June 30, 2019 from $51.1 million for the three months ended June 30, 2018.  This decrease was primarily due to continued focus on expense management, including:

•	a decrease of $8.3 million in personnel costs primarily driven by lower headcount in corporate and other managerial positions reflecting in part the workforce reduction implemented in November 2018;
•	a decrease of $4.4 million in corporate overhead and administrative costs, which includes a decrease of $1.1 million in payment processing fees driven by lower net revenue; and
•	a decrease of $3.1 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent.

As a percentage of net revenue, product, technology, general and administrative expenses increased 100 basis points to 29.5% for the three months ended June 30, 2019 from 28.5% for the three months ended June 30, 2018 driven by expenses incurred to support our business and execute on key business initiatives.

Depreciation and Amortization

	Three Months Ended
	June 30,
	2019	2018	% Change
	(In thousands)
Depreciation and amortization	$8,372	$8,685	(4)%
% of net revenue	7.0%	4.8%

Depreciation and amortization decreased by $0.3 million, or 4%, to $8.4 million for the three months ended June 30, 2019 from $8.7 million for the three months ended June 30, 2018. As a percentage of net revenue, depreciation and amortization increased to 7.0% for the three months ended June 30, 2019 from 4.8% for the three months ended June 30, 2018.

Income (Loss) from Operations

	Three Months Ended
	June 30,
	2019	2018	% Change
	(In thousands)
Income (loss) from operations	$(5,510)	$(30,966)	(82)%
% of net revenue	(4.6)%	(17.2)%

Income (loss) from operations for the three months ended June 30, 2019 and 2018 was $(5.5) million and $(31.0) million, respectively. This change was due to a decrease in operating expenses of $85.8 million, which was partially offset by a decrease in net revenue of $60.4 million.  As a percentage of net revenue, income (loss) from operations was (4.6)% and (17.2)% for the three months ended June 30, 2019 and 2018, respectively.  This decrease was primarily driven by decreases as a percentage of net revenue in marketing expense and cost of goods sold, excluding depreciation and amortization, partially offset by an increase in depreciation and amortization and product, technology, general and administrative expense as a percentage of net revenue.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended June 30, 2019 and 2018 was $(2.2) million and $(1.8) million, respectively. This increase in interest income (expense), net was primarily due to a decrease in interest income on cash and cash equivalents of $0.3 million and an increase of interest incurred on outstanding borrowings under our revolving credit facility of $0.1 million.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the three months ended June 30, 2019 and 2018, respectively, reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net Revenue

	Six Months Ended
	June 30,
	2019	2018	% Change
	(In thousands)
Net revenue	$261,056	$376,246	(31)%

Net revenue decreased by $115.2 million, or 31%, to $261.1 million for the six months ended June 30, 2019 from $376.2 million for the six months ended June 30, 2018. The decrease in net revenue was primarily due to a decrease in Customers during the six months ended June 30, 2019 as we deliberately reduced marketing spend while we strategically invest in the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Six Months Ended
	June 30,
	2019	2018	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$154,177	$245,488	(37)%
% of net revenue	59.1%	65.2%

Cost of goods sold, excluding depreciation and amortization, decreased by $91.3 million, or 37%, to $154.2 million for the six months ended June 30, 2019 from $245.5 million for the six months ended June 30, 2018. This decrease was primarily driven by a decrease in Orders and improvements in operational efficiencies. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 59.1% for the six months ended June 30, 2019 from 65.2% for the six months ended June 30, 2018. The improvement in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, led by our Linden fulfillment center, was primarily due to:

•	a decrease of 270 basis points in food and product packaging costs driven by enhanced planning and procurement strategies, as well as process improvements in our fulfillment center operations;
•	a decrease of 260 basis points in labor costs largely due to process improvements in our fulfillment center operations; and

•

a decrease of 80 basis points in shipping and fulfillment packaging costs largely due to process improvements in our fulfillment center operations, enhancements in fulfillment packaging and expense management.

Marketing

	Six Months Ended
	June 30,
	2019	2018	% Change
	(In thousands)
Marketing	$23,947	$73,910	(68)%
% of net revenue	9.2%	19.6%

Marketing expenses decreased by $50.0 million, or 68%, to $23.9 million for the six months ended June 30, 2019 from $73.9 million for the six months ended June 30, 2018. The decrease was seen across various offline and online paid channels as well as in our customer referral program. As a percentage of net revenue, marketing expenses decreased to 9.2% for the six months ended June 30, 2019 from 19.6% for the six months ended June 30, 2018. This decrease as a percentage of net revenue included a decrease of 600 basis points in offline paid channels, a decrease of 90 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders and a decrease of 350 basis points in online paid channels. The deliberate reduction in marketing expenses is consistent with our strategy to invest in the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention.

Product, Technology, General and Administrative

	Six Months Ended
	June 30,
	2019	2018	% Change
	(In thousands)
Product, technology, general and administrative	$74,266	$100,588	(26)%
% of net revenue	28.4%	26.7%

Product, technology, general and administrative expenses decreased by $26.3 million, or 26%, to $74.3 million for the six months ended June 30, 2019 from $100.6 million for the six months ended June 30, 2018.  This decrease was primarily due to continued focus on expense management, including:

•	a decrease of $13.6 million in personnel costs primarily driven by lower headcount in corporate and other managerial positions reflecting in part the workforce reduction implemented in November 2018;
•	a decrease of $7.3 million in corporate overhead and administrative costs, which includes a decrease of $2.2 million in payment processing fees driven by lower net revenue; and
•	a decrease of $5.1 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent.

As a percentage of net revenue, product, technology, general and administrative expenses increased 170 basis points to 28.4% for the six months ended June 30, 2019 from 26.7% for the six months ended June 30, 2018 driven by expenses incurred to support our business and execute on key business initiatives.

Depreciation and Amortization

	Six Months Ended
	June 30,
	2019	2018	% Change
	(In thousands)
Depreciation and amortization	$16,976	$17,089	(1)%
% of net revenue	6.5%	4.5%

Depreciation and amortization decreased by $0.1 million, or 1%, to $17.0 million for the six months ended June 30, 2019 from $17.1 million for the six months ended June 30, 2018. As a percentage of net revenue, depreciation and amortization increased to 6.5% for the six months ended June 30, 2019 from 4.5% for the six months ended June 30, 2018.

Other Operating Expense

Other operating expense for the six months ended June 30, 2019 and 2018 was $0.2 million and $0.0 million, respectively. Other operating expense for the six months ended June 30, 2019 includes employee-related expenses consisting of severance payments relating to the Arlington facility restructuring.

Income (Loss) from Operations

	Six Months Ended
	June 30,
	2019	2018	% Change
	(In thousands)
Income (loss) from operations	$(8,540)	$(60,829)	(86)%
% of net revenue	(3.3)%	(16.2)%

Income (loss) from operations for the six months ended June 30, 2019 and 2018 was $(8.5) million and $(60.8) million, respectively. This change was due to a decrease in operating expenses of $167.5 million, which was partially offset by a decrease in net revenue of $115.2 million.  As a percentage of net revenue, income (loss) from operations was (3.3)% and (16.2)% for the six months ended June 30, 2019 and 2018, respectively.  This decrease was primarily driven by decreases as a percentage of net revenue in marketing expense and cost of goods sold, excluding depreciation and amortization, partially offset by an increase in depreciation and amortization, product, technology, general and administrative expense and other operating expense as a percentage of net revenue.

Interest Income (Expense), Net

Interest income (expense), net for the six months ended June 30, 2019 and 2018 was $(4.5) million and $(3.6) million, respectively. This increase in interest income (expense), net was primarily due to an increase of $0.2 million in interest incurred on outstanding borrowings under our revolving credit facility and an increase of $0.1 million in amortization of upfront debt issuance costs, in addition to a decrease in interest income on cash and cash equivalents of $0.4 million.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the six months ended June 30, 2019 and 2018, respectively, reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

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

Because of these limitations, we consider, and you should consider, adjusted EBITDA and free cash flow together with other financial information presented in accordance with GAAP. The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(7,748)	$(32,836)	$(13,023)	$(64,501)
Share-based compensation	1,622	4,771	4,457	8,986
Depreciation and amortization	8,372	8,685	16,976	17,089
Other operating expense	—	—	230	—
Interest (income) expense, net	2,226	1,848	4,458	3,625
Provision (benefit) for income taxes	12	22	25	47
Adjusted EBITDA	$4,484	$(17,510)	$13,123	$(34,754)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(2,642)	$(18,143)	$2,496	$(38,603)
Purchases of property and equipment	(1,090)	(4,575)	(2,824)	(9,652)
Free cash flow	$(3,732)	$(22,718)	$(328)	$(48,255)

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers.  Prior to 2017, we financed our operations through private sales of equity securities and payments received from customers.  We raised a total of $194.9 million from the sale of convertible preferred stock, net of costs associated with such financings. In 2016, we entered into a revolving credit facility, which we amended and refinanced in October 2018. In 2017, we issued and sold $64.6 million in aggregate principal amount of convertible notes. In 2017, we also closed our IPO of 30,000,000 shares of Class A common stock, generating proceeds of $278.0 million, net of the underwriting discount and other offering expenses. The proceeds from the IPO are being used for working capital, capital expenditures and general corporate purposes. Upon the completion of the IPO, all outstanding convertible preferred stock and the outstanding aggregate principal amount of, and all accrued and unpaid interest on, our outstanding convertible notes each automatically converted into shares of our Class B common stock. Subsequent to the closing of the IPO, there were no convertible notes outstanding. Total debt, net of debt issuance costs, was $82.8 million as of June 30, 2019 and $82.6 million as of December 31, 2018, which consisted of outstanding borrowings under the revolving credit facility.

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

Total restricted cash was $1.4 million as of June 30, 2019 and $1.7 million as of December 31, 2018.  Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases.  As of June 30, 2019, $1.1 million of our restricted cash is classified as a long-term asset and $0.3 million is classified as a short-term asset.

We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities. Our working capital was $(16.5) million as of June 30, 2019 and $(21.2) million as of December 31, 2018.

We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment. Our free cash flow was $(3.7) million and $(22.7) million for the three months ended June 30, 2019 and 2018, respectively, and $(0.3) million and $(48.3) million for the six months ended June 30, 2019 and 2018, respectively.

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

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Net cash from (used in) operating activities	$2,496	$(38,603)
Net cash from (used in) investing activities	(2,417)	(9,093)
Net cash from (used in) financing activities	(50)	4
Increase (decrease) in cash and cash equivalents	29	(47,692)
Cash and cash equivalents–beginning of period	95,615	228,514
Cash and cash equivalents–end of period	$95,644	$180,822

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income (loss) adjusted for certain non‑cash items and changes in operating assets and liabilities.

For the six months ended June 30, 2019, net cash from (used in) operating activities was $2.5 million and consisted of net income (loss) of $(13.0) million, non‑cash items of $20.9 million and a net change in operating assets and liabilities of $(5.4) million. Changes in operating assets and liabilities were primarily driven by decreases in accrued expenses and other current liabilities and deferred revenue of $9.6 million and an increase in other noncurrent assets and liabilities of $2.7 million, partially offset by decreases in inventory and prepaid expense and other current assets of $4.2 million and an increase in accounts payable of $2.8 million. For the six months ended June 30, 2018, net cash from (used in) operating activities was $(38.6) million and consisted of net income (loss) of $(64.5) million, non‑cash items of $28.0 million and a net change in operating assets and liabilities of $(2.1) million. Changes in operating assets and liabilities were primarily driven by decreases in accounts payable and deferred revenue of $10.6 million, increases in prepaid expenses and other current assets of $1.9 million, offset by an increase in accrued expenses and other current liabilities of $5.0 million and a decrease in inventory of $5.5 million.

Net Cash from (used in) Investing Activities

Net cash from (used in) investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.

For the six months ended June 30, 2019, net cash from (used in) investing activities was $(2.4) million and consisted primarily of $(2.8) million for purchases of property and equipment, of which approximately $(1.6) million relates to capitalized software costs.  Cash paid for capital expenditures in the six months ended June 30, 2019 was primarily driven by acquisition of fixed assets and development of software to support business initiatives and ongoing product expansion. For the six months ended June 30, 2018, net cash from (used in) investing activities was $(9.1) million and consisted primarily of $(9.7) million for purchases of property and equipment, including capitalized software costs, and a $(0.3) million payment for an acquisition holdback, partially offset by $0.7 million of proceeds from the sale of fixed assets. Cash paid for capital expenditures in the six months ended June 30, 2018 was driven by the continued investments in automation equipment at our fulfillment centers, the acquisition of fixed assets to support business initiatives and ongoing product expansion and software capitalization. As of June 30, 2019, our projected capital expenditures are expected to amount to approximately $15.0 million to $20.0 million in the aggregate over the next twelve months. The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual scale of our business, and may vary significantly from our estimates.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from exercises of stock options and principal payments on capital lease obligations.

For the six months ended June 30, 2019, net cash from (used in) financing activities was $(0.0) million and consisted primarily of principal payments on capital lease obligations and payments of debt issuance costs, partially offset by proceeds from the exercise of stock options.  For the six months ended June 30, 2018, net cash from (used in) financing activities was $0.0 million and consisted of proceeds from the exercise of stock options and vesting of restricted stock units, almost entirely offset by principal payments on capital lease obligations.

Revolving Credit Facility

In August 2016, we entered into a revolving credit and guaranty agreement (the “revolving credit facility”) with a maximum amount available to borrow of $150.0 million. In May 2017 and June 2017, we executed amendments to the agreement that each increased the total commitment by $25.0 million, resulting in a total commitment of $200.0 million. In October 2018, we further amended and refinanced the revolving credit facility (the “credit facility refinancing”) to, among other things, reduce the maximum amount available to borrow from $200.0 million to $85.0 million and extend the final maturity of the revolving credit facility from August 26, 2019 to February 26, 2021. In connection with the refinancing, we repaid $41.4 million of indebtedness. As of June 30, 2019 and December 31, 2018, we had $83.6 million in outstanding borrowings and $1.4 million in issued letters of credit under the revolving credit facility.

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

The obligations under the revolving credit facility are guaranteed by the guarantor as defined in the revolving credit and guaranty agreement, Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. The October 2018 amendment to the revolving credit facility made certain additional changes to affirmative and financial reporting covenants and various negative covenants restricting our and our subsidiaries’ activities. In addition, the revolving credit facility requires us to comply with certain additional financial covenants, including to maintain a minimum aggregate liquidity balance of $50.0 million and, in the event we have positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement. Non-compliance with the covenants under the revolving credit facility would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing their borrowings. As of June 30, 2019 and December 31, 2018, we were in compliance with all of the covenants under the revolving credit facility.  Our future compliance with the covenants under the revolving credit facility will be dependent on, among other factors, our ability to maintain positive consolidated total net debt or generate sufficient quarterly adjusted EBITDA. Failure to comply with any covenants under the revolving credit facility could have a material adverse effect on our business, financial condition, and results of operation as described in the section titled “Risk Factors” under Part II, Item 1A below.

Contractual Obligations

On January 29, 2019, we amended the lease related to our fulfillment center in Richmond, California to extend the lease term from May 31, 2019 to May 31, 2022. In connection with the lease amendment, we prepaid approximately $2.1 million of rent to cover the final six months of the lease term. As of June 30, 2019, we had non-cancelable future minimum lease payments of approximately $9.6 million related to this lease. Other than the borrowings disclosed above in the "Revolving Credit Facility" section and changes which occur in the normal course of business, as of June 30, 2019, there were no other significant changes to the contractual obligations reported at December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off‑Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we did not have any off‑balance sheet arrangements, except for operating leases and letters of credit entered into in the normal course of business as discussed above.

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

Revenue Recognition

We adopted Accounting Standard Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), as of January 1, 2019. We primarily generate revenue from the sale of our products to customers, including meals, wine and kitchen tools. For the three and six months ended June 30, 2019 and 2018, we derived substantially all of our Net revenue from sales of our meals.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements, included in Part I, Item 1, Notes to Consolidated Financial Statements, in this Quarterly Report on Form 10-Q, and Index to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is subject to a shareholder derivative action filed in the Delaware Court of Chancery. The plaintiff seeks a declaratory judgment challenging the validity of a provision of the Company’s restated certificate of incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court. On December 19, 2018, the Court entered summary judgment in favor of the plaintiff. On July 8, 2019, the court entered an award of attorneys’ fees and expenses in favor of the plaintiff. The Company believes that it has strong defenses and intends to vigorously defend against this lawsuit, and it has appealed the Court’s ruling on the underlying merits.  The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act (“PAGA”) on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law.  Plaintiffs’ counsel filed a separate class action lawsuit alleging largely the same claims, but covering a longer period, which is now pending in the United States District Court for the Northern District of California.  The Company believes that it is likely that the two cases will be consolidated, and the parties are preparing for mediation scheduled for November 2019 in an attempt to resolve both cases. The Company is currently unable to provide any assurances as to the ultimate outcome of these lawsuits or that adverse resolution of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On July 20, 2018, one of the Company’s suppliers, West Liberty Foods, L.L.C., (i) made an arbitration demand against the Company with JAMS, and (ii) together with certain related entities, filed a lawsuit against the Company in Iowa state court.  The arbitration demand alleges breach of contract, fraud, and other common law claims in connection with, among other things, a dispute under the supply agreement between the parties related to the purchase of certain beef and poultry inventory of the supplier.  The parties had a hearing for the arbitration in May 2019 and have completed post-hearing briefings and are awaiting a decision related thereto. The lawsuit, which has been removed to the U.S. District Court for the Southern District of Iowa, alleges breach of oral contract and other common law claims in connection with a purported agreement between the Company and the supplier relating to the supplier’s acquisition of another company.  On December 28, 2018, the Court denied the Company’s motion to dismiss the plaintiffs’ amended complaint. The parties are presently engaged in discovery in the lawsuit.  The Company is currently unable to provide any assurances as to the ultimate outcome of this matter or that an adverse resolution of this matter would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

If the demand for our products does not develop or is not sustained as we expect, or if we fail to address the needs of our customers or fail to maintain relationships with our suppliers, our business would be materially harmed.  The cumulative effects of these factors or our inability to manage any of the risks and challenges identified above and elsewhere in this section could result in, among other things, large fluctuations and unpredictability in our quarterly and annual operating results, meaning that comparing our operating results on a period‑to‑period basis may not be meaningful and that we might fail to meet industry, financial analyst or investor expectations for any period or maintain compliance with certain covenants in our revolving credit facility.  If we are unable to successfully address these risks and challenges, our business, financial condition and operating results would be materially adversely affected.

We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception.  In the years ended December 31, 2018, 2017 and 2016, we incurred net losses of $122.1 million, $210.1 million and $54.9 million, respectively.  For the six months ended June 30, 2019 and 2018, we incurred net losses of $13.0 million and $64.5 million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to attract new customers, invest in our distribution and fulfillment capabilities, expand our product offerings and distribution channels, hire additional employees and enhance our technology and infrastructure.  These efforts may prove more expensive than we anticipate, and we may not succeed in maintaining or increasing our revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our revenue and margins.  We incur significant expenses in developing our technology, building out our fulfillment centers, obtaining and storing ingredients and other products, and marketing the products we offer.  In addition, many of our expenses, including the costs associated with our existing fulfillment centers, are fixed.  Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

If we fail to retain our existing customers, cost‑effectively acquire new customers, or increase the number of customers we serve, or if we fail to derive profitable revenue from our customers, our business could be materially adversely affected.

Our success, and our ability to resume revenue growth and operate profitably, depends in part on our ability to retain existing customers, to cost‑effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us. If we are unable to retain our existing customers, cost‑effectively acquire new customers, or keep customers engaged, or increase the number of customers we serve, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to approximately 449,000 in the three months ended June 30, 2019 from approximately 717,000 in the three months ended June 30, 2018, and our revenue declined to $119.2 million from $179.6 million in those same periods.  Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. Many of our new customers originate from referrals from existing customers, and therefore we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals.

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

We have spent significant amounts on advertising and other marketing activities, such as television, digital and social media, direct mail, radio and podcasts, and email, to acquire new customers, retain and engage existing customers, and promote our brand, and we expect our marketing expenses to continue to comprise a significant portion of our operating expenses. For 2018, 2017, and 2016, our marketing expenses were $117.5 million, $154.5 million, and $144.1 million, respectively, representing approximately 17.6%, 17.5%, and 18.1% of net revenue, respectively. For the three months ended June 30, 2019 and 2018, our marketing expenses were $9.7 million and $34.6 million, respectively, representing approximately 8.2% and 19.3% of net revenue, respectively. Despite our focus on marketing activities, we may fail to identify cost‑efficient marketing opportunities as we adjust our investments in marketing or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, as a result of which we have deliberately and meaningfully reduced our marketing expenses, we may fail to identify channels that accomplish this objective or fail to understand or mitigate negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors who are not reducing their marketing expenses or limiting their marketing channels. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results.

If we fail to resume revenue growth or to effectively manage our revenue or any future growth, our business could be materially adversely affected.

Our net revenue increased from $340.8 million in 2015 to $795.4 million in 2016 to $881.2 million in 2017, but has since declined to $667.6 million in 2018.  Our net revenue declined to $119.2 million for the three months ended June 30, 2019 from $179.6 million for the three months ended June 30, 2018. As we scaled our business, the number of our full-time employees increased from 2,997 at December 31, 2015 to 5,028 at December 31, 2016, but decreased to 4,163 at December 31, 2017 and 2,356 at December 31, 2018.  As of June 30, 2019, we had 1,805 full-time employees. If we fail to resume revenue growth or if our revenues further decline, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional management, financial, operational, technological and other resources to meet our needs, which may not be available in a cost‑effective manner or at all.  We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations.  If we do not resume revenue growth or if we do not effectively manage our revenue or any future growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high‑quality product offerings, or maintain compliance with certain covenants in our revolving credit facility.

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

To support our existing operations or any future expansion of our business, including our recently announced strategic plan to return to revenue growth, we must have sufficient capital to continue to make investments and to fund our operations. We also must maintain sufficient additional capital to comply with certain covenants in our revolving credit facility, which requires us and our subsidiaries to maintain minimum aggregate amounts of liquidity (defined to include our and our subsidiaries’ unrestricted cash and cash equivalents) and, in the event we have positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds. We cannot assure you that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our existing operations or any such expansion or to do so while maintaining compliance with these certain covenants.  If cash flows from operations are not sufficient or if we fail to adequately manage our existing capital resources, we may need additional equity or debt financing to provide the funds required to expand or operate our business.  If such financing is not available, or we are unable to refinance our revolving credit facility, on satisfactory terms or at all, we may be unable to operate our business, develop new business or execute on our strategic plan to return to revenue growth, in each case at the rate desired or at all, and our operating results may suffer.  Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results.  For example, covenants contained in our revolving credit and guaranty agreement include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments.  Our revolving credit facility also requires us to use a portion of the proceeds of certain equity issuances to repay indebtedness outstanding under the revolving credit facility.  Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to adequately manage our existing capital resources, or to fund our business and strategies may require us to delay, scale back or eliminate some or all of our operations or any future expansion of our business, which could materially adversely affect our business, financial condition and operating results.

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

As of June 30, 2019, we had $83.6 million in outstanding borrowings and $1.4 million in issued letters of credit under our revolving credit facility. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to return to revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and thus reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and placing us at a competitive disadvantage to less-leveraged competitors.

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

The restrictions contained in the revolving credit facility could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or could otherwise restrict our business and strategies, including our strategic plan to return to revenue growth, which could materially adversely affect our business, financial condition and operating results.

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

Our success is dependent upon our ability to retain key management. Our executive officers and other management personnel are employees “at will” and could elect to terminate their employment with us at any time.  For example, in April 2019, Bradley J. Dickerson resigned as our president and chief executive officer and as a director of the company effective upon the commencement of employment of Linda F. Kozlowski as our new president and chief executive officer and as a director of the company. In addition, in May 2019, Ilia M. Papas resigned as chief technology officer of the company and in June 2019, Irina Krechmer joined as our new chief technology officer. Similarly, in November 2017, Matthew B. Salzberg resigned as our president and chief executive officer and transitioned to the role of executive chairman.  In December 2018, Mr. Salzberg ceased to be an employee, but remains chairman of our board of directors. We do not maintain “key person” insurance on the lives of any of our executive officers.

Our success is also dependent upon our ability to attract, retain and effectively deploy qualified employees, including management, possessing a broad range of skills and expertise.  We may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future, and, to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees.  Additionally, we may not be able to hire new employees quickly enough to meet our needs, and we must effectively deploy our workforce in order to efficiently allocate our internal resources. If we fail to meet our hiring needs, successfully integrate our new hires or effectively deploy our existing personnel, our efficiency and ability to meet our forecasts, our ability to successfully execute on our recently announced strategic growth plan and our employee morale, productivity and retention could all suffer.  Any of these factors could materially adversely affect our business, financial condition and operating results.

We have recently implemented significant reorganization activities in our business, including the recent transfer of production volume between our fulfillment operations and reduction of the size of our organization. These and other reorganization activities could have long-term adverse effects on our business, including additional attrition in personnel and the failure to achieve the anticipated benefits and savings from these activities.

We have recently implemented significant reorganization activities in our business to adjust our cost structure, and we may engage in similar reorganization activities in the future. In January 2019, we announced the transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center, which resulted in a reduction in the number of our employees at our Arlington fulfillment center and an increase in the number of new employees at our Linden fulfillment center. In November 2018, we implemented a reduction in the number of our employees by approximately 4%, which included departures of members of our management team, and in October 2017 we implemented a company-wide realignment of personnel that resulted in a reduction of approximately 6% of our total workforce across our corporate offices and fulfillment centers. These actions resulted and will continue to result in the loss of employees across various functions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, there is a risk of reduced employee morale and, as  a result, we may face further employee attrition. We may also be unable to efficiently transition the production volume between our fulfillment centers or maintain our production efficiencies during or after the transfer.

These and any other reorganization activities in which we may engage in the future, as well as other ongoing cost reduction activities, reduce our available talent, assets, capabilities and other resources and could slow improvements in our products and services, adversely affect our ability to respond to competition and limit our ability to satisfy customer demands. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing the organizational changes brought about by the reorganization. Due to our limited resources, we may not be able to effectively manage the changes in our business operations resulting from the reorganization, which may result in weaknesses in our operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If we are unable to effectively manage these activities, our expenses may be higher than expected, and we may not be able to implement our business strategy or achieve the anticipated benefits and savings from any such activities.  We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. In addition, delays in implementing planned restructuring activities, unexpected costs or the failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could materially adversely affect our business and operating and financial results.

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

In addition, food companies have been subject to targeted, large‑scale tampering as well as to opportunistic, individual product tampering, and we could be a target for product tampering.  Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution.  Beginning in July 2019, FDA requirements require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm.  If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition and operating results.

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

If we do not successfully maintain, operate and optimize our fulfillment centers, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business.  We have encountered in the past, and may encounter in the future, difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, requiring us to use temporary workers through third parties at greater cost and with lower levels of performance.  If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, our customers may experience delays in receiving their meal deliveries, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results.  In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short term basis, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results.  For example, unexpected complexities and costs arose with the launch of our Linden, New Jersey fulfillment center in late 2017, which adversely affected our revenue expectations, the rollout of our new product offerings, and our ability to acquire and retain new customers. Similarly, in January 2019 we announced the transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center, and any disruptions to our operations at either or both facilities or other unanticipated challenges arising in connection with this transition could adversely affect our fulfillment operations and production efficiency, cause delays in fulfilling customer orders and negatively impact our business and financial condition.

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

We will need to continue to maintain sufficient fulfillment and storage capacity in order to meet our customer demand. To the extent we grow in the future, we may need to add additional fulfillment and storage capacity in order to meet customer demand.  For example, in 2017 we launched a fulfillment center in Linden, New Jersey, which increased our overall fulfillment capacity. If we do not successfully manage our ongoing real property and operational needs or if we redeploy these facilities for other uses or vacate these facilities, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business, financial condition and operating results.  For example, in January 2019 we announced the transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center and the consolidation of Texas fulfillment operations in our Arlington fulfillment center, in connection with which we expect to incur approximately $0.8 million in restructuring costs. If events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we may be required to recognize impairment charges on any of our assets. For example, in 2017 we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our fulfillment center in Linden, New Jersey, as well as our decision to no longer pursue the planned build-out of the Fairfield, California facility. As a result of our decision to no longer pursue the build-out of our Fairfield facility, we are pursuing alternatives for this property. If we are unable to timely identify a suitable alternative for this property, we would continue to incur significant financial costs. We also rely on fixed duration leases for our other real properties, including the lease for our headquarters in New York, New York, which expires in October 2019. If we are unable to timely enter into suitable lease agreements or extensions for any of our real properties, we may incur additional unanticipated costs associated with identifying and securing an alternative premises, suffer disruptions to our operations as a result of any necessary transition, face employee attrition or experience other harm to our business. We expect to incur future capital expenditures in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  The timing and amount of our projected capital expenditures is dependent upon a number of factors, and may vary significantly from our estimates. We cannot assure you that any future capital expenditures will be timely or effectively integrated into our existing operations, any adjustments to production volume, including transitions between fulfillment centers, will be completed on an efficient and timely basis without adversely impacting our operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute on our strategic plans or recruit qualified managerial and operational personnel necessary to support our strategic plans.  Any changes to our overall fulfillment capacity or existing fulfillment center operations will put pressure on our managerial, financial, operational, technological and other resources.

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

In general, we have not historically collected state or local sales, use or other similar taxes in any jurisdictions in which we do not have a tax nexus, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect state and local sales, use and other similar taxes with respect to online sales of our products.  In addition, we have not historically collected state or local sales, use or other similar taxes in certain jurisdictions in which we do have a physical presence in reliance on applicable exemptions.  On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction.  A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces.  The details and effective dates of these collection requirements vary from state to state. We are in the process of determining how and when our collection practices will need to change in certain relevant jurisdictions.  It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales as well as penalties and interest, which could materially adversely affect our business, financial condition and operating results.

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

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations.  For example, since our initial public offering in June 2017, the market price of our Class A common stock has ranged from a high of $165.00 to a low of $6.10. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non‑voting Class C capital stock.  As of June 30, 2019, stockholders who held shares of Class B common stock, including employees and directors and their affiliates who held shares or equity awards prior to the implementation of our multi-class capital structure in December 2016, together held approximately 90.6% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliated entities together held approximately 84.2% of the voting power of our outstanding capital stock; and our chairman, Matthew B. Salzberg, together with his affiliates, held approximately 44.6% of the voting power of our outstanding capital stock.  Because of the ten‑to‑one voting ratio between the Class B common stock and Class A common stock, the holders of Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock.  This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

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

As of June 30, 2019, an aggregate of 1,930,517 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act.  If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of June 30, 2019, the holders of an aggregate of approximately 5 million shares of our common stock have rights, subject to certain conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

We may not be able to remain in compliance with the New York Stock Exchange’s requirements for the continued listing of our Class A common stock on the exchange.

On May 17, 2019, we were notified by the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE’s continued listing standards because the average closing price of our Class A common stock had fallen below $1.00 per share over a period of 30 consecutive trading days.

We notified the NYSE on May 20, 2019 that we intended to cure the deficiency. On  June 14,  2019, we filed a certificate of amendment to our restated certificate of incorporation that, among other things, effected a 1-for-15 reverse stock split of our Class A common stock. On July 1, 2019, we were notified by the NYSE that our Class A common stock had a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on June 30, 2019, and therefore we had regained compliance with the applicable NYSE continued listing standard. However, we cannot assure you that the stock price of our Class A common stock will continue to remain in compliance with this standard or that we will remain in compliance with any of the other applicable NYSE continued listing standards.  The stock price of our Class A common stock may be adversely affected due to, among other things, our financial results, market conditions and market perception of our business.

Any further failure to remain in compliance with the NYSE’s continued listing standards,  and any subsequent failure to timely resume compliance with the NYSE’s continued listing standards within the applicable cure period, could result in delisting from the NYSE and negatively impact our company and holders of our Class A common stock, including by reducing the willingness of investors to hold our Class A common stock because of the resulting decreased price, liquidity and trading of our Class A common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our Class A common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares of Class A common stock in the future. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us, and limit our access to debt and equity financing. The perceived decrease in value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

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

Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Clause”). We are subject to a shareholder derivative action filed in the Delaware Court of Chancery in which the plaintiff seeks a declaratory judgment challenging the validity of the Federal Forum Clause.  On December 19, 2018, the Court entered summary judgment in favor of the plaintiff. On July 8, 2019, the court entered an award of attorneys’ fees and expenses in favor of the plaintiff. We believe that we have strong defenses and intend to vigorously defend against this lawsuit. We have appealed the Court’s ruling on the underlying merits and the fee award. We are unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on our consolidated financial position or results of operations. In addition, as a result of this decision, holders of our Class A common stock and Class B common stock and Class C capital stock would, if applicable requirements are met, be permitted to file complaints asserting a cause of action arising under the Securities Act against us in either state or federal court. We may incur additional costs associated with resolving such action in other jurisdictions, which could also materially adversely affect our business, financial condition and operating results.

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

The underwriters of our initial public offering were Goldman, Sachs & Co., Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Barclays Capital Inc., RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc., Stifel, Nicolaus & Company, Incorporated, Canaccord Genuity Inc., Needham & Company, LLC, Oppenheimer & Co.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit	Description

3.1*	Restated Certificate of Incorporation of Blue Apron Holdings, Inc., as amended

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Date: August 6, 2019	/s/ Linda F. Kozlowski
Linda F. Kozlowski
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 6, 2019	/s/ Timothy S. Bensley
Timothy S. Bensley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)