Form 10-Q
period 2019-09-30
Blue Apron Holdings, Inc.
filed 2019-10-31
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38134

Blue Apron Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81‑4777373
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28 Liberty Street, New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (347) 719‑4312

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A Common Stock, $0.0001 par value per share	APRN	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	7,608,045 shares outstanding as of September 30, 2019
Class B Common Stock, $0.0001 par value	5,564,196 shares outstanding as of September 30, 2019
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of September 30, 2019

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•

our expectations regarding our expenses and revenue, our ability to maintain and grow adjusted EBITDA and to achieve profitability, the sufficiency of our cash resources, our ability to remain in compliance with covenants under our indebtedness, and our needs for additional financing;

•

our ability to successfully execute our growth strategy, including our ability to cost-effectively attract new customers and retain existing customers, to expand our direct-to-consumer product offerings, and to resume revenue growth;

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,866	$95,615
Accounts receivable, net	683	494
Inventories, net	31,154	33,634
Prepaid expenses and other current assets	9,062	12,259
Total current assets	126,765	142,002
Restricted cash	2,192	1,692
Property and equipment, net	187,559	209,515
Other noncurrent assets	3,529	1,690
TOTAL ASSETS	$320,045	$354,899
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$28,179	$22,573
Accrued expenses and other current liabilities	29,429	32,594
Current portion of long-term debt	28,580	—
Deferred revenue	7,671	12,372
Total current liabilities	93,859	67,539
Long-term debt	54,344	82,603
Facility financing obligation	71,701	71,696
Other noncurrent liabilities	12,653	13,759
TOTAL LIABILITIES	232,557	235,597
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 7,608,045 and 5,240,073 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively*	1	1
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 5,564,196 and 7,714,036 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively*	1	1
Class C common stock, par value of $0.0001 per share — 500,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	597,603	590,538
Accumulated deficit	(510,117)	(471,238)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	87,488	119,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$320,045	$354,899

*  Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019. Refer to Note 2 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue	$99,490	$150,621	$360,546	$526,867
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	67,393	102,406	221,570	347,894
Marketing	12,127	23,251	36,074	97,161
Product, technology, general and administrative	35,333	48,345	109,599	148,933
Depreciation and amortization	7,303	8,599	24,279	25,688
Other operating expense	1,261	—	1,491	—
Total operating expenses	123,417	182,601	393,013	619,676
Income (loss) from operations	(23,927)	(31,980)	(32,467)	(92,809)
Interest income (expense), net	(2,260)	(1,943)	(6,718)	(5,568)
Income (loss) before income taxes	(26,187)	(33,923)	(39,185)	(98,377)
Benefit (provision) for income taxes	(9)	(19)	(34)	(66)
Net income (loss)	$(26,196)	$(33,942)	$(39,219)	$(98,443)

Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders*:
Basic	$(1.99)	$(2.64)	$(3.01)	$(7.68)
Diluted	$(1.99)	$(2.64)	$(3.01)	$(7.68)
Weighted-average shares used to compute net income (loss) per share attributable to Class A, Class B, and Class C common stockholders*:
Basic	13,133,056	12,879,617	13,049,851	12,816,584
Diluted	13,133,056	12,879,617	13,049,851	12,816,584

*  Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019. Refer to Note 2 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Class A		Class B		Class C		Additional		Total
	Common Stock *		Common Stock *		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
2019
Balance — December 31, 2018	5,240,073	$1	7,714,036	$1	—	$—	$590,538	$(471,238)	$119,302
Conversion from Class B to Class A common stock	1,104,091	0	(1,104,091)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	23,911	0	27,444	0	—	—	103	—	103
Share-based compensation	—	—	—	—	—	—	2,974	—	2,974
Impact of adoption of accounting standard update	—	—	—	—	—	—	—	340	340
Net income (loss)	—	—	—	—	—	—	—	(5,275)	(5,275)
Balance — March 31, 2019	6,368,075	$1	6,637,389	$1	—	$—	$593,615	$(476,173)	$117,444
Conversion from Class B to Class A common stock	210,664	0	(210,664)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	80,391	0	139	0	—	—	(9)	—	(9)
Share-based compensation	—	—	—	—	—	—	1,724	—	1,724
Other	(64)	(0)	(35)	(0)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(7,748)	(7,748)
Balance — June 30, 2019	6,659,066	$1	6,426,829	$1	—	$—	$595,330	$(483,921)	$111,411
Conversion from Class B to Class A common stock	862,633	0	(862,633)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	86,346	0	—	—	—	—	(38)	—	(38)
Share-based compensation	—	—	—	—	—	—	2,311	—	2,311
Net income (loss)	—	—	—	—	—	—	—	(26,196)	(26,196)
Balance — September 30, 2019	7,608,045	$1	5,564,196	$1	—	$—	$597,603	$(510,117)	$87,488

2018
Balance — December 31, 2017	2,510,510	$0	10,248,482	$1	—	$—	$572,546	$(348,697)	$223,850
Conversion from Class B to Class A common stock	1,282,629	0	(1,282,629)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	15,595	0	10,060	0	—	—	46	—	46
Share-based compensation	—	—	—	—	—	—	4,595	—	4,595
Impact of adoption of accounting standard update	—	—	—	—	—	—	392	(392)	—
Net income (loss)	—	—	—	—	—	—	—	(31,665)	(31,665)
Balance — March 31, 2018	3,808,734	$0	8,975,913	$1	—	$—	$577,579	$(380,754)	$196,826
Conversion from Class B to Class A common stock	297,556	0	(297,556)	0	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	41,218	0	6,802	0	—	—	106	—	106
Share-based compensation	—	—	—	—	—	—	5,022	—	5,022
Settlement of acquisition holdback	686	0	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(32,836)	(32,836)
Balance — June 30, 2018	4,148,194	$0	8,685,159	$1	—	$—	$582,707	$(413,590)	$169,118
Conversion from Class B to Class A common stock	948,965	0	(948,965)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	77,957	1	5,269	0	—	—	66	—	67
Share-based compensation	—	—	—	—	—	—	4,828	—	4,828
Net income (loss)	—	—	—	—	—	—	—	(33,942)	(33,942)
Balance — September 30, 2018	5,175,116	$1	7,741,463	$1	—	$—	$587,601	$(447,532)	$140,071

* Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019. Refer to Note 2 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,219)	$(98,443)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	24,279	25,688
Loss (gain) on disposal of property and equipment	273	1,048
Loss on impairment	1,261	—
Changes in reserves and allowances	(1,102)	(382)
Share-based compensation	6,669	13,555
Non-cash interest expense	372	1,662
Changes in operating assets and liabilities:
Accounts receivable	(81)	1,031
Inventories	3,340	9,305
Prepaid expenses and other current assets	3,121	(1,302)
Accounts payable	5,967	(2,184)
Accrued expenses and other current liabilities	(2,997)	3,674
Deferred revenue	(4,361)	(6,062)
Other noncurrent assets and liabilities	(2,816)	(1,590)
Net cash from (used in) operating activities	(5,294)	(54,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	—	(250)
Decrease (increase) in restricted cash	(778)	680
Purchases of property and equipment	(3,900)	(12,903)
Proceeds from sale of property and equipment	378	858
Net cash from (used in) investing activities	(4,300)	(11,615)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt issuance costs	(24)	—
Proceeds from exercise of stock options	54	219
Principal payments on capital lease obligations	(185)	(216)
Net cash from (used in) financing activities	(155)	3
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,749)	(65,612)
CASH AND CASH EQUIVALENTS — Beginning of period	95,615	228,514
CASH AND CASH EQUIVALENTS — End of period	$85,866	$162,902
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$60	$110
Cash paid for interest	$7,388	$5,847
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$—	$184
Non-cash additions to property and equipment	$339	$889
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$221	$760

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements, and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2019 and December 31, 2018, results of operations for the three months and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2019 (the “Annual Report”). The Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as of January 1, 2019 using a modified retrospective approach. See Revenue Recognition below for further discussion. There have been no other significant changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Annual Report.

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

Revenue Recognition

The Company adopted ASU 2014-09 as of January 1, 2019. The Company primarily generates revenue from the sale of its products to customers, including meals, wine and kitchen tools. For the three and nine months ended September 30, 2019 and 2018, the Company derived substantially all of its Net revenue from sales of its meals.

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

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $7.7 million as of September 30, 2019 and $12.4 million as of December 31, 2018, respectively. During the nine months ended September 30, 2019, the Company recognized $11.4 million to Net revenue from the Deferred revenue at December 31, 2018.

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

Emerging Growth Company Status

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." The Company may take advantage of these exemptions until the Company is no longer an "emerging growth company." Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its initial public offering (the “IPO”) on July 5, 2017, or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non-affiliates (and it has been a public company for at least 12 months, and has filed one annual report on Form 10-K), or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued its final standard on lease accounting, Accounting Standards Update No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, to add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (“EITF”) meeting. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to improve and clarify certain aspects of ASU No. 2016-02. In January 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, to improve and clarify aspects of ASU No. 2016-02. For the Company, the new standard is effective for annual periods beginning January 1, 2020.  Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under non-cancelable operating leases on the Consolidated Balance Sheets resulting in the recording of right-of-use assets and lease obligations. The Company is currently evaluating any additional impacts this guidance will have on its Consolidated Financial Statements.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, which affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The new guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Principal versus Agent Considerations), to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing), to clarify the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients), to clarify the implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts, and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, (Revenue from Contracts with Customers), to clarify the guidance or to correct unintended application of guidance. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, to add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 EITF meeting. The Company adopted the new standard as of January 1, 2019, using a modified retrospective approach and recognized $0.3 million cumulative-effect adjustment to reduce Accumulated deficit as of January 1, 2019.

3. Inventories, Net

Inventories, net consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Fulfillment	$3,665	$3,050
Product	27,489	30,584
Inventories, net	$31,154	$33,634

Product inventory primarily consists of bulk and prepped food, containers, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Prepaid insurance	$6,663	$6,374
Other current assets	2,399	5,885
Prepaid expenses and other current assets	$9,062	$12,259

5. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Computer equipment	$11,438	$10,969
Capitalized software	18,221	15,701
Fulfillment equipment	54,461	54,187
Furniture and fixtures	3,725	3,724
Leasehold improvements	41,557	41,408
Buildings(1)	148,507	148,507
Construction in process	1,131	2,207
Property and equipment, gross	279,040	276,703
Less: accumulated depreciation and amortization	(91,481)	(67,188)
Property and equipment, net	$187,559	$209,515

(1)

Includes build-to-suit lease arrangements in Linden, New Jersey and Fairfield, California where the Company is considered the owner for accounting purposes, of which $62.1 million was included in Buildings as of September 30, 2019 and December 31, 2018. Costs incurred directly by the Company relating to these arrangements were $82.3 million as of September 30, 2019 and December 31, 2018. Capitalized interest for construction projects related to build-to-suit lease arrangements was $4.2 million as of September 30, 2019 and December 31, 2018.

In September 2019, the Company recorded impairment charges of $1.3 million, primarily related to abandoned capital projects due to the reprioritization of initiatives to support its growth strategy.

In October 2017, the Company performed a review of its real estate needs and decided to no longer pursue its planned build-out of the Fairfield facility and as a result, recorded an impairment charge of $3.2 million. The Company is pursuing potential alternatives for the leased Fairfield property. As of September 30, 2019, the Company had future non-cancelable minimum lease payments of $34.7 million through 2028 related to this facility.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Accrued compensation	$11,377	$12,909
Accrued credits and refunds reserve	1,046	1,180
Accrued marketing expenses	4,968	6,027
Accrued shipping expenses	1,960	1,910
Other current liabilities	10,078	10,568
Accrued expenses and other current liabilities	$29,429	$32,594

7. Deferred Revenue

Deferred revenue consists of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Cash received prior to fulfillment	$5,698	$7,029
Gift cards, prepaid orders, and other	1,973	5,343
Deferred revenue	$7,671	$12,372

8. Debt

Revolving Credit Facility

In August 2016, the Company entered into a revolving credit and guaranty agreement (the “revolving credit facility”) with a maximum amount available to borrow of $150.0 million. The borrower under the revolving credit facility is the Company’s wholly-owned subsidiary, Blue Apron, LLC. In May 2017 and June 2017, the Company executed amendments to the agreement that each increased the total commitments by $25.0 million, resulting in a total commitment of $200.0 million. In October 2018, the Company amended and refinanced the revolving credit facility to, among other things, reduce the aggregate lender commitments to $85.0 million and extend the maturity date of the facility to February 2021. In October 2019, the Company further amended and refinanced the revolving credit facility to, among other things, further reduce the aggregate lender commitments to $55.0 million and extend the maturity date of the facility to August 2021. For additional information on the refinancing of the revolving credit facility and the resulting changes to the terms of the agreement, see Note 14 Subsequent Events.

As of September 30, 2019 and December 31, 2018, the Company had $83.6 million in outstanding borrowings under the revolving credit facility, and $0.1 million and $1.4 million in issued letters of credit under the revolving credit facility, respectively. The remaining amount available to borrow as of September 30, 2019 and December 31, 2018 was $1.3 million and $0.0 million, respectively. The Company incurred and capitalized $0.5 million in deferred financing costs in long-term debt in connection with the revolving credit facility in August 2016. In conjunction with the refinancing in October 2018, the Company incurred and capitalized $0.9 million in deferred financing costs in long-term debt, which will be amortized over the new term. As of September 30, 2019 and December 31, 2018, the total unamortized deferred financing costs was $0.7 million and $1.0 million, respectively.

As of September 30, 2019 and December 31, 2018, outstanding borrowings of debt consisted of the following:

		September 30,	December 31,
	Maturity Date	2019	2018
		(In thousands)
Revolving credit facility	February 2021	$83,578	$83,578
Weighted average interest rate		6.32%	6.41%

As of September 30, 2019, borrowings under the revolving credit facility bore interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one month interest period plus 1.00% (the “base rate”), plus in each case a margin of 3.00% or (2) an adjusted LIBOR rate (the “eurodollar rate”) plus a margin of 4.00%. As of September 30, 2019 and December 31, 2018, the Company had outstanding borrowings of $83.6 million utilizing the eurodollar rate. As of September 30, 2019 and December 31, 2018, the Company had outstanding borrowings of $0.0 million utilizing the base rate. The Company is also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The obligations under the revolving credit facility are guaranteed by Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiary’s activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of September 30, 2019, financial covenants included a requirement to maintain a minimum aggregate liquidity balance of $50.0 million and, in the event the Company had positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement.

Non-compliance with the covenants under the revolving credit facility would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. As of September 30, 2019 and December 31, 2018, the Company was in compliance with all of the covenants under the revolving credit facility.

Facility Financing Obligation

As of September 30, 2019 and December 31, 2018, the Company had a facility financing obligation of $71.7 million related to leased facilities in Linden and Fairfield under the build-to-suit accounting guidance.

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

On July 20, 2018, one of the Company’s suppliers, West Liberty Foods, L.L.C., (i) made an arbitration demand against the Company with JAMS, and (ii) together with certain related entities, filed a lawsuit against the Company in Iowa state court. The arbitration demand alleges breach of contract, fraud, and other common law claims in connection with, among other things, a dispute under the supply agreement between the parties related to the purchase of certain beef and poultry inventory of the supplier. The parties had a hearing for the arbitration in May 2019 and have completed post-hearing briefings and arguments and are awaiting a decision related thereto. The lawsuit, which has been removed to the U.S. District Court for the Southern District of Iowa, alleges breach of oral contract and other common law claims in connection with a purported agreement between the Company and the supplier relating to the supplier’s acquisition of another company. On December 28, 2018, the Court denied the Company’s motion to dismiss the plaintiffs’ amended complaint. The parties are presently engaged in discovery in the lawsuit and the trial is scheduled for November 2020.  The Company is currently unable to provide any assurances as to the ultimate outcome of this matter or that an adverse resolution of this matter would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Although the Company believes that it is reasonably possible that it may incur losses in these cases, the Company is currently unable to estimate the amount of such losses, except as noted above, due to the early stages of certain of the litigations, among other factors.

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

Sales Tax

On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in the jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. The Company is in the process of determining how and when its tax collection practices will need to change in other jurisdictions. It is possible that one or more jurisdictions may assert that the Company has liability for periods for which it has not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales as well as penalties and interest, which could materially adversely affect the Company’s business, financial condition and operating results.

10. Share-based Compensation

The Company recognized share-based compensation for share-based awards of $2.2 million and $4.6 million during the three months ended September 30, 2019 and 2018, respectively. The Company recognized share-based compensation for share-based awards of $6.7 million and $13.6 million during the nine months ended September 30,

2019 and 2018, respectively. Share-based compensation was recognized in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general, and administrative expenses as follows:

	Three Months Ended
	September 30,
	2019	2018
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$46	$230
Product, technology, general, and administrative	2,166	4,339
Total share-based compensation	$2,212	$4,569

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$161	$1,024
Product, technology, general, and administrative	6,508	12,531
Total share-based compensation	$6,669	$13,555

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

The rights, including the liquidation and dividend rights, of the Class A, Class B, and Class C common stock are substantially the same, other than voting rights. For the three months and nine months ended September 30, 2019 and 2018, the Company did not have any outstanding shares of Class C common stock.

On June 13, 2019, the Board of Directors of the Company approved the Reverse Stock Split of the Company’s Class A Common Stock and Class B Common Stock at a ratio of 1-for-15 shares, which Reverse Stock Split became effective on June 14, 2019. Accordingly, all share, equity award, and per share amounts have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

	Three Months Ended September 30,
	2019			2018
	Class A	Class B	Class C	Class A	Class B	Class C
(In thousands, except share and per-share data)
Numerator:
Net income (loss)	$(14,621)	$(11,575)	$—	$(11,881)	$(22,061)	$—
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(14,621)	$(11,575)	$—	$(11,881)	$(22,061)	$—
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	7,329,996	5,803,060	—	4,508,307	8,371,310	—
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	7,329,996	5,803,060	—	4,508,307	8,371,310	—

Net income (loss) per share attributable to common stockholders—basic (1)	$(1.99)	$(1.99)	$—	$(2.64)	$(2.64)	$—
Net income (loss) per share attributable to common stockholders—diluted (1)	$(1.99)	$(1.99)	$—	$(2.64)	$(2.64)	$—

	Nine Months Ended September 30,
	2019			2018
	Class A	Class B	Class C	Class A	Class B	Class C
(In thousands, except share and per-share data)
Numerator:
Net income (loss)	$(19,682)	$(19,537)	$—	$(29,870)	$(68,573)	$—
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(19,682)	$(19,537)	$—	$(29,870)	$(68,573)	$—
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	6,549,067	6,500,784	—	3,888,878	8,927,706	—
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	6,549,067	6,500,784	—	3,888,878	8,927,706	—

Net income (loss) per share attributable to common stockholders—basic (1)	$(3.01)	$(3.01)	$—	$(7.68)	$(7.68)	$—
Net income (loss) per share attributable to common stockholders—diluted (1)	$(3.01)	$(3.01)	$—	$(7.68)	$(7.68)	$—

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended September 30,
	2019			2018
	Class A	Class B	Class C	Class A	Class B	Class C
Stock options	49,302	212,147	—	—	592,653	—
Restricted shares	—	331	—	—	1,332	—
Restricted stock units	1,278,650	—	—	756,385	—	—
Total anti-dilutive securities	1,327,952	212,478	—	756,385	593,985	—

	Nine Months Ended September 30,
	2019			2018
	Class A	Class B	Class C	Class A	Class B	Class C
Stock options	71,519	273,631	—	—	589,656	—
Restricted shares	—	580	—	—	1,579	—
Restricted stock units	1,001,870	—	—	744,361	—	—
Total anti-dilutive securities	1,073,389	274,211	—	744,361	591,235	—

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$79,294	$—	$—	$79,294
Total financial assets	$79,294	$—	$—	$79,294

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$88,509	$—	$—	$88,509
Total financial assets	$88,509	$—	$—	$88,509

As of September 30, 2019 and December 31, 2018, the Company had $79.3 million and $88.5 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. During the three months and nine months ended September 30, 2019 and 2018, the Company did not have realized gains or losses related to its financial assets.

As of September 30, 2019 and December 31, 2018, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

13. Restructuring Costs

In January 2019, the Company announced that it was transferring a substantial portion of the production volume from its Arlington, Texas fulfillment center to its Linden, New Jersey fulfillment center. As a result of the action the Company recorded approximately $0.6 million in total restructuring costs, including $0.2 million of employee-related expenses, substantially all of which resulted in cash expenditures in Other operating expense, and $0.4 million of accelerated depreciation in Depreciation and amortization, all of which were recorded during the first half of 2019. The Arlington fulfillment center continues to serve customers in several geographic regions.

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

The following table summarizes the activity for the restructuring charges discussed above and the related accruals recorded in Accrued expenses and other current liabilities:

	Employee-Related Costs	Incremental Depreciation	Total
	(In thousands)	(In thousands)	(In thousands)
Balance — December 31, 2018	$715	$—	$715
Charges	230	38	268
Cash payments	(540)	—	(540)
Charges against assets	—	(38)	(38)
Other	(35)	—	(35)
Balance — March 31, 2019	$370	$—	$370
Charges	—	321	321
Cash payments	(327)	—	(327)
Charges against assets	—	(321)	(321)
Balance — June 30, 2019	$43	$—	$43
Charges	—	—	—
Cash payments	(34)	—	(34)
Other	(9)	—	(9)
Balance — September 30, 2019	$—	$—	$—

14. Subsequent Events

Revolving Credit Facility Refinancing

On October 25, 2019, the Company amended and refinanced its existing revolving credit facility.  The refinancing of the revolving credit facility, among other things, reduced the aggregate lender commitments from $85.0 million to $55.0 million and extended the final maturity date from February 26, 2021 to August 26, 2021.  In connection with the refinancing, the Company repaid $28.9 million of indebtedness, resulting in $54.7 million in outstanding borrowings and $0.1 million in issued letters of credit under the revolving credit facility. In conjunction with the refinancing, the Company incurred customary fees and expenses of approximately $0.8 million, which will be capitalized as deferred financing costs and amortized over the new term.

Borrowings under the amended revolving credit facility bear interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one month interest period plus 1.00%, plus in each case a margin of 3.25%,  or (2) an adjusted LIBOR rate plus a margin of 4.25%. The Company is also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The obligations under the amended revolving credit facility are guaranteed by Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The amended revolving credit facility  made certain changes to affirmative and financial reporting covenants and various negative covenants restricting the activities of the Company and its subsidiaries. In addition, the amended revolving credit facility made certain changes to financial covenants, including to update the minimum aggregate liquidity balance to $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end and to revise the minimum quarterly consolidated adjusted EBITDA thresholds, as defined in the revolving credit and guaranty agreement, which are required to be maintained in the event the Company has positive consolidated total net debt.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue	$99,490	$150,621	$360,546	$526,867
Adjusted EBITDA	$(13,151)	$(18,812)	$(28)	$(53,566)
Net cash from (used in) operating activities	$(7,790)	$(15,397)	$(5,294)	$(54,000)
Free cash flow	$(8,866)	$(18,648)	$(9,194)	$(66,903)

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,	September 30,
	2018	2018	2019	2019	2019
Orders (in thousands)	2,647	2,418	2,482	2,048	1,726
Customers (in thousands)	646	557	550	449	386
Average Order Value	$56.79	$58.12	$57.15	$58.16	$57.60
Orders per Customer	4.1	4.3	4.5	4.6	4.5
Average Revenue per Customer	$233	$252	$258	$265	$258

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

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine or market products sold on our e‑commerce platforms in a given reporting period.  For example, the number of Customers in the three months ended September 30, 2019 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the quarter ended September 30, 2019.  We view the number of Customers as a key indicator of our scale and financial performance.  Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, Orders per Customer and Average Revenue per Customer.

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

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our 2‑Serving and Family Plans.  We also generate net revenue through sales of Blue Apron Wine, which we began offering in September 2015, and through sales on Blue Apron Market, which we launched in November 2014. For the three months and nine months ended September 30, 2019 and 2018, we derived substantially all of our net revenue from sales of our meals through our direct-to-consumer platform.  We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue.  Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter.  For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. For example, our deliberate reduction in marketing expenses to focus on the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention has negatively impacted, and is expected to continue to negatively impact, our net revenue. We also anticipate that our net revenue will be impacted by the timing and outcome of the execution of our strategic priorities.

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

We expect marketing expenses to increase, both in absolute dollars and as a percentage of net revenue, in 2020 compared to 2019 in support of our growth strategy while also continuing to focus on efficiency and a customer acquisition strategy that targets customers who we believe will exhibit higher affinity and retention through the marketing channels we believe to be the most efficient. We anticipate that our marketing strategies, which may be informed by our strategic priorities, the seasonal trends in our business, the competitive landscape of our market, and the timing and outcome of the execution of our strategic priorities, will fluctuate from quarter‑to‑quarter and have a significant impact on our quarterly results of operations.

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities costs such as occupancy and rent costs for our corporate offices and fulfillment centers; and payment processing fees, professional fees, and other general corporate and administrative costs. Over time, we expect such expenses to decrease as a percentage of net revenue as we scale our business.

Depreciation and Amortization

Depreciation and amortization consists of depreciation expense for our property and equipment and amortization expense for capitalized software development costs.

Other Operating Expense

Other operating expense includes restructuring costs related to the Arlington facility restructuring and impairment losses on long-lived assets during the three and nine months ended September 30, 2019.

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

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one‑time items, and the impact of valuation allowances. For the three months ended September 30, 2019 and 2018, we recorded nominal tax expense, resulting in an effective tax rate of (0.0)% and (0.1)%, respectively. For the nine months ended September 30, 2019 and 2018, we recorded nominal tax expense, resulting in an effective tax rate of (0.1)% and (0.1)%, respectively. We continue to maintain a valuation allowance for federal and certain state tax jurisdictions.  Our tax provision results from state taxes in certain jurisdictions in which we do not have net operating losses.

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

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net revenue	$99,490	$150,621	$360,546	$526,867
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	67,393	102,406	221,570	347,894
Marketing	12,127	23,251	36,074	97,161
Product, technology, general and administrative	35,333	48,345	109,599	148,933
Depreciation and amortization	7,303	8,599	24,279	25,688
Other operating expense	1,261	—	1,491	—
Total operating expenses	123,417	182,601	393,013	619,676
Income (loss) from operations	(23,927)	(31,980)	(32,467)	(92,809)
Interest income (expense), net	(2,260)	(1,943)	(6,718)	(5,568)
Income (loss) before income taxes	(26,187)	(33,923)	(39,185)	(98,377)
Benefit (provision) for income taxes	(9)	(19)	(34)	(66)
Net income (loss)	$(26,196)	$(33,942)	$(39,219)	$(98,443)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	67.7%	68.0%	61.5%	66.0%
Marketing	12.2%	15.4%	10.0%	18.4%
Product, technology, general and administrative	35.5%	32.1%	30.4%	28.3%
Depreciation and amortization	7.3%	5.7%	6.7%	4.9%
Other operating expense	1.3%	—%	0.4%	—%
Total operating expenses	124.0%	121.2%	109.0%	117.6%
Income (loss) from operations	(24.0)%	(21.2)%	(9.0)%	(17.6)%
Interest income (expense), net	(2.3)%	(1.3)%	(1.9)%	(1.1)%
Income (loss) before income taxes	(26.3)%	(22.5)%	(10.9)%	(18.7)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(26.3)%	(22.5)%	(10.9)%	(18.7)%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net Revenue

	Three Months Ended
	September 30,
	2019	2018	% Change
	(In thousands)
Net revenue	$99,490	$150,621	(34)%

Net revenue decreased by $51.1 million, or 34%, to $99.5 million for the three months ended September 30, 2019 from $150.6 million for the three months ended September 30, 2018. The decrease in net revenue was primarily due to a decrease in Customers during the three months ended September 30, 2019 as we deliberately reduced marketing spend while we continue to strategically invest in the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	September 30,
	2019	2018	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$67,393	$102,406	(34)%
% of net revenue	67.7%	68.0%

Cost of goods sold, excluding depreciation and amortization, decreased by $35.0 million, or 34%, to $67.4 million for the three months ended September 30, 2019 from $102.4 million for the three months ended September 30, 2018. This decrease was primarily driven by a decrease in Orders and improvements in operational efficiencies. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 67.7% for the three months ended September 30, 2019 from 68.0% for the three months ended September 30, 2018. The improvement in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, led by our Linden fulfillment center, was primarily due to:

•

a decrease of 340 basis points in food and product packaging costs driven by enhanced planning and procurement strategies, as well as process improvements in our fulfillment center operations; partially offset by

•	an increase of 320 basis points in shipping and fulfillment packaging costs primarily driven by investments in packaging innovations and rate increases from shipping carriers.

Marketing

	Three Months Ended
	September 30,
	2019	2018	% Change
	(In thousands)
Marketing	$12,127	$23,251	(48)%
% of net revenue	12.2%	15.4%

Marketing expenses decreased by $11.1 million, or 48%, to $12.1 million for the three months ended September 30, 2019 from $23.3 million for the three months ended September 30, 2018. The decrease was seen across various offline and online paid channels as well as in our customer referral program. As a percentage of net revenue, marketing expenses decreased to 12.2% for the three months ended September 30, 2019 from 15.4% for the three months ended September 30, 2018. This decrease as a percentage of net revenue primarily included a decrease of 220 basis points in offline paid channels and a decrease of 90 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders. The deliberate reduction in marketing expenses is consistent with our strategy to invest in the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention.

Product, Technology, General and Administrative

	Three Months Ended
	September 30,
	2019	2018	% Change
	(In thousands)
Product, technology, general and administrative	$35,333	$48,345	(27)%
% of net revenue	35.5%	32.1%

Product, technology, general and administrative expenses decreased by $13.0 million, or 27%, to $35.3 million for the three months ended September 30, 2019 from $48.3 million for the three months ended September 30, 2018.  This decrease was primarily due to continued focus on expense management, including:

•	a decrease of $8.8 million in personnel costs primarily driven by lower headcount in corporate and other managerial positions reflecting in part the workforce reduction implemented in November 2018;
•	a decrease of $2.6 million in corporate overhead and administrative costs, which includes a decrease of $1.1 million in payment processing fees driven by lower net revenue; and
•	a decrease of $1.7 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent.

As a percentage of net revenue, product, technology, general and administrative expenses increased 340 basis points to 35.5% for the three months ended September 30, 2019 from 32.1% for the three months ended September 30, 2018 driven by expenses incurred to support our business and execute on key business initiatives.

Depreciation and Amortization

	Three Months Ended
	September 30,
	2019	2018	% Change
	(In thousands)
Depreciation and amortization	$7,303	$8,599	(15)%
% of net revenue	7.3%	5.7%

Depreciation and amortization decreased by $1.3 million, or 15%, to $7.3 million for the three months ended September 30, 2019 from $8.6 million for the three months ended September 30, 2018. As a percentage of net revenue, depreciation and amortization increased to 7.3% for the three months ended September 30, 2019 from 5.7% for the three months ended September 30, 2018.

Other Operating Expense

Other operating expense for the three months ended September 30, 2019 and 2018 was $1.3 million and $0.0 million, respectively. Other operating expense for the three months ended September 30, 2019 includes non-cash impairment charges on long-lived assets primarily related to the reprioritization of initiatives to support our growth strategy.

Income (Loss) from Operations

	Three Months Ended
	September 30,
	2019	2018	% Change
	(In thousands)
Income (loss) from operations	$(23,927)	$(31,980)	(25)%
% of net revenue	(24.0)%	(21.2)%

Income (loss) from operations for the three months ended September 30, 2019 and 2018 was $(23.9) million and $(32.0) million, respectively. This change was due to a decrease in operating expenses of $59.2 million, which was partially offset by a decrease in net revenue of $51.1 million.  As a percentage of net revenue, income (loss) from operations was (24.0)% and (21.2)% for the three months ended September 30, 2019 and 2018, respectively.  This change was primarily driven by increases as a percentage of net revenue in product, technology, general and administrative expense, depreciation and amortization and other operating expense, partially offset by decreases in marketing expense and costs of goods sold, excluding depreciation and amortization as a percentage of net revenue.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended September 30, 2019 and 2018 was $(2.3) million and $(1.9) million, respectively. This increase in interest income (expense), net was primarily due to a decrease in interest income on cash and cash equivalents of $0.4 million.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the three months ended September 30, 2019 and 2018, respectively, reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net Revenue

	Nine Months Ended
	September 30,
	2019	2018	% Change
	(In thousands)
Net revenue	$360,546	$526,867	(32)%

Net revenue decreased by $166.3 million, or 32%, to $360.5 million for the nine months ended September 30, 2019 from $526.9 million for the nine months ended September 30, 2018. The decrease in net revenue was primarily due to a decrease in Customers during the nine months ended September 30, 2019 as we deliberately reduced marketing spend while we continue to strategically invest in the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Nine Months Ended
	September 30,
	2019	2018	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$221,570	$347,894	(36)%
% of net revenue	61.5%	66.0%

Cost of goods sold, excluding depreciation and amortization, decreased by $126.3 million, or 36%, to $221.6 million for the nine months ended September 30, 2019 from $347.9 million for the nine months ended September 30, 2018. This decrease was primarily driven by a decrease in Orders and improvements in operational efficiencies. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 61.5% for the nine months ended September 30, 2019 from 66.0% for the nine months ended September 30, 2018. The improvement in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, led by our Linden fulfillment center, was primarily due to:

•	a decrease of 290 basis points in food and product packaging costs driven by enhanced planning and procurement strategies, as well as process improvements in our fulfillment center operations;
•	a decrease of 190 basis points in labor costs largely due to process improvements in our fulfillment center operations; partially offset by
•	an increase of 30 basis points in shipping and fulfillment packaging costs largely due to rate increases from shipping carriers.

Marketing

	Nine Months Ended
	September 30,
	2019	2018	% Change
	(In thousands)
Marketing	$36,074	$97,161	(63)%
% of net revenue	10.0%	18.4%

Marketing expenses decreased by $61.1 million, or 63%, to $36.1 million for the nine months ended September 30, 2019 from $97.2 million for the nine months ended September 30, 2018. The decrease was seen across various offline and online paid channels as well as in our customer referral program. As a percentage of net revenue, marketing expenses decreased to 10.0% for the nine months ended September 30, 2019 from 18.4% for the nine months ended September 30, 2018. This decrease as a percentage of net revenue included a decrease of 490 basis points in offline paid channels, a decrease of 260 basis points in online paid channels and a decrease of 90 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders. The deliberate reduction in marketing expenses is consistent with our strategy to invest in the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention.

Product, Technology, General and Administrative

	Nine Months Ended
	September 30,
	2019	2018	% Change
	(In thousands)
Product, technology, general and administrative	$109,599	$148,933	(26)%
% of net revenue	30.4%	28.3%

Product, technology, general and administrative expenses decreased by $39.3 million, or 26%, to $109.6 million for the nine months ended September 30, 2019 from $148.9 million for the nine months ended September 30, 2018.  This decrease was primarily due to continued focus on expense management, including:

•	a decrease of $22.4 million in personnel costs primarily driven by lower headcount in corporate and other managerial positions reflecting in part the workforce reduction implemented in November 2018;
•	a decrease of $9.9 million in corporate overhead and administrative costs, which includes a decrease of $3.2 million in payment processing fees driven by lower net revenue; and

•	a decrease of $6.8 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent.

As a percentage of net revenue, product, technology, general and administrative expenses increased 210 basis points to 30.4% for the nine months ended September 30, 2019 from 28.3% for the nine months ended September 30, 2018 driven by expenses incurred to support our business and execute on key business initiatives.

Depreciation and Amortization

	Nine Months Ended
	September 30,
	2019	2018	% Change
	(In thousands)
Depreciation and amortization	$24,279	$25,688	(5)%
% of net revenue	6.7%	4.9%

Depreciation and amortization decreased by $1.4 million, or 5%, to $24.3 million for the nine months ended September 30, 2019 from $25.7 million for the nine months ended September 30, 2018. As a percentage of net revenue, depreciation and amortization increased to 6.7% for the nine months ended September 30, 2019 from 4.9% for the nine months ended September 30, 2018.

Other Operating Expense

Other operating expense for the nine months ended September 30, 2019 and 2018 was $1.5 million and $0.0 million, respectively. Other operating expense for the nine months ended September 30, 2019 includes $1.3 million of non-cash impairment charges on long-lived assets primarily related to the reprioritization of initiatives to support our growth strategy and $0.2 million of employee-related expenses consisting of severance payments relating to the Arlington facility restructuring.

Income (Loss) from Operations

	Nine Months Ended
	September 30,
	2019	2018	% Change
	(In thousands)
Income (loss) from operations	$(32,467)	$(92,809)	(65)%
% of net revenue	(9.0)%	(17.6)%

Income (loss) from operations for the nine months ended September 30, 2019 and 2018 was $(32.5) million and $(92.8) million, respectively. This change was due to a decrease in operating expenses of $226.7 million, which was partially offset by a decrease in net revenue of $166.3 million.  As a percentage of net revenue, income (loss) from operations was (9.0)% and (17.6)% for the nine months ended September 30, 2019 and 2018, respectively.  This decrease was primarily driven by decreases as a percentage of net revenue in marketing expense and cost of goods sold, excluding depreciation and amortization, partially offset by an increase in product, technology, general and administrative expense, depreciation and amortization and other operating expense as a percentage of net revenue.

Interest Income (Expense), Net

Interest income (expense), net for the nine months ended September 30, 2019 and 2018 was $(6.7) million and $(5.6) million, respectively. This increase in interest income (expense), net was primarily due to an increase of $0.1 million in interest incurred on outstanding borrowings under our revolving credit facility and an increase of $0.2 million in amortization of upfront debt issuance costs, in addition to a decrease in interest income on cash and cash equivalents of $0.8 million.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the nine months ended September 30, 2019 and 2018, respectively, reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

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

•	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
•	adjusted EBITDA excludes other operating expense, as other operating expense represents restructuring costs and non-cash impairment charges on long-lived assets;
•	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
•	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

Because of these limitations, we consider, and you should consider, adjusted EBITDA and free cash flow together with other financial information presented in accordance with GAAP. The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(26,196)	$(33,942)	$(39,219)	$(98,443)
Share-based compensation	2,212	4,569	6,669	13,555
Depreciation and amortization	7,303	8,599	24,279	25,688
Other operating expense	1,261	—	1,491	—
Interest (income) expense, net	2,260	1,943	6,718	5,568
Provision (benefit) for income taxes	9	19	34	66
Adjusted EBITDA	$(13,151)	$(18,812)	$(28)	$(53,566)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(7,790)	$(15,397)	$(5,294)	$(54,000)
Purchases of property and equipment	(1,076)	(3,251)	(3,900)	(12,903)
Free cash flow	$(8,866)	$(18,648)	$(9,194)	$(66,903)

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers.  Prior to 2017, we financed our operations through private sales of equity securities and payments received from customers.  We raised a total of $194.9 million from the sale of convertible preferred stock, net of costs associated with such financings. In 2016, we entered into a revolving credit facility, which we amended and refinanced, most recently, in October 2019. In 2017, we issued and sold $64.6 million in aggregate principal amount of convertible notes. In 2017, we also closed our initial public offering (the “IPO”) of 30,000,000 shares of Class A common stock, generating proceeds of $278.0 million, net of the underwriting discount and other offering expenses. The proceeds from the IPO are being used for working capital, capital expenditures and general corporate purposes. Upon the completion of the IPO, all outstanding convertible preferred stock and the outstanding aggregate principal amount of, and all accrued and unpaid interest on, our outstanding convertible notes each automatically converted into shares of our Class B common stock. Subsequent to the closing of the IPO, there were no convertible notes outstanding. Total debt, net of debt issuance costs, was $82.9 million as of September 30, 2019 and $82.6 million as of December 31, 2018, which consisted of outstanding borrowings under the revolving credit facility. Subsequent to the third quarter of 2019, we further amended and refinanced the revolving credit facility to, among other things, reduce the aggregate lender commitments to $55.0 million and extend the maturity date of the facility to August 2021. In connection with the refinancing, we repaid approximately $28.9 million of indebtedness in October 2019. Upon completion of the refinancing, we had $54.7 million in outstanding borrowings and $0.1 million in issued letters of credit under the revolving credit facility. For additional information on the refinancing of the revolving credit facility, see “Revolving Credit Facility” below and Note 14 Subsequent Events, included in Part I, Item 1, Notes to Consolidated Financial Statements, in this Quarterly Report on Form 10-Q.

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

Total restricted cash was $2.5 million as of September 30, 2019 and $1.7 million as of December 31, 2018.  Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases.  As of September 30, 2019, $2.2 million of our restricted cash is classified as a long-term asset and $0.3 million is classified as a short-term asset.

We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities (excluding current portion of long-term debt). Our working capital was $(24.4) million as of September 30, 2019 and $(21.2) million as of December 31, 2018.

We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment. Our free cash flow was $(8.9) million and $(18.6) million for the three months ended September 30, 2019 and 2018, respectively, and $(9.2) million and $(66.9) million for the nine months ended September 30, 2019 and 2018, respectively.

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

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Net cash from (used in) operating activities	$(5,294)	$(54,000)
Net cash from (used in) investing activities	(4,300)	(11,615)
Net cash from (used in) financing activities	(155)	3
Increase (decrease) in cash and cash equivalents	(9,749)	(65,612)
Cash and cash equivalents–beginning of period	95,615	228,514
Cash and cash equivalents–end of period	$85,866	$162,902

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income (loss) adjusted for certain non‑cash items and changes in operating assets and liabilities.

For the nine months ended September 30, 2019, net cash from (used in) operating activities was $(5.3) million and consisted of net income (loss) of $(39.2) million, non‑cash items of $31.8 million and a net change in operating assets and liabilities of $2.2 million. Changes in operating assets and liabilities were primarily driven by decreases in inventory and prepaid expense and other current assets of $6.5 million and increase in accounts payable of $6.0 million, partially offset by decreases in accrued expenses and other current liabilities and deferred revenue of $7.4 million and an increase in other noncurrent assets and liabilities of $2.8 million. For the nine months ended September 30, 2018, net cash from (used in) operating activities was $(54.0) million and consisted of net income (loss) of $(98.4) million, non‑cash items of $41.6 million and a net change in operating assets and liabilities of $2.9 million. Changes in operating assets and liabilities were primarily driven by decreases in receivables and inventory of $11.0 million, increases in accrued expenses and other current liabilities of $3.7 million, offset by decreases in accounts payable, deferred revenue, and other noncurrent assets and liabilities of $9.8 million and increases in prepaid expenses and other current assets of $2.0 million.

Net Cash from (used in) Investing Activities

Net cash from (used in) investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.

For the nine months ended September 30, 2019, net cash from (used in) investing activities was $(4.3) million and consisted primarily of $(3.9) million for purchases of property and equipment, of which approximately $(2.2) million relates to capitalized software costs.  Cash paid for capital expenditures in the nine months ended September 30, 2019 was primarily driven by acquisition of fixed assets and development of software to support business initiatives and ongoing product expansion. For the nine months ended September 30, 2018, net cash from (used in) investing activities was $(11.6) million and consisted primarily of $(12.9) million for purchases of property and equipment, including capitalized software costs, and a $(0.3) million payment for an acquisition holdback, partially offset by $0.9 million of proceeds from the sale of fixed assets and a $0.7 million decrease in restricted cash. Cash paid for capital expenditures in the nine months ended September 30, 2018 was driven by the continued investments in automation equipment at our fulfillment centers, the acquisition of fixed assets to support business initiatives and ongoing product expansion and software capitalization. As of September 30, 2019, our projected capital expenditures are expected to amount to approximately $10.0 million to $15.0 million in the aggregate over the next twelve months. The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual scale of our business, and may vary significantly from our estimates.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from exercises of stock options and principal payments on capital lease obligations.

For the nine months ended September 30, 2019, net cash from (used in) financing activities was $(0.2) million and consisted primarily of principal payments on capital lease obligations and payments of debt issuance costs, partially offset by proceeds from the exercise of stock options. For the nine months ended September 30, 2018, net cash from (used in) financing activities was $0.0 million and consisted of proceeds from the exercise of stock options, almost entirely offset by principal payments on capital lease obligations.

Revolving Credit Facility

In August 2016, we entered into a revolving credit and guaranty agreement (the “revolving credit facility”) with a maximum amount available to borrow of $150.0 million. The borrower under the revolving credit facility is the Company’s wholly-owned subsidiary, Blue Apron, LLC. In May 2017 and June 2017, we executed amendments to the agreement that each increased the total commitments by $25.0 million, resulting in a total commitment of $200.0 million. In October 2018, we amended and refinanced the revolving credit facility (the “2018 credit facility refinancing”) to, among other things, reduce the aggregate lender commitments from $200.0 million to $85.0 million and extend the final maturity date of the revolving credit facility from August 26, 2019 to February 26, 2021. In connection with the 2018 credit facility refinancing, we repaid $41.4 million of indebtedness. In October 2019, we further amended and refinanced the revolving credit facility (the “2019 credit facility refinancing”) to, among other things, further reduce the aggregate lender commitments from $85.0 million to $55.0 million and extend the final maturity date of the revolving credit facility to August 26, 2021. In connection with the 2019 credit facility refinancing, we repaid $28.9 million of indebtedness in October 2019.

As of September 30, 2019 and December 31, 2018, we had $83.6 million in outstanding borrowings under the revolving credit facility, and $0.1 million and $1.4 million in issued letters of credit under the revolving credit facility, respectively.

Prior to the 2019 credit facility refinancing, borrowings under the revolving credit facility bore interest, at our option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one‑month interest period plus 1.00% (the “base rate”), plus in each case a margin of 3.00%, or (2) an adjusted LIBOR rate (the “eurodollar rate”) plus a margin of 4.00%. Subsequent to the 2019 credit facility refinancing, base rate loans bear interest at a rate equal to the base rate plus 3.25% and eurodollar rate loans bear interest at a rate equal to the eurodollar rate plus 4.25%. We are also obligated under the revolving credit facility to pay certain customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The obligations under the revolving credit facility are guaranteed by Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of September 30, 2019, financial covenants required us to maintain a minimum aggregate liquidity balance of $50.0 million and, in the event we had positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement. As a result of the 2019 credit facility refinancing, the minimum aggregate liquidity balance has been reduced to $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end. The 2019 credit facility refinancing also resulted in changes to the minimum quarterly consolidated adjusted EBITDA thresholds, which are required to be maintained in the event we have positive consolidated total net debt. Non-compliance with the covenants under the revolving credit facility would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. As of September 30, 2019 and December 31, 2018, we were in compliance with all of the covenants under the revolving credit facility. Our future compliance with the covenants under the revolving credit facility will be dependent on, among other factors, our ability to maintain positive consolidated total net debt or generate sufficient quarterly consolidated adjusted EBITDA. Failure to comply with any covenants under the revolving credit facility could have a material adverse effect on our business, financial condition, and results of operation as described in the section titled “Risk Factors” under Part II, Item 1A below.

Contractual Obligations

On January 29, 2019, we amended the lease related to our fulfillment center in Richmond, California to extend the lease term from May 31, 2019 to May 31, 2022. In connection with the lease amendment, we prepaid approximately $2.1 million of rent to cover the final six months of the lease term. As of September 30, 2019, we had non-cancelable future minimum lease payments of approximately $8.6 million related to this lease. Other than the borrowings disclosed above in the "Revolving Credit Facility" section and changes which occur in the normal course of business, as of September 30, 2019, there were no other significant changes to the contractual obligations reported at December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2018. In October 2019, we relocated our headquarters in New York City with a lease term extending through 2024 and non-cancelable future minimum lease payments of approximately $8.0 million.

Off‑Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any off‑balance sheet arrangements, except for operating leases and letters of credit entered into in the normal course of business as discussed above.

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

Revenue Recognition

We adopted Accounting Standard Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), as of January 1, 2019. We primarily generate revenue from the sale of our products to customers, including meals, wine and kitchen tools. For the three and nine months ended September 30, 2019 and 2018, we derived substantially all of our Net revenue from sales of our meals.

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

Emerging Growth Company Status

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies."  We may take advantage of these exemptions until we are no longer an "emerging growth company." Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards.  We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.  We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that we are no longer an emerging growth company.  We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months, and have filed one annual report on Form 10-K), or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 20, 2018, one of the Company’s suppliers, West Liberty Foods, L.L.C., (i) made an arbitration demand against the Company with JAMS, and (ii) together with certain related entities, filed a lawsuit against the Company in Iowa state court.  The arbitration demand alleges breach of contract, fraud, and other common law claims in connection with, among other things, a dispute under the supply agreement between the parties related to the purchase of certain beef and poultry inventory of the supplier.  The parties had a hearing for the arbitration in May 2019 and have completed post-hearing briefings and arguments and are awaiting a decision related thereto. The lawsuit, which has been removed to the U.S. District Court for the Southern District of Iowa, alleges breach of oral contract and other common law claims in connection with a purported agreement between the Company and the supplier relating to the supplier’s acquisition of another company.  On December 28, 2018, the Court denied the Company’s motion to dismiss the plaintiffs’ amended complaint. The parties are presently engaged in discovery in the lawsuit and the trial is scheduled for November 2020.  The Company is currently unable to provide any assurances as to the ultimate outcome of this matter or that an adverse resolution of this matter would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

We have a limited operating history and a novel business model, which make it difficult to evaluate our future prospects and the risks and challenges we may encounter in seeking to execute on our strategies.  These risks and difficulties include our ability to:

•	forecast our revenues and plan our operating expenses;
•	retain existing customers and cost-effectively attract new customers;
•	manage our personnel and operations;
•	expand our direct-to-consumer product offerings;
•	achieve and maintain profitability;
•	maintain and grow the value of our brand and reputation;
•	maintain and scale our supply chain while avoiding material disruptions or adverse incidents in our operations;
•	maintain relationships with our existing suppliers and secure relationships with new suppliers to supply quality ingredients for use in our product offerings;
•	scale and adapt our supply chain, production, operations and expenses, including marketing expenses, in response to customer demand and seasonal trends;
•	adapt to evolving trends in the ways consumers purchase, prepare and consume food, as well as in how consumers interact with technology;
•	comply with laws and regulations applicable to our business, including food safety, employment and health and safety regulations; and
•	hire, integrate, and retain talented employees with a broad and varied range of skills and expertise.

If the demand for our products does not increase as expected with our growth strategy, or if we fail to address the needs of our customers or fail to maintain relationships with our suppliers, our business would be materially harmed.  The cumulative effects of these factors or our inability to manage any of the risks and challenges identified above and elsewhere in this section could result in, among other things, large fluctuations and unpredictability in our quarterly and annual operating results, meaning that comparing our operating results on a period‑to‑period basis may not be meaningful and that we might fail to meet industry, financial analyst or investor expectations for any period or maintain compliance with certain covenants in our revolving credit facility.  If we are unable to successfully address these risks and challenges, our business, financial condition and operating results would be materially adversely affected.

We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception.  In the years ended December 31, 2018, 2017 and 2016, we incurred net losses of $122.1 million, $210.1 million and $54.9 million, respectively.  For the nine months ended September 30, 2019 and 2018, we incurred net losses of $39.2 million and $98.4 million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to attract new customers, invest in our distribution and fulfillment capabilities, expand our direct-to-consumer product offerings, hire additional employees and enhance our technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in maintaining or increasing our revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our revenue and margins. We incur significant expenses in developing our technology, building out our fulfillment centers, obtaining and storing ingredients and other products, and marketing the products we offer. In addition, many of our expenses, including the costs associated with our existing fulfillment centers, are fixed. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

We may be unable to successfully execute our growth strategy. If we fail to retain our existing customers, cost‑effectively acquire new customers, or increase the number of customers we serve, or if we fail to derive profitable revenue from our customers, we may not realize the anticipated benefits of our growth strategy and our business could be materially adversely affected.

Our growth strategy, and our ability to resume revenue growth and operate profitably, depends in part on our ability to retain existing customers, to cost‑effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us. If we are unable to retain our existing customers, cost‑effectively acquire new customers, or keep customers engaged, or increase the number of customers we serve, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to approximately 386,000 in the three months ended September 30, 2019 from approximately 646,000 in the three months ended September 30, 2018, and our revenue declined to $99.5 million from $150.6 million in those same periods.  Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. Many of our new customers originate from referrals from existing customers, and therefore we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals.

Our new customers typically evaluate whether our product offerings fit their lifestyles, tastes and preferences before deciding whether to continue purchasing our product offerings and, if so, the frequency at which they make purchases. Our net revenue in any period is essentially a function of our ability to attract and retain customers and the frequency and size of the orders placed by those customers. While an increase in order frequency or size could potentially offset losses of customers and, similarly, an increase in the number of customers could potentially offset a reduction in the frequency or size of the orders placed by our customers, our continued failure to attract and retain customers could materially adversely affect our business, financial condition and operating results.

We have historically spent significant amounts on advertising and other marketing activities, such as television, digital and social media, direct mail, radio and podcasts, and email, to acquire new customers, retain and engage existing customers, and promote our brand, and while we reduced our marketing expenditures in 2019 from historic levels, we expect our marketing expenses to continue to comprise a significant portion of our operating expenses. For 2018, 2017, and 2016, our marketing expenses were $117.5 million, $154.5 million, and $144.1 million, respectively, representing approximately 17.6%, 17.5%, and 18.1% of net revenue, respectively. For the three months ended September 30, 2019 and 2018, our marketing expenses were $12.1 million and $23.3 million, respectively, representing approximately 12.2% and 15.4% of net revenue, respectively. Despite our marketing activities, we may fail to identify cost‑efficient marketing opportunities as we adjust our investments in marketing or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, as a result of which we have deliberately and meaningfully reduced our marketing expenses, we may fail to identify channels that accomplish this objective or fail to understand or mitigate negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors who are not reducing their marketing expenses or limiting their marketing channels. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results.

If we fail to successfully improve our customer experience, including by developing new product offerings and enhancing our existing product offerings, our ability to retain existing customers and attract new customers, our business, financial condition and operating results, may be materially adversely affected.

Our customers have a wide variety of options for purchasing food, including traditional and online grocery stores and restaurants, and consumer tastes and preferences may change from time to time.  Our ability to retain existing customers, attract new customers and increase customer engagement with us will depend in part on our ability to successfully improve our customer experience, including by creating and introducing new product offerings, improving upon and enhancing our existing product offerings and strengthening our customers’ digital interactions with our brand and products, including online and mobile.  As a result, we may introduce significant changes to our existing product offerings, develop and introduce new and unproven product offerings, offer our products through new distribution channels and/or revise our customers’ digital experiences.  If our new or enhanced product offerings are unsuccessful, including because they fail to generate sufficient revenue or operating profit to justify our investments in them, our business and operating results could be materially adversely affected.  Furthermore, new customer demands, tastes or interests, superior competitive offerings or a deterioration in our product quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model.  In addition, we frequently experiment with and test different product offerings and marketing and pricing strategies, as well as our customers’ digital experiences, including by updating our online and mobile platforms.  If these experiments, tests and updates are unsuccessful, or if the product offerings and strategies we introduce based on the results of such experiments, tests and updates do not perform as expected, our ability to retain existing customers, attract new customers, and increase customer engagement may be adversely affected.

Developing and launching new product offerings or enhancements to our existing product offerings involves significant risks and uncertainties, including risks related to the reception of such product offerings by our existing and potential future customers, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast demand and related supply), inability to adequately support new offerings or enhancements with sufficient marketing investment and negative publicity in the event such new or enhanced product offerings are perceived to be unsuccessful.  We have previously scaled our business rapidly, and significant new initiatives have in the past resulted in, and in the future may result in, operational challenges affecting our business.  In addition, developing and launching new product offerings and enhancements to our existing product offerings may involve significant upfront capital investments and such investments may not prove to be justified.  Any of the foregoing risks and challenges could materially adversely affect our ability to attract and retain customers as well as our visibility into expected operating results, and could materially adversely affect our business, financial condition and operating results.

If we fail to resume revenue growth or to effectively manage our revenue or any future growth, our business could be materially adversely affected.

Our net revenue increased from $340.8 million in 2015 to $795.4 million in 2016 to $881.2 million in 2017, but declined to $667.6 million in 2018.  Our net revenue declined to $99.5 million for the three months ended September 30, 2019 from $150.6 million for the three months ended September 30, 2018. As we scaled our business, the number of our full-time employees increased from 2,997 at December 31, 2015 to 5,028 at December 31, 2016, but decreased to 4,163 at December 31, 2017 and 2,356 at December 31, 2018 as orders and customers declined.  As of September 30, 2019, we had 1,674 full-time employees. If we fail to resume revenue growth or if our revenues further decline, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional management, financial, operational, technological and other resources to meet our needs, which may not be available in a cost‑effective manner or at all.  We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations.  If we do not resume revenue growth or if we do not effectively manage our revenue or any future growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high‑quality product offerings, or maintain compliance with certain covenants in our revolving credit facility.

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

To support our existing operations or any future expansion of our business, including our strategic plan to return to revenue growth, we must have sufficient capital to continue to make investments and to fund our operations. We also must maintain sufficient additional capital to comply with certain covenants in our revolving credit facility, which requires us and our subsidiaries to maintain minimum aggregate amounts of liquidity (defined to include our and our subsidiaries’ unrestricted cash and cash equivalents) and, in the event we have positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds. We cannot assure you that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our existing operations or any such expansion or to do so while maintaining compliance with these certain covenants.  If cash flows from operations are not sufficient or if we fail to adequately manage our existing capital resources, we may need additional equity or debt financing to provide the funds required to expand or operate our business.  If such financing is not available, or we are unable to refinance our revolving credit facility, on satisfactory terms or at all, we may be unable to operate our business, develop new business or execute on our strategic plan to return to revenue growth, in each case at the rate desired or at all, and our operating results may suffer.  Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results.  For example, covenants contained in our revolving credit facility include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments.  Our revolving credit facility also requires us to use a portion of the proceeds of certain equity issuances to repay indebtedness outstanding under the revolving credit facility.  Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders.

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

As of October 31, 2019, after the paydown of $28.9 million of borrowings in connection with the 2019 revolving credit agreement refinancing, we had $54.7 million in outstanding borrowings and $0.1 million in issued letters of credit under our revolving credit facility. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to return to revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and thus reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and placing us at a competitive disadvantage to less-leveraged competitors.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. For example, the October 2019 amendment to our revolving credit facility, among other things, further increased the interest rates applicable to loans under the revolving credit facility and made certain changes to the financial covenants that require us to maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds, in the event we have positive consolidated total net debt. We may not be able to comply with the minimum liquidity and adjusted EBITDA covenants contained in our revolving credit facility.

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

If we cannot make scheduled payments on our debt or if we fail to comply with the covenants under the revolving credit facility, we will be in default and the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings, and we could be forced into bankruptcy or liquidation.

If we lose key management or fail to meet our need for qualified employees with specialized skills, our business, financial condition and operating results could be materially adversely affected.

Our future success is dependent upon our ability to retain key management. Our executive officers and other management personnel are employees “at will” and could elect to terminate their employment with us at any time.  For example, in April 2019, Bradley J. Dickerson resigned as our president and chief executive officer and as a director of the company effective upon the commencement of employment of Linda F. Kozlowski as our new president and chief executive officer and as a director of the company. In addition, in May 2019, Ilia M. Papas resigned as chief technology officer of the company and in June 2019, Irina Krechmer joined as our new chief technology officer. Similarly, in November 2017, Matthew B. Salzberg resigned as our president and chief executive officer and transitioned to the role of executive chairman.  In December 2018, Mr. Salzberg ceased to be an employee, but remains chairman of our board of directors. We do not maintain “key person” insurance on the lives of any of our executive officers.

Our future success is also dependent upon our ability to attract, retain and effectively deploy qualified employees, including management, possessing a broad range of skills and expertise.  We may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future, and, to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees.  Additionally, we may not be able to hire new employees quickly enough to meet our needs, and we must effectively deploy our workforce in order to efficiently allocate our internal resources. If we fail to meet our hiring needs, successfully integrate our new hires or effectively deploy our existing personnel, our efficiency and ability to meet our forecasts, our ability to successfully execute on our growth strategy and our employee morale, productivity and retention could all suffer.  Any of these factors could materially adversely affect our business, financial condition and operating results.

We have implemented significant reorganization activities in our business, including the recent transfer of production volume between our fulfillment operations and reduction of the size of our organization. These and other reorganization activities could have long-term adverse effects on our business, including additional attrition in personnel and the failure to achieve the anticipated benefits and savings from these activities.

We have implemented significant reorganization activities in our business to adjust our cost structure, and we may engage in similar reorganization activities in the future. In January 2019, we announced the transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center, which resulted in a reduction in the number of our employees at our Arlington fulfillment center and an increase in the number of new employees at our Linden fulfillment center. In November 2018, we implemented a reduction in the number of our employees by approximately 4%, which included departures of members of our management team, and in October 2017 we implemented a company-wide realignment of personnel that resulted in a reduction of approximately 6% of our total workforce across our corporate offices and fulfillment centers. These actions resulted and will continue to result in the loss of employees across various functions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, there is a risk of reduced employee morale and, as  a result, we may face further employee attrition. We may also be unable to efficiently transition the production volume between our fulfillment centers or maintain our production efficiencies during or after the transfer.

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

In addition, food companies have been subject to targeted, large‑scale tampering as well as to opportunistic, individual product tampering, and we could be a target for product tampering.  Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution.  Beginning in July 2019, FDA requirements require companies like us to analyze, prepare and implement “food defense” mitigation strategies specifically to address tampering designed to inflict widespread public health harm.  If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition and operating results.

Our business depends on a strong and trusted brand, and any failure to maintain, protect or enhance our brand, including as a result of events outside our control, could materially adversely affect our business.

We have developed a strong and trusted brand, and we believe our future success depends on our ability to maintain and grow the value of the Blue Apron brand.  Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our food safety, quality assurance, marketing and merchandising efforts and our ability to provide a consistent, high‑quality customer experience.  Any negative publicity, regardless of its accuracy, could materially adversely affect our business.  Brand value is based in large part on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers or suppliers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business.

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

Our operating results may be materially adversely affected by changes in consumer tastes and preferences.  Our future success depends in part on our ability to anticipate the tastes, eating habits and lifestyle preferences of consumers and to offer products that appeal to consumer tastes and preferences.  Consumer tastes and preferences may change from time to time and can be affected by a number of different trends and other factors that are beyond our control.  For example, our sales could be materially adversely affected by changes in consumer demand in response to nutritional and dietary trends, dietary concerns regarding items such as calories, sodium, carbohydrates or fat, or concerns regarding food safety.  Our competitors may react more efficiently and effectively to these changes than we can.  We cannot provide any assurances regarding our ability to respond effectively to changes in consumer health perceptions or our ability to adapt our product offerings to trends in eating habits.  If we fail to anticipate, identify or react to these changes and trends, or to introduce new and improved products on a timely basis, or if we cease offering such products or fail to maintain partnerships that react to these changes and trends, we may experience reduced demand for our products, which could materially adversely affect our business, financial condition and operating results.

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

We expect competition in food sales generally, and with companies providing food delivery in particular, to continue to increase.  We compete with other food and meal‑delivery companies, the supermarket industry, a wide array of food retailers (including natural and organic, specialty, conventional, mass, discount and other food retail formats), conventional supermarkets, and online supermarket retailers.  We also compete with a wide array of casual dining and quick‑service restaurants and other food service businesses in the restaurants industry, as well as a broad range of online wine retailers, wine specialty stores and retail liquor stores.  In addition, we compete with food manufacturers, consumer packaged goods companies, providers of logistics services, and other food and ingredient producers.  Any future international expansion of our business would present additional challenges from competition unique to each new market, compounded by the fact that we currently do not have experience offering our products outside of the United States.

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

The future success of our business depends in part on our ability to anticipate and react to changes in food and supply costs and availability.  We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, market changes, increased competition, general risk of inflation, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, global demand, food safety concerns, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands, product recalls and government regulations.  In particular, deflation in food prices could reduce the attractiveness of our product offerings relative to competing products and thus impede our ability to maintain or increase overall sales, while food inflation, particularly periods of rapid inflation, could reduce our operating margins as there may be a lag between the time of the price increase and the time at which we are able to increase the price of our product offerings.  We generally do not have long‑term supply contracts or guaranteed purchase commitments with our food suppliers, and we do not hedge our commodity risks.  In limited circumstances, we may enter into strategic purchasing commitment contracts with certain suppliers, but many of these contracts are relatively short in duration and may provide only limited protection from price fluctuations, and the use of these arrangements may limit our ability to benefit from favorable price movements.  As a result, we may not be able to anticipate, react to or mitigate against cost fluctuations which could materially adversely affect our business, financial condition and operating results.

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

If we do not successfully maintain, operate and optimize our fulfillment centers, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business.  We have encountered in the past, and may encounter in the future, difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, requiring us to use temporary workers through third parties at greater cost and with lower levels of performance. If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, our customers may experience delays in receiving their meal deliveries and/or receive deficient orders, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results. In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short term basis, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results.  For example, unexpected complexities and costs arose with the launch of our Linden, New Jersey fulfillment center in late 2017, which adversely affected our revenue expectations, the rollout of our new product offerings, and our ability to acquire and retain new customers. Similarly, in January 2019 we announced the transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center, and any disruptions to our operations at either or both facilities or other unanticipated challenges arising in connection with this transition could adversely affect our fulfillment operations and production efficiency, cause delays in fulfilling customer orders and negatively impact our business and financial condition.

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

We will need to continue to maintain sufficient fulfillment and storage capacity in order to meet our customer demand. To the extent we grow in the future, we may need to add additional fulfillment and storage capacity in order to meet new customer demand.  For example, in 2017 we launched our fulfillment center in Linden, New Jersey, which increased our overall fulfillment capacity. If we do not successfully manage our ongoing real property and operational needs or if we redeploy these facilities for other uses or vacate these facilities, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business, financial condition and operating results.  For example, in January 2019 we announced the transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center and the consolidation of Texas fulfillment operations in our Arlington fulfillment center, in connection with which we incurred approximately $0.6 million in restructuring costs. If events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we may be required to recognize impairment charges on any of our assets. For example, in 2017 we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our fulfillment center in Linden, New Jersey, as well as our decision to no longer pursue the planned build-out of the Fairfield, California facility. As a result of our decision to no longer pursue the build-out of the Fairfield facility, we are pursuing alternatives for this property. If we are unable to timely identify a suitable alternative for this property, we will continue to incur significant financial costs. We also rely on fixed duration leases for our other real properties, including for our new headquarters in New York, New York, which we entered into in October 2019 and expires in December 2024. If we are unable to timely enter into suitable lease agreements or extensions for any of our real properties, we may incur additional unanticipated costs associated with identifying and securing an alternative premises, suffer disruptions to our operations as a result of any necessary transition, face employee attrition or experience other harm to our business. We expect to incur future capital expenditures in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  The timing and amount of our projected capital expenditures is dependent upon a number of factors, and may vary significantly from our estimates. We cannot assure you that any future capital expenditures will be timely or effectively integrated into our existing operations, any adjustments to production volume, including transitions between fulfillment centers, will be completed on an efficient and timely basis without adversely impacting our operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute on our strategic plans or recruit qualified managerial and operational personnel necessary to support our strategic plans.  Any changes to our overall fulfillment capacity or existing fulfillment center operations will put pressure on our managerial, financial, operational, technological and other resources.

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

As a public company, we are required to comply with the rules of the U.S. Securities and Exchange Commission (the “SEC”) implementing Sections 302 and 404 of the Sarbanes‑Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.  We are required to disclose changes made in our internal controls and procedures on a quarterly basis and to make annual assessments of our internal control over financial reporting pursuant to Section 404.  As an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company.  At such time, our independent registered public accounting firm, and management, may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

We regard our customer lists and other consumer data, trademarks, service marks, domain names, copyrights, trade dress, trade secrets, know‑how, proprietary technology and similar intellectual property as critical to our future success.  We cannot be sure that our intellectual property portfolio will not be infringed, violated or otherwise challenged by third parties, or that we will be successful in enforcing, defending or combatting any such infringements, violations, or challenges.  We also cannot be sure that the law might not change in a way that would affect the nature or extent of our intellectual property ownership.

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

We currently operate only in the United States.  To the extent that we determine to expand our business internationally in the future, we will encounter additional risks, including different, uncertain or more stringent laws relating to intellectual property rights and protection.

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

The food industry is highly regulated.  We invest significant resources in our efforts to comply with the local, state and federal food regulatory regimes under which we operate.  However, we cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws, regulations, guidance or enforcement policies will not be adopted or become applicable to us, our suppliers or the products we distribute.  We also operate under a business model that is relatively new to the food industry, in which we rapidly source, process, store and package meal ingredients—including fresh fruits and vegetables, and poultry, beef and seafood, each of which may be subject to a unique regulatory regime—and ship them directly to consumers in the course of e‑commerce transactions.  Our business model leaves our business particularly susceptible to changes in and reinterpretations of compliance policies of the FDA and other government agencies, and some of our competitors may interpret the applicability of the same or similar laws and regulations to their businesses differently than we interpret them.  Furthermore, it is unclear how the FDA may interpret and enforce certain recently promulgated regulations,  such as the requirements regarding food defense mitigation strategies, which present considerable future uncertainty.  Under the current administration, recent and ongoing changes in senior federal government officials and policy priorities create additional uncertainty.

Our existing compliance structures may be insufficient to address the changing regulatory environment and changing expectations from government regulators regarding our business model.  This may result in gaps in compliance coverage or the omission of necessary new compliance activity.  Furthermore, if we determine to expand our business internationally in the future, we would be required  to comply with foreign laws and regulations, including those related to food safety, employment and health and safety, each of which may be materially different than the laws and regulations applicable to us in the United States.  In addition, and regardless of our prospective compliance status, our business, financial condition and operating results could be materially adversely affected by future changes in applicable law and regulations.

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

Additionally, existing privacy‑related laws, regulations, self‑regulatory obligations and other legal obligations are evolving and are subject to potentially differing interpretations.  Various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy‑related laws and regulations in new or different manners.  For example, the State of California enacted legislation in June 2018, the California Consumer Privacy Act of 2018 (the “CCPA”), which will come into effect on January 1, 2020, and will, among other things, require companies that process information on California residents to provide new disclosures to California consumers, allow such consumers to opt out of data sharing with third parties and provide a new cause of action for data breaches. Legislators have amended this legislation, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, if we choose to expand our business internationally in the future we may be subject to non‑U.S. privacy, data protection, consumer protection and other laws and regulations, which in some cases are more restrictive than those in the United States.  For example, the European Union traditionally has imposed stricter obligations under such laws than the United States.  Consequently, any future expansion of our operations internationally may require changes to the ways we collect and use consumer information.

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

The decision of the U.S. Supreme Court in South Dakota v. Wayfair, Inc., discussed above, permits state and local jurisdictions, in certain circumstances, to impose sales and use tax collection obligation on remote vendors, and a number of states have already begun imposing such obligations on Internet vendors and online marketplaces.  In addition, due to the global nature of the Internet, it is possible that various states or, if we choose to expand internationally in the future, foreign countries, might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities.  Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e‑commerce.  New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes.  New or revised taxes and, in particular, sales taxes, value‑added taxes and similar taxes (including sales and use taxes that we may be required to collect as a result of the Wayfair decision) are likely to increase costs to our customers and increase the cost of doing business online (including the cost of compliance processes necessary to capture data and collect and remit taxes), and such taxes may decrease the attractiveness of purchasing products over the Internet.  Any of these events could materially adversely affect our business, financial condition and operating results.

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

Our tri‑class capital structure has the effect of concentrating voting control with our chairman, Matthew B. Salzberg, who beneficially owns shares representing a majority of the combined voting power of our outstanding common stock.  This structure will limit or preclude your ability to influence corporate matters, including a change of control, and might affect the market price of our Class A common stock.

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non‑voting Class C capital stock.  As of September 30, 2019, stockholders who held shares of Class B common stock, including employees and directors and their affiliates who held shares or equity awards prior to the implementation of our multi-class capital structure in December 2016, together held approximately 88.0% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliates together held approximately 80.3% of the voting power of our outstanding capital stock; and our chairman, Matthew B. Salzberg held approximately 49.99% of the voting power of our outstanding capital stock.  Subsequent to September 30, 2019, as a result of the conversion of additional shares of Class B common stock into Class A common stock, Mr. Salzberg controls a majority of the combined voting power of our outstanding common stock and therefore will be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock.  This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

Sales and/or other transfers by holders of Class B common stock result in those shares converting into Class A common stock, with limited exceptions and permitted transfers described in our restated certificate of incorporation.  In addition, each outstanding share of Class B common stock held by a stockholder who is a natural person, or held by the permitted transferees of such stockholder, converts automatically into one share of Class A common stock upon the death or permanent and total disability of such stockholder, subject to a conversion delay of nine months in the event of the death or permanent and total disability of one of our founders, Matthew B. Salzberg, Ilia M. Papas or Matthew J. Wadiak.  The conversion of additional shares of Class B common stock into Class A common stock will have the effect of further increasing the voting power of Mr. Salzberg and those holders of Class B common stock who retain their shares of Class B common stock.

Matthew B. Salzberg controls a majority of the combined voting power of our outstanding common stock, which means we are a “controlled company” and which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Mr. Salzberg controls a majority of the combined voting power of our Class A and Class B common stock.  As a result, we are a “controlled company” under the rules of NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

•	a majority of the board of directors consist of independent directors;
•	the board maintain a nominations committee with prescribed duties and a written charter; and
•	the board maintain a compensation committee with prescribed duties and a written charter and comprised solely of independent directors.

As a “controlled company,” we may elect to rely on some or all of these exemptions. Accordingly, should the interests of Mr. Salzberg differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance standards. Even if we do not avail ourselves of these exemptions, our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

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

As of September 30, 2019, an aggregate of 1,356,856 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act.  If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of September 30, 2019, the holders of an aggregate of approximately 5  million shares of our common stock have rights, subject to certain conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and/or complying with the increasingly complex laws pertaining to public companies.  Our management team may not successfully or efficiently continue to manage being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors.  These obligations and constituents require significant attention from our management team and could divert their attention away from the day‑to‑day management of our business, which could materially adversely affect our business, financial condition and operating results.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations.  Compliance with these rules and regulations may continue to increase our legal and financial compliance costs, make some activities more difficult, time‑consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company.  Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting.  In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required.  As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.  Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

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

As a result of being a public company and the accompanying rules and regulations, it is more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our IPO, subject to specified conditions.  For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.  We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non‑affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10‑K) or we issue more than $1 billion of non‑convertible debt securities over a three‑year period.  These exemptions include reduced disclosure obligations regarding executive compensation and exemptions from the requirements to hold non‑binding advisory votes on executive compensation and golden parachute payments, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, and not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements.  We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions.  If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 29, 2019, Matthew B. Salzberg, the Chairman and co-founder of the Company and its largest stockholder at all times since formation, became the beneficial owner of approximately 50.71% of the total voting power of the Company’s outstanding capital stock.  The increase in Mr. Salzberg’s voting power above 50% was the result of conversions of shares of Class B Common Stock by other stockholders of the Company and was not the result of any purchase by Mr. Salzberg or any other transaction to which Mr. Salzberg was a party.

Pursant to the terms of the Company’s Restated Certificate of Incorporation, with limited exceptions and permitted transfers, shares of Class B Common Stock (with ten votes per share) convert into shares of Class A Common Stock (with one vote per share) upon the sale, transfer and/or voluntary conversion of such shares of Class B Common Stock.  Conversions of shares of Class B Common Stock upon sales, transfers and/or voluntary conversion of such shares effectively increase the voting power of other holders of Class B Common Stock, including Mr. Salzberg.  As a result of future sales or issuances of capital stock by the Company, and/or exercises, settlements or conversions of options, warrants or restricted stock units, and additional conversions of Class B Common Stock into shares of Class A Common Stock, Mr. Salzberg’s voting power will fluctuate and may in the future decrease below, and then back above, 50% of the total voting power of the Company’s outstanding capital stock.

The Company is now considered a “controlled company” under the rules of the New York Stock Exchange.

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

BLUE APRON HOLDINGS, INC.

Date: October 31, 2019	/s/ Linda F. Kozlowski
Linda F. Kozlowski
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: October 31, 2019	/s/ Timothy S. Bensley
Timothy S. Bensley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)