Form 10-K
period 2019-12-31
Blue Apron Holdings, Inc.
filed 2020-02-18
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

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

Based on the closing price of the Registrant’s Class A Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 28, 2019, the aggregate market value of its Class A Common Stock and Class B Common Stock (based on a closing price of $6.76 per share on June 28, 2019 as reported on the New York Stock Exchange) held by non-affiliates was approximately $57.2 million.

As of January 31, 2020 there were 8,152,853 shares of Class A Common Stock, 5,114,327 shares of Class B Common Stock and 0 shares of Class C Capital Stock outstanding.

Documents Incorporated by Reference:

Portions of the proxy statement to be filed pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of this fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10‑K.

BLUE APRON HOLDINGS, INC.

9

PART I
	Item 1.	Business	5
	Item 1A.	Risk Factors	12
	Item 1B.	Unresolved Staff Comments	44
	Item 2.	Properties	44
	Item 3.	Legal Proceedings	44
	Item 4.	Mine Safety Disclosures	45

PART II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46
	Item 6.	Selected Consolidated Financial Data	48
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	75
	Item 8.	Financial Statements and Supplementary Data	76
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76
	Item 9A.	Controls and Procedures	76
	Item 9B.	Other Information	77

PART III
	Item 10.	Directors, Executive Officers, and Corporate Governance	78
	Item 11.	Executive Compensation	78
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	78
	Item 14.	Principal Accountant Fees and Services	78

PART IV
	Item 15.	Exhibits and Financial Statement Schedule	79
	Item 16.	Form 10-K Summary	79

EXHIBITS INDEX			80
SIGNATURES			86

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•

our expectations regarding our expenses and revenue, our ability to maintain and grow adjusted EBITDA and to achieve profitability, the sufficiency of our cash resources,  our needs for additional financing, our ability to effectively manage expenses and cash flows, and our ability to remain in compliance with financial and other covenants under our indebtedness;

•

our ability, including the timing and extent, to obtain additional financing and sufficiently manage costs and to fund investments in our operations in amounts necessary to support the execution of our growth strategy;

•

our ability, including the timing and extent, to successfully execute our growth strategy, cost-effectively attract new customers and retain existing customers, and to expand our direct-to-consumer product offerings;

•

our ability to identify, consummate and realize the anticipated benefits of strategic alternatives and the structure, terms and specific risks and uncertainties associated with any such potential strategic alternatives;

•

our expectations regarding the benefits and expected costs and charges associated with our plan to close our Arlington, Texas fulfillment center, together with any potential disruption to our workforce and operations associated with such closure and related transfer of production volume to our Linden, New Jersey and Richmond, California fulfillment centers;

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

Our core product is the meal experience we help our customers create.  These experiences extend from discovering new recipes, ingredients, and cooking techniques to preparing meals with families and loved ones to sharing photos and stories of culinary triumphs.  Central to these experiences are the original recipes we design and send along with fresh, seasonally inspired ingredients directly to our customers.  We also sell wine, which can be paired with our meals, and we sell a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions, which are tested and recommended by our culinary team. Our customers span ages, geographies, income brackets, and levels of culinary expertise. They include recent college graduates, young couples, families, singles, and empty nesters. Our passionate community of home cooks tell us, through emails, phone calls, and social media, how much Blue Apron has changed their lives.

Central to our operations, we have developed an integrated ecosystem that employs technology and expertise across many disciplines. Our supply-demand coordination activities––demand planning, recipe creation, recipe merchandising, fulfillment operations, and marketing––drive our end-to-end value chain.

Our Products

Meals

On our direct-to-consumer platform, we currently offer two meal plans: a 2-Serving Plan and a 4-Serving Plan. For each plan, customers have the flexibility to choose any combination of the recipes offered each week. This includes any two or three recipes from eleven choices on the 2-Serving Plan and any two, three, or four recipes from six choices on the 4-Serving Plan. Based on the number of Orders in 2019 per plan type, 82% of our meal Orders were for the 2‑Serving Plan and 18% were for the 4-Serving Plan. Our customers can tailor their orders to complement their individual tastes and lifestyles.  Some customers prefer to let our recipe recommendation algorithm choose their recipes based on the food preferences they have provided to us, while other customers actively choose, several weeks in advance of delivery, which recipes to receive.  Customers can choose to receive orders each week, or less frequently if that better suits their schedules.  Customers can make their order selections on our website or through our mobile application.

For all of our products, our culinary team, including chefs who are alumni of some of the best restaurants in the world, such as Michelin-starred Per Se and Blue Hill at Stone Barns, begins the recipe creation process with various seasonal ingredients grown by our farm suppliers. Our chefs apply to these raw ingredients their expertise and insights from our customer feedback and recipe ratings to create our recipe offerings, with an eye towards what is delicious and accessible for individuals and families to eat week-in and week-out.

We merchandise our recipes through various campaigns geared toward seasonality, taste preferences, ingredients, or health. Our approach to menu design seeks to balance ingredient supply and cost while appealing to a variety of customer lifestyles and cooking attitudes across a broad range of demographics and taste profiles.

On our direct-to-consumer platform, we offer at least seventeen recipes per week between our 2-Serving and 4-Serving Plans, striving for a balanced mix of ingredients, cuisines, familiarity, discovery, and preparation times. We are focused on offering a variety of choices every week, including a range of recipes designed for a healthy lifestyle, so that customers can make selections based on their individual or household needs and preferences.

We are committed to sourcing fresh, high‑quality ingredients year-round from our supplier network that includes farmers, ranchers, and fisheries.  Our recipes change every week based on the season and often feature specialty ingredients not readily available elsewhere.  By merchandising these ingredients into carefully crafted recipes, we are able to introduce our customers to ingredients they may have never experienced before. We also collaborate with suppliers to create ingredients specifically for our recipes, such as custom sauces, unique spice blends, or, for example, bespoke ramen noodles from a third‑generation noodle maker.

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

Wine

Blue Apron Wine, our direct-to-consumer wine delivery service, uses an integrated supply chain and direct sourcing relationships to deliver high‑quality wines at compelling values.  We work directly with vineyards and acclaimed winemakers to create custom Blue Apron wines that are specially crafted for our customers and are not available elsewhere.  Our wines pair with our meals and are sized for a dinner for two (in 500ml bottles, rather than traditional 750ml bottles). Customers have the flexibility to customize their box, choosing six bottles from a monthly selection of wines, that best meet their taste preferences. Our wine offerings include custom red and white wines (and seasonally available rosé), tasting notes, pairing tips, and the story behind each wine. We are a licensed winery, and currently ship directly to customers in 31 states and Washington, D.C. As with our meals, customers may choose to actively manage their wine orders by adjusting deliveries to fit their schedules, or they may simply sign up and receive a delivery each month. In addition to our monthly wine service, during 2019 we launched a wine a la carte option, giving customers the ability to order a wine bundle outside of the monthly subscription model.

Market

Blue Apron Market, our e-commerce market, features a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions, which are tested and recommended by our culinary team.  Many of these items are not available elsewhere, and we have focused on expanding our exclusive items and partnerships. All of our recipe cards feature cooking tools and utensils from Blue Apron Market, creating an integrated brand experience for our community of home cooks and repeated merchandising opportunities for our company. Our recently launched wine a la carte option is also sold on the Blue Apron Market website.

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

Supplier Relationships

Our deep supplier relationships provide us access to a supply of high‑quality ingredients. This enables us to optimize yield to reduce waste and cost while minimizing our supply chain footprint. Blue Apron aims to work directly with farmers whenever practicable to ensure customers receive high-quality, seasonally inspired produce directly from the source and at optimal freshness. We collaborate with farmers, ranchers, fisheries, and other suppliers to source meat, seafood, and poultry products that meet our animal welfare standards, enabling us to provide premium ingredients to our customers such as grass-fed beef and eggs from pasture-raised chickens.

Operations

Our purchasing, production, fulfillment, and logistics operations are integrated with our demand management and supplier relationships.  Successfully integrating these disparate activities requires us to possess a variety of competencies: a team with deep, ingredient‑specific expertise; a technology‑enabled platform that connects our end‑to‑end operations; and a scalable architecture that adapts to surges in demand as well as variations in available supply. Our enhanced planning and process-driven strategies enable us to make informed purchasing decisions and provide opportunities to better manage food costs, allocate labor and reduce waste in our fulfillment centers.

Informed Purchasing

While we work directly with our suppliers months in advance to plan our supply needs, we place purchase orders closer to the expected fulfillment, after coordinating supply and demand through processes such as recipe merchandizing and analyzing the outputs of our demand planning and forecasting tools.

Production and Fulfillment

As of December 31, 2019, we operated three fulfillment centers. Our fulfillment centers are designed to effectively manage our variable, high‑throughput, perishable inventory as well as flexible production and labor needs.  We have invested extensively in our fulfillment centers, including by launching our Linden, New Jersey center in 2017 and implementing automation equipment in each of our fulfillment centers, and continue to optimize our network with a focus on maximizing efficiencies. Following a review of our fulfillment center network structure and improvements in sourcing, production and logistics, on February 18, 2020, we announced the planned closure of our Arlington, Texas fulfillment center and the consolidation of production volume into our Linden, New Jersey and Richmond, California fulfillment centers. Through this action, we believe we can more efficiently continue to service our national footprint while also enabling us to redirect financial resources into other parts of the business, including growth initiatives.

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

Logistics

Our logistics team designs, manages, and optimizes a ground‑based delivery network comprised of several third-party partners capable of delivering to geographies covering over 99% of the U.S. population.  We analyze outbound logistics on a zip code by zip code basis to enable cost‑effective and timely delivery of orders, while also adjusting the packaging of our ingredients and other components of our fulfillment operations based on the expected delivery route, weather, or ultimate destination.  All of our packaging materials are chosen with environmental impact in mind.  We select packaging that is recyclable or biodegradable whenever practicable.  Our packaging innovation team, with the support of third-party sustainability experts, is focused on innovating to improve our packaging design, lower overall costs, and reduce our carbon footprint.

Our Brand and Marketing

We are continuing to build a consumer lifestyle brand that inspires, connects, and brings memorable experiences to homes across the country. Several nights a week, our customers invite us into their homes. We take part in some of the most joyful parts of their days, helping them create a meal for themselves, their families and their loved ones. Their challenges are opportunities for us to learn together, and their accomplishments are among our proudest achievements. We hear their success stories every day. Unlike a purely transactional e-commerce platform, we believe the emotional connection that customers have with our brand will enable us to have a more meaningful role in their lives.

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

Source: Customer email survey of Blue Apron account holders, December 2019, with 3,087 respondents.

We also believe our customers roughly mirror the general geographical population distribution of the United States. According to the 2015 Current Population Survey by the U.S. Census Bureau, the top ten states account for 54% of total U.S. households. Similarly, we estimate that these states accounted for 52% of our customers for the fourth quarter of 2019.

Source: Blue Apron Customers for the quarter ended December 31, 2019.

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

We believe that the principal competitive factors upon which we compete include: marketing; variety and flexibility of product offering; brand, reputation, and customer satisfaction; price; product quality and safety; value perception; convenience; customer service; and reliable and timely fulfillment.

Employees

As of January 31, 2020, we had 1,612 full‑time employees, of which approximately 68% were engaged in fulfillment operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement.  We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Intellectual Property

Our ability to protect our intellectual property rights, including our proprietary technology and our customer data, will be an important factor in our strategy and the success of our business.  We seek to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection, and other intellectual property protections under applicable law.  We register domain names, trademarks and service marks in the United States and abroad.  We also seek to protect and avoid disclosure of our intellectual property through confidentiality, non‑disclosure and invention assignment agreements with our employees, and through appropriate agreements with our suppliers and others.  We have one registered patent and have filed two patent applications related to product packaging.

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

All food companies in the United States bear legal responsibility for any violation of applicable food laws or regulations, whether that violation is negligent, non‑negligent, or deliberate.  Any U.S. company found to have violated food laws or regulations may have its products seized, its operations enjoined, its goods recalled from the market and destroyed, and its business exposed to significant adverse publicity.  It is also possible that new laws or regulations, or changes in the enforcement of existing requirements, might require us to change our compliance policies, incur additional cost, or result in unexpected liabilities that could be significant.

Food Safety and Quality Assurance

We maintain a food safety and quality program to verify that the food products supplied to our customers are processed in a safe and sanitary environment and are in compliance with applicable regulatory requirements and our internal food quality and safety standards.  All meat and poultry products that we source are processed in facilities inspected by the U.S. Department of Agriculture, or USDA, or by the equivalent agencies in countries deemed eligible by USDA for exporting meat and poultry to the United States.  Accordingly, these products must conform to USDA requirements.  All food and packaging suppliers are prequalified and have agreed to comply with our requirements.  While we perform supplier inspections and conduct product audits to evaluate suppliers and products for compliance with our company standards and specifications, we may not be able to prevent individual suppliers from failing to comply with food safety laws or our requirements, and we may not be able to locate each failure to comply with food safety laws or our requirements prior to receiving food products.  We operate a toll-free customer call center to capture and address telephonic and electronic customer complaints, including complaints about the quality of our food products.

Government Regulation of Our Wine Business

The production, sale, and shipment of wine in the United States are each regulated by the federal government and by each state government.  There is not uniformity among state laws, so business models that are national in scope must account for the state‑by‑state rules to achieve compliance.

Our wholly‑owned subsidiary BAW, Inc., or BAW, is a licensed California winery, and must comply with federal and California law controlling winery operations.  Various regulations control production, excise tax, labeling, alcohol content and recordkeeping.  In addition, the promotion and marketing of wine, including pricing, is subject to federal or state regulations.  For example, wine marketing cannot be targeted to children, and some states restrict excessive discounts on wine. To assist with federal and state regulatory compliance, BAW relies on various internal and external personnel with relevant experience.

Alcohol distribution in the United States is traditionally conducted through a “three‑tier” system, in which alcohol passes from manufacturer to wholesaler to retailer in each state, before it can be sold to a consumer.  However, applicable state regulations permit manufacturers to ship wine directly to consumers around the country.  As a licensed California winery, BAW relies on such regulations to sell and ship wine to the residents of 31 states plus the District of Columbia.  Each state permit held by BAW has specific compliance requirements, such as monthly reporting, limits on the amount of wine that can be shipped to a given household, and obtaining an adult signature on delivery.

Our Corporate Information

Our principal executive offices are located at 28 Liberty Street, New York, New York 10005, and our telephone number at that address is (347) 719-4312. Our website address is www.blueapron.com.

We make available, free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto that we have filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), as soon as reasonably practicable after we electronically file them with the SEC. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this annual report on Form 10-K.

ITEM 1A.            RISK FACTORS

Investing in our Class A common stock involves a high degree of risk.  Certain factors may have a material adverse effect on our business, financial condition, and results of operation.  You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, and in our other filings with the SEC.  Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties.  In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment. On June 13, 2019, the Board of Directors of the Company approved a reverse stock split of the Company’s Class A Common Stock and Class B Common Stock at a ratio of 1-for-15 shares (the “Reverse Stock Split”), which Reverse Stock Split became effective on June 14, 2019. Accordingly, all common share, equity award, and per share amounts have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

Risks Related to Our Business and Industry

We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception.  In the years ended December 31, 2019, 2018 and 2017, we incurred net losses of $61.1 million, $122.1 million and $210.1 million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to attract new customers, invest in our distribution and fulfillment capabilities, expand our direct-to-consumer product offerings, and enhance our technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our revenue and margins. We incur significant expenses in obtaining and storing ingredients and other products, marketing the products we offer, developing our technology, and building out our fulfillment centers. In addition, many of our expenses, including the costs associated with our existing fulfillment centers, are fixed. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

We may require additional capital to fund our existing operations and will require additional capital to fund any future expansion of our business, including our strategic plan to return to revenue growth, and our inability to obtain such capital, or to adequately manage our existing capital resources, could make it difficult for us to comply with certain covenants in our revolving credit facility and could materially adversely affect our business, financial condition and operating results.

To support our existing operations or any future expansion of our business, including our ability to execute our strategic plan to return to revenue growth, we must have sufficient capital to continue to make investments and to fund our operations. We also must maintain sufficient additional capital to comply with certain covenants in our revolving credit facility, which requires us and our subsidiaries to maintain minimum aggregate amounts of liquidity (defined to include our and our subsidiaries’ unrestricted cash and cash equivalents) and, in the event we have positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds. We cannot assure you that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our existing operations or any growth or to do so while maintaining compliance with these certain covenants in our revolving credit facility.  If cash flows from operations are not sufficient or if we fail to adequately manage our available cash and working capital, or sufficiently manage expenses, we may need additional equity or debt financing to provide the funds required to operate our business and we will need additional capital to fund any future expansion of our business.  If such financing is not available, or we are unable to refinance our revolving credit facility, on satisfactory terms or at all, we may be unable to operate our business, develop new business or execute on our strategic plan to return to revenue growth, in each case at the rate desired or at all, and our operating results would suffer.  Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results.  For example, covenants contained in our revolving credit facility include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments.  Our revolving credit facility also requires us to use a portion of the proceeds of certain equity issuances to repay indebtedness outstanding under the revolving credit facility.  Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to adequately manage our existing capital resources, or to fund our business and strategies would require us to delay, scale back or eliminate some or all of our operations or any future expansion of our business, which could materially adversely affect our business, financial condition and operating results. In addition, if we are unable to deliver results from our growth strategy or otherwise effectively manage expenses and cash flows, we may not be able to maintain compliance with the financial covenants in our revolving credit facility in future periods which would result in an event of default. Upon an event of default, the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. Given our current liquidity position, upon an event of default, if we are unable to obtain a waiver or successfully renegotiate the terms of our revolving credit facility, the lenders under the revolving credit facility may enforce one or more of their rights upon default. In that case, we may not be able to meet our current obligations and could be forced to react by commencing a bankruptcy or taking other action to maximize the value of our assets, which would materially adversely affect our business, financial condition and operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our exploration and pursuit of strategic alternatives may not be successful.

On February 18, 2020, we announced that our Board of Directors is evaluating a range of strategic alternatives to maximize stockholder value, including to support the execution of our growth strategy. Our exploration of strategic alternatives, including, among other things, a strategic business combination, a capital raise through the public or private markets, a transaction that results in private ownership or sale of the company or our assets, or some combination of these, may not result in the identification or consummation of any transaction and may not yield additional value for our stockholders. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring and executing strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. Any potential transaction and the related valuation would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. In the event of a business combination, we may face difficulties in incorporating supply or distribution channels, technology and rights into our existing product offerings, and we may experience unanticipated expenses relating to these and other integration processes.

We may be unable to successfully execute our growth strategy. If we fail to retain our existing customers, cost‑effectively acquire new customers, or increase the number of customers we serve, or if we fail to derive profitable revenue from our customers, our business would be materially adversely affected.

Our growth strategy, and our ability to resume revenue growth and operate profitably, will require additional financing and, together with cost optimization initiatives, will depend largely on our ability to retain existing customers, to cost‑effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us. If we are unable to retain our existing customers, cost‑effectively acquire new customers, or keep customers engaged, or increase the number of customers we serve, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to approximately 351,000 in the three months ended December 31, 2019 from approximately 557,000 in the three months ended December 31, 2018, and our revenue declined to $94.3 million from $140.7 million in those same periods.

We have historically spent significant amounts on advertising and other marketing activities, such as television, digital and social media, direct mail, radio and podcasts, and email, to acquire new customers, retain and engage existing customers, and promote our brand, but in 2019 we deliberately reduced marketing expenditure, which had a negative impact on 2019 revenues. While we reduced our marketing expenditures in 2019 from historic levels, we expect our marketing expenses to continue to comprise a significant portion of our operating expenses. For 2019, 2018, and 2017, our marketing expenses were $48.1 million, $117.5 million, and $154.5 million, respectively, representing approximately 10.6%, 17.6%, and 17.5% of net revenue, respectively. If we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, we intend to reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the financial covenants in our revolving credit facility, which will negatively and materially impact net revenue and our ability to execute our growth strategy. As a result of our existing and any future reduced marketing activities, we may fail to identify cost‑efficient marketing opportunities as we adjust our investments in marketing or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, as a result of which we have deliberately and meaningfully reduced our marketing expenses, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors who are not reducing their marketing expenses or limiting their marketing channels. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third-party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results.

Our net revenue in any period is essentially a function of our ability to attract and retain customers and the frequency and size of the orders placed by those customers. If customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. Many of our new customers originate from referrals from existing customers, and therefore we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals. Our new customers typically evaluate whether our product offerings fit their lifestyles, tastes and preferences before deciding whether to continue purchasing our product offerings and, if so, the frequency at which they make purchases. While an increase in order frequency or size could potentially offset losses of customers and, similarly, an increase in the number of customers could potentially offset a reduction in the frequency or size of the orders placed by our customers, our continued failure to attract and retain customers would materially adversely affect our business, financial condition and operating results.

In addition, if we are unable to deliver results from our growth strategy or otherwise effectively manage expenses and cash flows, we may not be able to maintain compliance with the financial covenants in our revolving credit facility in future periods which would result in an event of default.  Upon an event of default, the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. Given our current liquidity position, upon an event of default, if we are unable to obtain a waiver or successfully renegotiate the terms of our revolving credit facility, the lenders under the revolving credit facility may enforce one or more of their rights upon default. In that case, we may not be able to meet our obligations and could be forced to react by commencing a bankruptcy or taking other action to maximize the value of our assets, which would materially adversely affect our business, financial condition and operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

If we fail to resume revenue growth or to effectively manage our revenue or any future growth, or if we fail to effectively manage costs, our business could be materially adversely affected.

Our net revenue decreased from $881.2 million in 2017 to $667.6 million in 2018 to $454.9 million in 2019.  The number of our full-time employees decreased from 4,163 at December 31, 2017 to 2,356 at December 31, 2018 and to 1,635 at December 31, 2019 as orders and customers declined.  If we fail to resume revenue growth or if our revenues continue to further decline, or if we do not effectively manage our costs, or fail to accurately forecast revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional management, financial, operational, technological and other resources to meet our needs, which may not be available in a cost‑effective manner or at all.  We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations.  If we do not resume revenue growth or if we do not effectively manage any future growth or costs, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high‑quality product offerings, or maintain compliance with certain covenants in our revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

We have implemented significant reorganization activities in our business, including the recently announced adoption of a plan to close our fulfillment center in Arlington, Texas and reduce the size of our organization. These and other reorganization activities could have long-term adverse effects on our business, including additional attrition in personnel and the failure to achieve the anticipated benefits and savings from these activities.

We have implemented significant reorganization activities in our business to adjust our cost structure, and we may engage in similar reorganization activities in the future. In February 2020, we announced a plan to close our fulfillment center in Arlington, Texas, transferring the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center and our Richmond, California fulfillment center. In the first quarter of 2019 we transferred a substantial portion of production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center. In November 2018, we implemented a reduction in the number of our employees by approximately 4%, which included departures of members of our management team, and in October 2017 we implemented a company-wide realignment of personnel that resulted in a reduction of approximately 6% of our total workforce across our corporate offices and fulfillment centers. These actions resulted and will continue to result in the loss of employees across various functions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, there is a risk of reduced employee morale and, as a result, we may face further employee attrition. We may also be unable to efficiently transition the production volume between our fulfillment centers or maintain our production efficiencies during or after the transfer.

These and any other reorganization activities in which we may engage in the future, as well as other ongoing or future cost reduction activities, will reduce our available talent, assets, capabilities and other resources and could slow improvements in our products and services, adversely affect our ability to respond to competition and limit our ability to satisfy customer demands. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing the organizational changes brought about by the reorganization. Due to our limited resources, we may not be able to effectively manage the changes in our business operations resulting from the reorganization, which may result in weaknesses in our operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If we are unable to effectively manage these activities, our expenses may be higher than expected, and we may not be able to implement our business strategy or achieve the anticipated benefits and savings from any such activities.

We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. For example, if we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, we intend to reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the financial covenants in our revolving credit facility, which will negatively and materially impact net revenue and our ability to execute our growth strategy. In addition, delays in implementing planned restructuring activities, unexpected costs or the failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could materially adversely affect our business and operating and financial results.

Our indebtedness could materially adversely affect our business and financial condition. Furthermore, restrictive covenants in our revolving credit facility may limit our ability to pursue our business strategies, which would materially adversely affect our operating results, and the failure to comply with such restrictions could materially adversely affect our business.

As of January 31, 2020, we had $54.7 million in outstanding borrowings and $0.3 million in issued letters of credit under our revolving credit facility. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to return to revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and thus reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and placing us at a competitive disadvantage to less-leveraged competitors.

Because we are required to maintain a minimum cash balance under the revolving credit facility, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. For example, the October 2019 amendment to our revolving credit facility, among other things, further increased the interest rates applicable to loans under the revolving credit facility and made certain changes to the financial covenants that require us to continue to maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds, in the event we have positive consolidated total net debt. If we are unable to sufficiently deliver results from our growth strategy and/or effectively manage expenses and cash flows, we may not be able to comply with the minimum liquidity, adjusted EBITDA, and other covenants contained in our revolving credit facility, which would materially adversely affect our business. Further, if we cannot make scheduled payments on our debt or if we fail to comply with the covenants under our revolving credit facility, we will be in default and the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. In that event, we could be forced to react by commencing a bankruptcy or taking other action to maximize the value of our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

In February 2020, we announced the planned closure of our fulfillment center in Arlington, Texas and the consolidation of production volume from that facility to our fulfillment centers in Linden, New Jersey and Richmond, California.  If we do not successfully maintain, operate and optimize our Linden and Richmond fulfillment centers, or if we redeploy these facilities for other uses or vacate these facilities, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business.  We have encountered in the past, and may encounter in the future, difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, requiring us to use temporary workers through third parties at greater cost and with lower levels of performance. If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, our customers may experience delays in receiving their meal deliveries and/or receive deficient orders, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results. In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short-term basis, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results. For example, unexpected complexities and costs arose with the launch of our Linden, New Jersey fulfillment center in late 2017, which adversely affected our revenue expectations, the rollout of our new product offerings, and our ability to acquire and retain new customers. Similarly, in connection with the planned closure of our Arlington, Texas fulfillment center and the transfer of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey and Richmond, California fulfillment centers, we may encounter disruptions to our operations at some or all of our facilities or other unanticipated challenges arising in connection with this transition, which could adversely affect our fulfillment operations and production efficiency, cause delays in fulfilling customer orders and negatively impact our business and financial condition.

As a result of the planned closure of the Arlington, Texas fulfillment center, we expect to incur approximately $1.5 million of restructuring charges and approximately $5.0 million to $8.0 million of asset-related charges in the first half of 2020, and in 2019 we incurred approximately $0.6 million of restructuring charges resulting from the transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center. In addition, if events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we may be required to recognize impairment charges on any of our assets. For example, in 2017 we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our fulfillment center in Linden, New Jersey, as well as our decision to no longer pursue the planned build-out of the Fairfield, California facility. As a result of our decision to no longer pursue the build-out of the Fairfield facility, we are pursuing alternatives for this property. If we are unable to timely identify a suitable alternative for this property, we will continue to incur significant financial costs. We also rely on fixed duration leases for our other real properties, including for our new headquarters in New York, New York, which we entered into in October 2019 and expires in December 2024. If we are unable to timely enter into suitable lease agreements or extensions for any of our real properties, we may incur additional unanticipated costs associated with identifying and securing an alternative premises, suffer disruptions to our operations as a result of any necessary transition, face employee attrition or experience other harm to our business. In connection with the planned closure of the Arlington fulfillment center, we also plan to sublease that facility, but there is no assurance that we will be able to enter into a sublease on favorable terms, if at all, and therefore we may continue to incur costs relating to that facility.

We have designed and built our own fulfillment center infrastructure, including customizing third-party inventory and package handling software systems, which is tailored to meet the specific needs of our business.  Furthermore, we are continuing to expand the use of automated production equipment and processes in our fulfillment centers.  To the extent we add capacity, capabilities and automated production equipment and processes to our fulfillment centers, our fulfillment operations will become increasingly complex and challenging.  Any failure to hire, train or retain employees capable of operating our fulfillment centers could materially adversely affect our business, financial condition and operating results.  We also may be unable to procure and implement automated production equipment and processes on a timely basis, and they may not operate as intended or achieve anticipated cost efficiencies.  For example, suppliers could miss their equipment delivery schedules, new production lines and operations could improve less rapidly than expected, or not at all, the equipment or processes could require longer design time than anticipated or redesigning after installation, and new production technology may involve equipment and processes with which we are not fully experienced.  Difficulties we experience in further automating our fulfillment processes could impair our ability to reduce costs and could materially adversely affect our business, financial condition and operating results.  Furthermore, we currently, and may in the future continue to, contract with third parties to conduct certain of our fulfillment processes and operations on our behalf.  Interruptions or failures in these services, or operational impacts arising from transitioning between these third party providers, could delay or prevent the delivery of our products and adversely affect our ability to fulfill our customers’ orders.  In addition, any disruption in the operation of our fulfillment centers, including due to factors such as earthquakes, weather, fires, floods, power losses, telecommunications failures, acts of war or terrorism, human errors and similar events or disruptions, could materially adversely affect our business, financial condition and operating results.

We expect to incur future capital expenditures in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures and risks related to such capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  If we resume growth or continue to expand our product offerings, we may be unable to effectively expand our fulfillment operations and increase our fulfillment capacity or to effectively control expansion‑related expenses, or if we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or in a manner our customers expect, or our customers may experience delays in receiving their purchases, any of which could harm our reputation and our relationships with our customers.  Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital.  We expect to continue to incur certain capital expenditures in the future for our fulfillment center operations.  We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur. The timing and amount of our projected capital expenditures is dependent upon a number of factors, and may vary significantly from our estimates. We cannot assure you that we will have sufficient capital resources to fund future capital expenditures or if any future capital expenditures will be timely or effectively integrated into our existing operations, any adjustments to production volume, including transitions between fulfillment centers, will be completed on an efficient and timely basis without adversely impacting our operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute on our strategic plans or recruit qualified managerial and operational personnel necessary to support our strategic plans.  In addition, we intend to reduce spending on capital expenditures, to the extent needed, if we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, in order to comply with the financial covenants in our revolving credit facility, which will negatively and materially impact net revenue and our ability to execute our growth strategy. Any changes to our overall fulfillment capacity or existing fulfillment center operations will put pressure on our managerial, financial, operational, technological and other resources.

Our ability to source quality ingredients and other products is critical to our business, and any disruption to our supply or supply chain could materially adversely affect our business.

We depend on frequent deliveries of ingredients and other products from a variety of local, regional, national and international suppliers, and some of our suppliers may depend on a variety of other local, regional, national and international suppliers to fulfill the purchase orders we place with them.  The availability of such ingredients and other products at competitive prices depends on many factors beyond our control, including the number and size of farms, ranches, vineyards and other suppliers that provide crops, livestock and other raw materials that meet our quality and production standards.

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

Our future success is dependent upon our ability to retain key management. Our executive officers and other management personnel are employees “at will” and could elect to terminate their employment with us at any time. For example, in April 2019, Bradley J. Dickerson resigned as our president and chief executive officer and as a director of the company effective upon the commencement of employment of Linda F. Kozlowski as our new president and chief executive officer and as director of the company. In addition, in May 2019, Ilia M. Papas resigned as chief technology officer of the company and in June 2019, Irina Krechmer joined as our new chief technology officer. Similarly, in November 2017, Matthew B. Salzberg resigned as our president and chief executive officer and transitioned to the role of executive chairman. In December 2018, Mr. Salzberg ceased to be an employee, but remains chairman of our board of directors. We do not maintain “key person” insurance on the lives of any of our executive officers.

Our future success is also dependent upon our ability to attract, retain and effectively deploy qualified employees, including management, possessing a broad range of skills and expertise.  We may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future, and, to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees.  Additionally, we may not be able to hire new employees quickly enough or if we do not return to revenue growth, we may not have adequate resources to meet our hiring needs, and we must effectively deploy our workforce in order to efficiently allocate our internal resources. If we fail to meet our hiring needs, successfully integrate our new hires or effectively deploy our existing personnel, our efficiency and ability to meet our forecasts, our ability to successfully execute on our strategic plan to return to revenue growth and our employee morale, productivity and retention could all suffer.  Any of these factors could materially adversely affect our business, financial condition and operating results.

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

Our ability to adequately store, maintain and deliver quality perishable foods is critical to our business.  We store food products, which are highly perishable, in refrigerated fulfillment centers and ship them to our customers inside boxes that are insulated with thermal or corrugate liners and frozen refrigerants to maintain appropriate temperatures in transit and use refrigerated third party delivery trucks to support temperature control for shipments to certain locations.  Keeping our food products at specific temperatures maintains freshness and enhances food safety.  In the event of extended power outages, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our fulfillment centers or third party delivery trucks, failure to use adequate packaging to maintain appropriate temperatures, or other circumstances both within and beyond our control, our inability to store highly perishable inventory at specific temperatures could result in significant product inventory losses as well as increased risk of food‑borne illnesses and other food safety risks.  Improper handling or storage of food by a customer—without any fault by us—could result in food‑borne illnesses, which could nonetheless result in negative publicity and harm to our brand and reputation.  Further, we contract with third parties to conduct certain fulfillment processes and operations on our behalf.  Any failure by such third party to adequately store, maintain or transport perishable foods could negatively impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, financial condition and operating results.

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

As a public company, we are required to comply with the rules of the SEC implementing Sections 302 and 404 of the Sarbanes‑Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.  We are required to disclose changes made in our internal controls and procedures on a quarterly basis and to make annual assessments of our internal control over financial reporting pursuant to Section 404.  As an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company.  At such time, our independent registered public accounting firm, and management, may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

Decisions made or processes adopted by us in producing our products are subject to after‑the‑fact review by government authorities, sometimes years after the fact.  Similarly, governmental agencies and personnel within those agencies may alter, clarify or even reverse previous interpretations of compliance requirements and the circumstances under which they will institute formal enforcement activity.  It is not always possible accurately to predict regulators’ responses to actual or alleged food‑production deficiencies due to the large degree of discretion afforded regulators.  We may be vulnerable to civil or criminal enforcement action by government regulators if they disagree with our analyses, conclusions, actions or practices.  This could materially adversely affect our business, financial condition and operating results.

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

Additionally, existing privacy‑related laws, regulations, self‑regulatory obligations and other legal obligations are evolving and are subject to potentially differing interpretations.  Various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy‑related laws and regulations in new or different manners.  For example, the State of California enacted legislation in June 2018, the California Consumer Privacy Act of 2018 (the “CCPA”), which came into effect on January 1, 2020, and, among other things, requires companies that process information on California residents to provide new disclosures to California consumers, allows such consumers to opt out of data sharing with third parties and provides a new cause of action for data breaches. While we have invested and may continue to invest in readiness to comply with the applicable legislation, the effects of these new and evolving laws, regulations, and other obligations potentially are far-reaching and may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, if we choose to expand our business internationally in the future we may be subject to non‑U.S. privacy, data protection, consumer protection and other laws and regulations, which in some cases are more restrictive than those in the United States.  For example, the European Union traditionally has imposed stricter obligations under such laws than the United States.  Consequently, any future expansion of our operations internationally may require changes to the ways we collect and use consumer information.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes.  As of December 31, 2019 and 2018, we had U.S. federal net operating loss carryforwards of $364.0 million and $319.0 million, respectively, and state net operating loss carryforwards of $136.1 million and $143.7 million, respectively, that are available to offset future tax liabilities. Our federal net operating loss carryforwards generated prior to 2018 and our state net operating loss carryforwards will expire at various dates beginning in 2033, if not utilized.  Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.  In addition, under the Tax Cuts and Jobs Act, or the U.S. Tax Act, the use of federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017 is limited to 80% of our taxable income in any future taxable year, although such losses may be carried forward indefinitely.  Furthermore, Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, limits the ability of a company that undergoes an “ownership change” (generally defined as a greater than 50 percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) to utilize net operating loss carryforwards and tax credit carryforwards and certain built-in losses recognized in years after the ownership change.

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

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations.  For example, since our initial public offering in June 2017, the market price of our Class A common stock has ranged from a high of $165.00 to a low of $3.62. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

Our quarterly operating results or other operating metrics may fluctuate significantly, which could cause the trading price of our Class A common stock to continue to decline.

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

The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of any analysts that cover us or investors with respect to revenue or other operating results for a particular period.  If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could continue to fall substantially, and we could face costly lawsuits, including securities class action suits.

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they publish negative evaluations of our stock or the stock of other companies in our industry, the price of our stock and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors.  If one or more of the analysts covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our stock could decline. Since December 31, 2018, 10 of the analysts who formerly covered our stock have ceased to cover our stock and we currently have only three analysts covering our stock. If one or more of the remaining analysts cease to cover our stock, we could lose additional visibility in the market for our stock, which in turn could cause our stock price to decline further.

Because we do not expect to pay any dividends on our Class A common stock for the foreseeable future, investors may never receive a return on their investment.

You should not rely on an investment in our Class A common stock to provide dividend income.  We have never paid cash dividends to holders of our Class A common stock and do not anticipate that we will pay any cash dividends to holders of our Class A common stock in the foreseeable future.  Instead, we plan to retain any earnings to maintain and support our existing operations.  Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.  As a result, investors seeking cash dividends should not purchase our Class A common stock.

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

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non‑voting Class C capital stock.  As of January 31, 2020, stockholders who held shares of Class B common stock, including employees and directors and their affiliates, together held approximately 86.3% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliates together held approximately 77.2% of the voting power of our outstanding capital stock; and our chairman, Matthew B. Salzberg held approximately 53.3% of the voting power of our outstanding capital stock.  Because Mr. Salzberg controls a majority of the combined voting power of our outstanding common stock, he will be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock.  This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

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

As of January 31, 2020, an aggregate of 1,301,793 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act.  If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of January 31, 2020, the holders of an aggregate of approximately 5 million shares of our common stock have rights, subject to certain conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

In addition, the NYSE requires us to maintain an average global market capitalization over a consecutive 30 trading-day period in excess of $50.0 million or, at the same time, stockholders’ equity equal or greater than $50.0 million.  As a result of declines in the price of our Class A common stock, we may be unable to meet the requirement.

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

Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Clause”). We are subject to a shareholder derivative action filed in the Delaware Court of Chancery in which the plaintiff seeks a declaratory judgment challenging the validity of the Federal Forum Clause.  On December 19, 2018, the Court entered summary judgment in favor of the plaintiff. On July 8, 2019, the court entered an award of attorneys’ fees and expenses in favor of the plaintiff. We believe that we have strong defenses and intend to vigorously defend against this lawsuit. We have appealed the Court’s ruling on the underlying merits and the fee award. We are unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on our consolidated financial position or results of operations. If this decision is not reversed on appeal, holders of our Class A common stock and Class B common stock and Class C capital stock would, if applicable requirements are met, be permitted to file complaints asserting a cause of action arising under the Securities Act against us in either state or federal court. We may incur additional costs associated with resolving such action in other jurisdictions, which could also materially adversely affect our business, financial condition and operating results.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our IPO, subject to specified conditions.  For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.  We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non‑affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10‑K) or we issue more than $1 billion of non‑convertible debt securities over a three‑year period.  These exemptions include reduced disclosure obligations regarding executive compensation and exemptions from the requirements to hold non‑binding advisory votes on executive compensation and golden parachute payments, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, and not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements.  We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions.  If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.               PROPERTIES.

Our principal executive office is located in New York, New York, where we lease approximately 25,000 square feet of space pursuant to a lease that expires in 2024.  Our customer service operations and certain back‑office functions are based in Austin, Texas, where we lease approximately 65,000 square feet of space pursuant to a lease expiring in 2022, with an option to extend the term for one five‑year period.

Our current fulfillment centers occupy leased facilities in Richmond, California, Linden, New Jersey, and Arlington, Texas.  Our fulfillment center in Richmond, California occupies approximately 165,000 square feet of space pursuant to a lease expiring in 2022; our fulfillment center in Linden, New Jersey occupies approximately 495,000 square feet of space pursuant to a lease expiring in 2026 with an option to extend the term for two consecutive five‑year periods, and our fulfillment center in Arlington, Texas occupies approximately 104,000 square feet of space pursuant to a lease expiring in 2024.  In connection with the planned closure of the Arlington fulfillment center, we plan to sublease that facility, but there is no assurance that we will be able to enter into a sublease on favorable terms, if at all. We believe that our Linden and Richmond fulfillment centers are adequate to meet our immediate needs.

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

The Company is subject to a shareholder derivative action filed in the Delaware Court of Chancery. The plaintiff seeks a declaratory judgment challenging the validity of a provision of the Company’s restated certificate of incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court. On December 19, 2018, the Court entered summary judgment in favor of the plaintiff. On July 8, 2019, the court entered an award of attorneys’ fees and expenses in favor of the plaintiff. The Company believes that it has strong defenses and intends to vigorously defend against this lawsuit, and it has appealed the Court’s ruling on the underlying merits and fee award. The hearing on the Company’s appeal was held on January 8, 2020. The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law.  Plaintiffs’ counsel filed a separate class action lawsuit alleging largely the same claims, but covering a longer period, which is now pending in the United States District Court for the Northern District of California.  A mediation was held on November 20, 2019, at which time the cases were not resolved.  On December 16, 2019, Plaintiff filed a motion for class certification in federal court.  On December 18, 2019, the parties entered into a Memorandum of Understanding which, if finalized and approved by the court, will resolve both actions in their entirety.  The parties are working toward finalizing a settlement agreement and the court has set the deadline for Plaintiff to file a motion for preliminary approval of the settlement on March 2, 2020 and has vacated all other deadlines in the class-action case, including the due date for the Company’s opposition to the motion for class certification.  The court is scheduled to hold a hearing on the final settlement agreement on April 16, 2020.  If the parties do not finalize the settlement agreement or if the court does not approve the settlement agreement, the cases will continue.

If the settlement agreement is not finalized or approved by the court, the Company is currently unable to provide any assurances as to the ultimate outcome of these lawsuits or that adverse resolution of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On July 20, 2018, one of the Company’s suppliers, West Liberty Foods, L.L.C., (i) made an arbitration demand against the Company with JAMS, and (ii) together with certain related entities, filed a lawsuit against the Company in Iowa state court.  The arbitration demand alleged breach of contract, fraud, and other common law claims in connection with, among other things, a dispute under the supply agreement between the parties related to the purchase of certain beef and poultry inventory of the supplier.  The lawsuit, which was removed to the U.S. District Court for the Southern District of Iowa, alleged breach of oral contract and other common law claims in connection with a purported agreement between the Company and the supplier relating to the supplier’s acquisition of another company.  On December 28, 2018, the Court denied the Company’s motion to dismiss the plaintiffs’ amended complaint. The parties settled both matters on January 31, 2020, and on February 4, 2020, both the Iowa lawsuit and the arbitration were dismissed with prejudice.

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

Holders of Our Common Stock

As of January 31, 2020, there were approximately 30 holders of record of shares of our Class A common stock and approximately 81 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2020 Annual Meeting of Stockholders and is incorporated by reference herein.

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

The graph set forth below compares cumulative total return on the Class A common stock with the cumulative total return of the S&P 500, the NYSE Composite Index, and the Russell 2000 Index resulting from an initial investment of $100 in each and, assuming the reinvestment of any dividends, based on closing prices. Measurement points are from our initial public offering to the last trading day of each quarter for the period from June 29, 2017 (the date our Class A common stock began trading on the NYSE) through December 31, 2019.

Comparison of Cumulative Return
140
120
100
80
60
40
20
-
Q2 2017
Q3 2017
Q4 2017
Q1 2018
Q2 2018
Q3 2018
Q4 2018
Q1 2019
Q2 2019
Q3 2019
Q4 2019
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

ITEM 6.               SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth our selected consolidated financial data.  The consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016, and 2015 are derived from our audited consolidated financial statements and related notes that are not included in this Annual Report on Form 10-K. The following tables also show certain unaudited operational and non-GAAP financial measures as well as a reconciliation between certain GAAP and non-GAAP measures.  Our historical results are not necessarily indicative of the results to be expected in any future period.  You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except share and per-share numbers)
Consolidated Statements of Operations Data:
Net revenue	$454,868	$667,600	$881,191	$795,416	$340,803
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	279,135	433,496	627,964	532,682	263,271
Marketing	48,133	117,455	154,529	144,141	51,362
Product, technology, general, and administrative	144,925	194,340	247,907	165,179	70,151
Depreciation and amortization	31,200	34,517	26,838	8,217	2,917
Other operating expense	3,571	2,170	12,713	—	—
Total operating expenses	506,964	781,978	1,069,951	850,219	387,701
Income (loss) from operations	(52,096)	(114,378)	(188,760)	(54,803)	(46,898)
Interest income (expense), net	(8,943)	(7,683)	(6,384)	25	(6)
Other income (expense), net	—	—	(14,984)	—	—
Income (loss) before income taxes	(61,039)	(122,061)	(210,128)	(54,778)	(46,904)
Benefit (provision) for income taxes	(42)	(88)	(15)	(108)	(61)
Net income (loss)	$(61,081)	$(122,149)	$(210,143)	$(54,886)	$(46,965)

Net income (loss) per share attributable to Class A common, Class B common, and Class C capital stockholders*:
Basic	$(4.67)	$(9.51)	$(24.62)	$(12.58)	$(13.78)
Diluted	$(4.67)	$(9.51)	$(24.62)	$(12.58)	$(13.78)
Weighted-average shares used to compute net income (loss) per share attributable to Class A common, Class B common, and Class C capital stockholders*:
Basic	13,089,908	12,845,261	8,537,156	4,361,707	3,409,160
Diluted	13,089,908	12,845,261	8,537,156	4,361,707	3,409,160

*  Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019. Refer to Note 2 to the Consolidated Financial Statements of this Annual Report on Form 10-K for further information.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$(8,355)	$(61,371)	$(137,939)	$(43,621)	$(42,876)
Net cash from (used in) operating activities	$(16,466)	$(76,900)	$(152,442)	$(23,545)	$(26,396)
Free cash flow (2)	$(21,686)	$(91,922)	$(276,684)	$(86,372)	$(38,337)

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$43,531	$95,615	$228,514	$81,468	$126,860
Working capital (3)	$(26,240)	$(21,152)	$(36,474)	$(58,108)	$(27,581)
Total assets	$266,065	$354,899	$517,709	$273,407	$164,973
Total liabilities	$198,066	$235,597	$293,859	$211,938	$52,038
Long-term obligations (4)	$54,733	$83,783	$125,315	$45,434	$468
Convertible preferred stock	$—	$—	$—	$194,869	$194,869
Total stockholders’ equity (deficit)	$67,999	$119,302	$223,850	$(133,400)	$(81,934)

(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures” for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to its most directly comparable GAAP equivalent.

(2)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures” for information regarding our use of free cash flow and a reconciliation of free cash flow to its most directly comparable GAAP equivalent.

(3)We define working capital as current assets (excluding cash and cash equivalents) less current liabilities.

(4)Long-term obligations includes outstanding borrowings under the revolving credit facility and capital leases.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward‑looking statements that reflect our plans, estimates, and beliefs.  Our actual results could differ materially from those discussed in the forward‑looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors.”  In this discussion, we use financial measures that are considered non‑GAAP financial measures under Securities and Exchange Commission rules.  These rules require supplemental explanation and reconciliation, which is included elsewhere in this Annual Report on Form 10-K.  Investors should not consider non‑GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with U.S. generally accepted accounting principles.  In the below discussion, we use the term basis points to refer to units of one‑hundredth of one percent. On June 13, 2019, the Board of Directors of the Company approved the Reverse Stock Split, which Reverse Stock Split became effective on June 14, 2019. Accordingly, all common share, equity award, and per share amounts have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

Overview

Blue Apron creates incredible experiences. Founded in 2012, we are building a consumer lifestyle brand that symbolizes the emotional human connections that are formed through the cooking experiences we create.

Our core product is the meal experience we help our customers create.  These experiences extend from discovering new recipes, ingredients, and cooking techniques to preparing meals with families and loved ones to sharing photos and stories of culinary triumphs. Central to these experiences are the original recipes we design and send along with fresh, seasonally inspired ingredients directly to our customers.  We do this by employing technology and expertise across many disciplines – demand planning, recipe creation, recipe merchandising, and marketing – to drive our end-to-end value chain. We offer our customers two flexible plans—our 2‑Serving Plan and our 4-Serving Plan. We also sell wine, which can be paired with our meals, through Blue Apron Wine, our direct‑to‑consumer wine delivery service. Through Blue Apron Market, our e‑commerce market, we sell a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions, which are tested and recommended by our culinary team.

On July 5, 2017, we completed our initial public offering (the “IPO”), in which we issued and sold 2,000,000 shares of our Class A common stock at a public offering price of $150.00 per share for aggregate gross proceeds of $300.0 million. We received approximately $278.0 million in net proceeds after deducting $16.5 million of underwriting discounts and commissions and approximately $5.5 million in offering costs. Upon the closing of the IPO, all of the outstanding shares of our convertible preferred stock automatically converted into 5,679,370 shares of Class B common stock at the applicable conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Upon the closing of the IPO, all of our outstanding convertible notes automatically converted into 468,213 shares of Class B common stock at the applicable conversion rate then in effect. Subsequent to the closing of the IPO, there were no convertible notes outstanding.

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

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net revenue	$454,868	$667,600	$881,191
Adjusted EBITDA	$(8,355)	$(61,371)	$(137,939)
Net cash from (used in) operating activities	$(16,466)	$(76,900)	$(152,442)
Free cash flow	$(21,686)	$(91,922)	$(276,684)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2019
Orders (in thousands)	2,482	2,048	1,726	1,622
Customers (in thousands)	550	449	386	351
Average Order Value	$57.15	$58.16	$57.60	$58.14
Orders per Customer	4.5	4.6	4.5	4.6
Average Revenue per Customer	$258	$265	$258	$269

2018
Orders (in thousands)	3,474	3,122	2,647	2,418
Customers (in thousands)	786	717	646	557
Average Order Value	$56.58	$57.34	$56.79	$58.12
Orders per Customer	4.4	4.4	4.1	4.3
Average Revenue per Customer	$250	$250	$233	$252

2017
Orders (in thousands)	4,273	4,033	3,605	3,196
Customers (in thousands)	1,036	943	856	746
Average Order Value	$57.23	$58.81	$58.16	$57.99
Orders per Customer	4.1	4.3	4.2	4.3
Average Revenue per Customer	$236	$251	$245	$248

Orders

We define Orders as the number of paid orders by our Customers across our meal, wine and market products sold on our e‑commerce platforms in any reporting period, inclusive of orders that may have eventually been refunded or credited to customers.  Orders, together with Average Order Value, is an indicator of the net revenue we expect to recognize in a given period.  We view Orders delivered as a key indicator of our scale and financial performance.  Orders has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Orders in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Average Order Value and Orders per Customer.

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine or market products sold on our e‑commerce platforms in a given reporting period.  For example, the number of Customers in the quarter ended December 31, 2019 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the quarter ended December 31, 2019.  We view the number of Customers as a key indicator of our scale and financial performance.  Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer and Average Revenue per Customer.

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

Free Cash Flow

Free cash flow is a non-GAAP financial measure that is calculated as net cash from (used in) operating activities less purchases of property and equipment. We have presented free cash flow in this Annual Report on Form 10-K because it is used by our management and board of directors as an indicator of the amount of cash we generate or use and to evaluate our ability to satisfy current and future obligations and to fund future business opportunities. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our ability to satisfy our financial obligations and pursue business opportunities, and allowing for greater transparency with respect to a key financial metric used by our management in their financial and operational decision-making. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt repayments or capital lease obligations that are not deducted from the measure. Additionally, other companies, including companies in our industry, may calculate free cash flow differently, which reduces its usefulness as a comparative measure. Please see “Non-GAAP Financial Measures” for a discussion of the use of non‑GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

Key Factors Affecting Our Performance

We believe that our performance and future success depends on a number of factors that present significant opportunities but also pose risks and challenges, including those discussed below and under “Risk Factors.”

Marketing and Customer Lifecycle Management

Our performance and future success will depend in large part on our ongoing ability to invest in marketing to sufficiently support our growth strategy and cost‑effectively launch marketing campaigns that attract, retain, and engage customers.  We use various online paid advertising channels (such as digital and social media and email), strategic brand partnerships, and offline paid advertising channels (such as television, direct mail, radio, and podcasts). We typically complement our paid advertising channels by offering promotional discounts to new customers for use on their first Order.  We also attract new customers by word of mouth, including through our customer referral program, through which certain existing customers may invite others to receive a complimentary meal delivery.  We intend to continue investing in marketing and offering promotional discounts to drive customer acquisition with a deliberate focus on the marketing channels we believe to be the most efficient and customer segments that demonstrate stronger affinity and retention. By prioritizing customer segments that demonstrate stronger affinity and retention, we believe we will strengthen our customer base and improve our ability to achieve profitable revenue.  We also intend to continue using marketing to drive customer retention, customer engagement and brand awareness.

In addition to marketing, we continue to invest in our products, brand and overall customer experience, each of which further drives customer acquisition, customer retention and customer engagement and encourages repeat purchases.  We also engage with our customers through social media, our website, blog, in‑box content and mobile application, including through how‑to videos and visual imagery, to deepen our customers’ connection with our brand. Our flexible platform allows customers to interact with us by either actively managing or passively receiving orders, and we believe this flexibility drives higher customer engagement, loyalty and retention over the long term. Our ability to efficiently acquire new customers, retain existing customers and drive customer engagement through marketing investment and other business initiatives significantly impacts our revenue and results of operations. For example, in order to maintain compliance with the financial covenants under our revolving credit facility, we may be required to reduce marketing expenditures, which would negatively impact revenue, our growth strategy, and our business.  See “Liquidity and Capital Resources” below for further discussion.

Product Offerings

Our ability to enhance our existing products and introduce new products impacts our revenue and results of operations. We make ongoing changes to our products intended to enhance the customer experience.  To accommodate various customer lifestyles, we offer both a 2‑Serving Plan and a 4-Serving Plan for our meals, each with flexibility in recipe selection.  We are focused on offering a variety of choices every week, including a range of recipes designed for a healthy lifestyle so that customers can make selections based on their individual household needs and preferences. We are also focused on brand extensions that are complementary to our meal experience, such as Blue Apron Wine and Blue Apron Market.  We believe that by introducing new products and by increasing the choices available, we will better attract, engage and retain customers.  Our customers’ choices from among our product offerings will impact our revenue and results of operations, and as we introduce additional products and increase flexibility in our existing products, our customers’ behavior and engagement with us may change.

Operational Execution

Our ability to effectively coordinate supply and demand and execute across our end‑to‑end value chain impacts our customer experience and our operating results.  We begin by working with our suppliers, often months in advance of creating our menus.  We then continue to forecast demand as well as monitor and evaluate our expected supply of ingredients, retaining flexibility to finalize recipes in the weeks leading up to fulfillment. As of January 31, 2020, we operated three technology‑enabled, refrigerated fulfillment centers that collectively employed approximately 1,095 employees.  Each fulfillment center includes an operation that portions ingredients into exact quantities for each week’s recipes using a combination of automated methods, manual labor, and warehousing, packaging and shipping operations.  We utilize a company‑managed, third party delivery network that optimizes outbound logistics, including packing materials and the choice of carrier, on a zip code by zip code basis to ensure cost‑effective, timely and safe delivery of our orders. In February 2020, we announced the planned closure of our Arlington, Texas fulfillment center and the consolidation of production volume from our Arlington, Texas fulfillment center into our Linden, New Jersey and Richmond, California fulfillment centers. Through this action, we believe we can more efficiently continue to service our national footprint while also enabling us to redirect financial resources into other parts of the business, including growth initiatives. See Note 18 to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Capital Investment to Support our Strategic Initiatives

Our strategic investments in our fulfillment center operations will continue to significantly impact our ability to successfully execute on our strategy, introduce new products, increase variety to customers, and create efficiencies in our cost structure.  We made significant investments to scale our operations and support the expansion of our business, including the build-out of our fulfillment center in Linden, New Jersey which we completed in 2017, which have contributed to meaningful efficiencies in our fulfillment operations.  In the future, we plan to further invest in capital expenditures primarily related to implementing our growth strategy and to further optimize and drive efficiency in our operations. However, in order to maintain compliance with the financial covenants under our revolving credit facility, we may be required to reduce capital expenditures, which would negatively impact revenue, our growth strategy, and our business.  See “Liquidity and Capital Resources” below for further discussion.

Seasonality

We experience seasonality in our business that impacts the level at which customers engage with our products and brand and our quarterly results of operations.  We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement.  Our marketing strategies, which may be informed by these seasonal trends, will also impact our quarterly results of operations.

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our 2‑Serving and 4-Serving Plans.  We also generate net revenue through sales of Blue Apron Wine, which we began offering in September 2015, and through sales on Blue Apron Market, which we launched in November 2014. For each of the years ending December 31, 2019, 2018 and 2017, we derived substantially all of our net revenue from sales of our meals through our direct-to-consumer platform.  We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue.  Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion.  Credits only remain available for customers who maintain a valid account with us.  Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter.  For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. For example, our deliberate reduction in marketing expenses to focus on the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention has negatively impacted our net revenue. We also anticipate that our net revenue will be impacted by the timing and success of our ongoing product and channel expansion.

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

Marketing

Our marketing expenses consist primarily of costs incurred to acquire new customers, retain existing customers and build our brand awareness through various online and offline paid channels, including digital and social media, television, direct mail, radio and podcasts, email, brand activations, and certain variable and fixed payments to strategic brand partnerships. Also included in marketing expenses are the costs of orders through our customer referral program, in which certain existing customers may invite others to receive a complimentary meal delivery, as well as costs paid to third parties to market our products. The cost of the customer referral program is based on our costs incurred for fulfilling a complimentary meal delivery, including product and fulfillment costs.

We expect marketing expenses to continue to comprise a significant portion of our operating expenses in support of our growth strategy while also continuing to focus on efficiency and our customer acquisition strategy to target consumers that we believe will exhibit high affinity and retention through marketing channels we believe to be the most efficient. We anticipate that our marketing strategies, including the timing and extent of our marketing investments, will be informed by our strategic priorities including our ability to implement our growth strategy, the sufficiency of our cash resources, the seasonal trends in our business, and the competitive landscape of our market, and will fluctuate from quarter‑to‑quarter and have a significant impact on our quarterly results of operations.

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities costs such as occupancy and rent costs for our corporate offices and fulfillment centers; and payment processing fees, professional fees, and other general corporate and administrative costs. Over time, we expect such expenses to decrease as a percentage of net revenue as we realize the savings from the planned closure of our Arlington facility and we continue to focus on cost optimization.

Depreciation and Amortization

Depreciation and amortization consists of depreciation expense for our property and equipment and amortization expense for capitalized software development costs.

Other Operating Expense

Other operating expense consists of a charge for an estimated legal settlement in 2019, impairment losses on long-lived assets in 2019 and 2017, and restructuring costs related to the Arlington facility restructuring announced in January 2019 and workforce reductions in November 2018 and October 2017.

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

Benefit (Provision) for Income Taxes

On December 22, 2017, the U.S. Tax Act was enacted into law. The U.S. Tax Act contains several key provisions including the reduction of the corporate income tax rate to 21% as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets, and reductions in the amount of executive pay that could qualify as a tax deduction. We reasonably estimated the effects of the U.S. Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. In 2018, we completed our determination of the accounting implications of the U.S. Tax Act and recorded no adjustments to the provisional amounts.

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one‑time items, and the impact of valuation allowances.  For each of the years ending December 31, 2019, 2018 and 2017, our benefit (provision) for income taxes was $(0.0) million, $(0.1) million, and $(0.0) million, respectively, resulting in an effective tax rate of (0.07)%, (0.07)% and (0.01)%, respectively.  We continue to maintain a valuation allowance for federal and certain state tax jurisdictions.  Our tax provision results from state taxes in certain jurisdictions in which we do not have net operating losses.

As of December 31, 2019, we had U.S. federal net operating loss carryforwards of $364.0 million and state net operating loss carryforwards of $136.1 million.  The federal net operating loss carryforwards generated through the year ended December 31, 2017 may be subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized. The use of the federal net operating loss carryforwards generated during the years ended December 31, 2019 and 2018 are limited to 80% of our taxable income in any future taxable year, although such losses may be carried forward indefinitely.  The state net operating loss carryforwards may be subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized.

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net revenue	$454,868	$667,600	$881,191
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	279,135	433,496	627,964
Marketing	48,133	117,455	154,529
Product, technology, general and administrative	144,925	194,340	247,907
Depreciation and amortization	31,200	34,517	26,838
Other operating expense	3,571	2,170	12,713
Total operating expenses	506,964	781,978	1,069,951
Income (loss) from operations	(52,096)	(114,378)	(188,760)
Interest income (expense), net	(8,943)	(7,683)	(6,384)
Other income (expense), net	—	—	(14,984)
Income (loss) before income taxes	(61,039)	(122,061)	(210,128)
Benefit (provision) for income taxes	(42)	(88)	(15)
Net income (loss)	$(61,081)	$(122,149)	$(210,143)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated.

	Year Ended December 31,
	2019	2018	2017
	(as a percentage of net revenue)
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	61.4%	64.9%	71.3%
Marketing	10.6%	17.6%	17.5%
Product, technology, general and administrative	31.9%	29.1%	28.1%
Depreciation and amortization	6.9%	5.2%	3.0%
Other operating expense	0.8%	0.3%	1.4%
Total operating expenses	111.5%	117.1%	121.4%
Income (loss) from operations	(11.5)%	(17.1)%	(21.4)%
Interest income (expense), net	(2.0)%	(1.2)%	(0.7)%
Other income (expense), net	—%	—%	(1.7)%
Income (loss) before income taxes	(13.4)%	(18.3)%	(23.8)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(13.4)%	(18.3)%	(23.8)%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Revenue

	Year Ended
	December 31,
	2019	2018	% Change
	(In thousands)
Net revenue	$454,868	$667,600	(32)%

Net revenue decreased by $212.7 million, or 32%, to $454.9 million for 2019 from $667.6 million for 2018. The decrease in net revenue was primarily due to a decrease in Customers during the year ended December 31, 2019 as we deliberately reduced marketing spend while we continue to strategically invest in the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Year Ended
	December 31,
	2019	2018	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$279,135	$433,496	(36)%
% of net revenue	61.4%	64.9%

Cost of goods sold, excluding depreciation and amortization, decreased by $154.4 million, or 36%, to $279.1 million for 2019 from $433.5 million for 2018.  This decrease was primarily driven by a decrease in Orders and improvements in operational efficiencies.  As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 61.4% for 2019 from 64.9% in 2018.  The decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue was primarily due to:

•	a decrease of 280 basis points in food and product packaging costs driven by enhanced planning and procurement strategies, as well as improvements in our fulfillment center operations;
•	a decrease of 140 basis points in labor largely due to process improvements in our fulfillment center operations; partially offset by
•	an increase of 70 basis points in shipping and fulfillment packaging costs largely due to rate increases from shipping carriers.

Marketing

	Year Ended
	December 31,
	2019	2018	% Change
	(In thousands)
Marketing	$48,133	$117,455	(59)%
% of net revenue	10.6%	17.6%

Marketing expenses decreased by $69.3 million, or 59%, to $48.1 million for 2019 from $117.5 million for 2018.  The decrease was seen across various offline and online paid channels as well as in our customer referral program. As a percentage of net revenue, marketing expenses decreased to 10.6% for 2019 from 17.6% for 2018. This decrease as a percentage of net revenue included a decrease of 430 basis points in offline paid channels, a decrease of 180 basis points in online paid channels and a decrease of 90 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders. The deliberate reduction in marketing expenses was consistent with our strategy to invest in the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention.

Product, Technology, General and Administrative

	Year Ended
	December 31,
	2019	2018	% Change
	(In thousands)
Product, technology, general and administrative	$144,925	$194,340	(25)%
% of net revenue	31.9%	29.1%

Product, technology, general and administrative expenses decreased by $49.4 million, or 25%, to $144.9 million for 2019 from $194.3 million for 2018.  This decrease was primarily due to increased focus on expense management, including:

•	a decrease of $27.6 million in personnel costs primarily driven by lower headcount in corporate and other managerial positions reflecting in part the workforce reduction implemented in November 2018;
•	a decrease of $13.3 million in corporate overhead and administrative costs, which includes a decrease of $4.3 million in payment processing fees driven by lower net revenue; and
•	a decrease of $8.1 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent.

As a percentage of net revenue, product, technology, general and administrative expenses increased to 31.9% for 2019 from 29.1% for 2018 primarily driven by investments to support our business and execute on key business initiatives.

In February 2020, we announced the planned closure of our Arlington, Texas fulfillment center and the consolidation of production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey and Richmond, California fulfillment centers. As a result, we expect to incur approximately $1.5 million in cash restructuring costs, including approximately $0.8 million of employee-related costs, primarily severance payments, and approximately $0.7 million of other exit costs. In addition, we expect to incur non-cash asset-related charges in the range of $5.0 million to $8.0 million. The majority of the charges will be incurred in the first half of 2020. We expect annual savings of approximately $8.0 million beginning in the second quarter of 2020.

Depreciation and Amortization

	Year Ended
	December 31,
	2019	2018	% Change
	(In thousands)
Depreciation and amortization	$31,200	$34,517	(10)%
% of net revenue	6.9%	5.2%

Depreciation and amortization decreased by $3.3 million, or 10%, to $31.2 million for 2019 from $34.5 million for 2018.  This decrease was primarily driven by lower investments as well as impairment charges and write-offs on long-lived assets. As a percentage of net revenue, depreciation and amortization increased to 6.9% in 2019 from 5.2% in 2018.

Other Operating Expense

Other operating expense for 2019 and 2018 was $3.6 million and $2.2 million, respectively.    Other operating expense for 2019 includes a $2.1 million charge related to an estimated legal settlement, $1.3 million of non-cash impairment charges on long-lived assets primarily related to the reprioritization of initiatives to support our growth strategy, and $0.2 million of employee-related expenses consisting of severance payments relating to the Arlington facility downsizing announced in January 2019. Other operating expense for 2018 includes restructuring costs of $2.2 million associated with the workforce reduction in November 2018 to support our strategic priorities.

Income (Loss) from Operations

	Year Ended
	December 31,
	2019	2018	% Change
	(In thousands)
Income (loss) from operations	$(52,096)	$(114,378)	(54)%
% of net revenue	(11.5)%	(17.1)%

Income (loss) from operations for 2019 and 2018 was $(52.1) million and $(114.4) million, respectively.  This change was due to a decrease in operating expenses of $275.0 million, partially offset by the decrease in net revenue of $212.7 million.  As a percentage of net revenue, income (loss) from operations was (11.5)% and (17.1)% for 2019 and 2018, respectively. This improvement was primarily driven by decreases as a percentage of net revenue in marketing expense and cost of goods sold, excluding depreciation and amortization, partially offset by an increase in product, technology, general and administrative expense, depreciation and amortization, and other operating expense as a percentage of net revenue.

Interest Income (Expense), Net

Interest income (expense), net for 2019 and 2018 was $(8.9) million and $(7.7) million, respectively. This increase in interest income (expense), net was primarily due to a decrease in interest income on cash and cash equivalents of $1.2 million.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in 2019 and 2018 reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Revenue

	Year Ended
	December 31,
	2018	2017	% Change
	(In thousands)
Net revenue	$667,600	$881,191	(24)%

Net revenue decreased by $213.6 million, or 24%, to $667.6 million for 2018 from $881.2 million for 2017. The decrease in net revenue was primarily due to a decrease in Customers during the year ended December 31, 2018 as we remained deliberate in our marketing investments while we implemented our multi-product, multi-channel strategy. Net revenue was also impacted, in part, by our decision in the second half of 2017 to deliberately prioritize operational stability and effectiveness.

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

As a percentage of net revenue, product, technology, general and administrative expenses increased to 29.1% for 2018 from 28.1% for 2017 primarily driven by investments to support our business and execute on key business initiatives, such as our ongoing product and distribution channel expansion.

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

Non-GAAP Financial Measures

To provide additional information regarding our financial results, we monitor and have presented within this Annual Report on Form 10-K adjusted EBITDA and free cash flow, which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by U.S. generally accepted accounting principles, or GAAP, and are not necessarily comparable to similarly-titled measures presented by other companies.

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
•

adjusted EBITDA excludes other operating expense, as other operating expense represents a charge for an estimated legal settlement, non-cash impairment charges on long-lived assets, and restructuring costs;

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

We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment. We have presented free cash flow in this Annual Report on Form 10-K because it is used by our management and board of directors as an indicator of the amount of cash we generate or use and to evaluate our ability to satisfy current and future obligations and to fund future business opportunities. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our ability to satisfy our financial obligations and pursue business opportunities, and allowing for greater transparency with respect to a key financial metric used by our management in their financial and operational decision-making.

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

Because of these limitations, we consider, and you should consider, adjusted EBITDA and free cash flow together with other financial information presented in accordance with GAAP. The following table presents a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(61,081)	$(122,149)	$(210,143)	$(54,886)	$(46,965)
Share-based compensation	8,970	16,320	11,270	2,965	1,105
Depreciation and amortization	31,200	34,517	26,838	8,217	2,917
Other operating expense	3,571	2,170	12,713	—	—
Interest (income) expense, net	8,943	7,683	6,384	(25)	6
Other (income) expense, net	—	—	14,984	—	—
Provision (benefit) for income taxes	42	88	15	108	61
Adjusted EBITDA	$(8,355)	$(61,371)	$(137,939)	$(43,621)	$(42,876)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(16,466)	$(76,900)	$(152,442)
Purchases of property and equipment	(5,220)	(15,022)	(124,242)
Free cash flow	$(21,686)	$(91,922)	$(276,684)

Quarterly Results of Operations and Other Financial and Operations Data

The following tables set forth selected unaudited quarterly consolidated statements of operations data and other financial and operating data for each of the eight quarters beginning with the three months ended March 31, 2018, as well as, where applicable, the percentage of net revenue for each line item shown. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and in the opinion of our management, reflects all normal recurring adjustments necessary for the fair statement of our consolidated results of operations for these periods. This data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

These quarterly results of operations are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(In thousands)
Consolidated Statements of Operations Data:
Net revenue	$141,890	$119,166	$99,490	$94,322	$196,690	$179,556	$150,621	$140,733
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	82,704	71,473	67,393	57,565	129,332	116,156	102,406	85,602
Marketing	14,234	9,713	12,127	12,059	39,329	34,581	23,251	20,294
Product, technology, general and administrative	39,148	35,118	35,333	35,326	49,488	51,100	48,345	45,407
Depreciation and amortization	8,604	8,372	7,303	6,921	8,404	8,685	8,599	8,829
Other operating expense	230	—	1,261	2,080	—	—	—	2,170
Total operating expenses:	144,920	124,676	123,417	113,951	226,553	210,522	182,601	162,302
Income (loss) from operations	(3,030)	(5,510)	(23,927)	(19,629)	(29,863)	(30,966)	(31,980)	(21,569)
Interest income (expense), net	(2,232)	(2,226)	(2,260)	(2,225)	(1,777)	(1,848)	(1,943)	(2,115)
Income (loss) before income taxes	(5,262)	(7,736)	(26,187)	(21,854)	(31,640)	(32,814)	(33,923)	(23,684)
Benefit (provision) for income taxes	(13)	(12)	(9)	(8)	(25)	(22)	(19)	(22)
Net income (loss)	$(5,275)	$(7,748)	$(26,196)	$(21,862)	$(31,665)	$(32,836)	$(33,942)	$(23,706)
Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	$(0.41)	$(0.59)	$(1.99)	$(1.66)	$(2.48)	$(2.56)	$(2.64)	$(1.83)
Diluted	$(0.41)	$(0.59)	$(1.99)	$(1.66)	$(2.48)	$(2.56)	$(2.64)	$(1.83)
	(As a percentage of net revenue)
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	58.3%	60.0%	67.7%	61.0%	65.8%	64.7%	68.0%	60.8%
Marketing	10.0%	8.2%	12.2%	12.8%	20.0%	19.3%	15.4%	14.4%
Product, technology, general and administrative	27.6%	29.5%	35.5%	37.5%	25.2%	28.5%	32.1%	32.3%
Depreciation and amortization	6.1%	7.0%	7.3%	7.3%	4.3%	4.8%	5.7%	6.3%
Other operating expense	0.2%	—%	1.3%	2.2%	—%	—%	—%	1.5%
Total operating expenses:	102.1%	104.6%	124.0%	120.8%	115.2%	117.2%	121.2%	115.3%
Income (loss) from operations	(2.1)%	(4.6)%	(24.0)%	(20.8)%	(15.2)%	(17.2)%	(21.2)%	(15.3)%
Interest income (expense) and other income (expense), net	(1.6)%	(1.9)%	(2.3)%	(2.4)%	(0.9)%	(1.0)%	(1.3)%	(1.5)%
Income (loss) before income taxes	(3.7)%	(6.5)%	(26.3)%	(23.2)%	(16.1)%	(18.3)%	(22.5)%	(16.8)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%	(0.0)%	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(3.7)%	(6.5)%	(26.3)%	(23.2)%	(16.1)%	(18.3)%	(22.5)%	(16.8)%
Other Financial and Operations Data:
Orders (in thousands)	2,482	2,048	1,726	1,622	3,474	3,122	2,647	2,418
Customers (in thousands)	550	449	386	351	786	717	646	557
Average Order Value	$57.15	$58.16	$57.60	$58.14	$56.58	$57.34	$56.79	$58.12
Orders per Customer	4.5	4.6	4.5	4.6	4.4	4.4	4.1	4.3
Average Revenue per Customer	$258	$265	$258	$269	$250	$250	$233	$252
Adjusted EBITDA (in thousands) (1)	$8,639	$4,484	$(13,151)	$(8,327)	$(17,244)	$(17,510)	$(18,812)	$(7,805)
Free cash flow (in thousands) (2)	$3,404	$(4,011)	$(8,866)	$(12,213)	$(25,816)	$(22,996)	$(18,091)	$(25,019)

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

(2)

Free cash flow is a non-GAAP financial measure that is calculated as net cash from (used in) operating activities less purchases of property and equipment. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures. The following table presents a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(5,275)	$(7,748)	$(26,196)	$(21,862)	$(31,665)	$(32,836)	$(33,942)	$(23,706)
Share-based compensation	2,835	1,622	2,212	2,301	4,215	4,771	4,569	2,765
Depreciation and amortization	8,604	8,372	7,303	6,921	8,404	8,685	8,599	8,829
Other operating expense	230	—	1,261	2,080	—	—	—	2,170
Interest (income) expense, net	2,232	2,226	2,260	2,225	1,777	1,848	1,943	2,115
Provision (benefit) for income taxes	13	12	9	8	25	22	19	22
Adjusted EBITDA	$8,639	$4,484	$(13,151)	$(8,327)	$(17,244)	$(17,510)	$(18,812)	$(7,805)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$5,138	$(2,921)	$(7,790)	$(10,893)	$(20,739)	$(18,421)	$(14,840)	$(22,900)
Purchases of property and equipment	(1,734)	(1,090)	(1,076)	(1,320)	(5,077)	(4,575)	(3,251)	(2,119)
Free cash flow	$3,404	$(4,011)	$(8,866)	$(12,213)	$(25,816)	$(22,996)	$(18,091)	$(25,019)

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

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers.  Prior to 2017, we financed our operations through private sales of equity securities and payments received from customers.  We raised a total of $194.9 million from the sale of convertible preferred stock, net of costs associated with such financings. In 2016, we entered into a revolving credit facility, which we amended and refinanced, most recently, in October 2019. In 2017, we issued and sold $64.6 million in aggregate principal amount of convertible notes. In 2017, we also closed our IPO of 2,000,000 shares of Class A common stock, generating proceeds of $278.0 million, net of the underwriting discount and other offering expenses. The proceeds from the IPO are being used for working capital, capital expenditures and general corporate purposes. Upon the completion of the IPO, all outstanding convertible preferred stock and the outstanding aggregate principal amount of, and all accrued and unpaid interest on, our outstanding convertible notes each automatically converted into shares of our Class B common stock. Subsequent to the closing of the IPO, there were no convertible notes outstanding.

Total debt, net of debt issuance costs, was $53.5 million as of December 31, 2019 and $82.6 million as of December 31, 2018, which includes a fully-drawn revolving credit facility, entered into in August 2016 under a revolving credit and guaranty agreement (the “revolving credit facility”) that was subsequently amended, most recently, in October 2019. As of December 31, 2019, we had $54.7 million in outstanding borrowings and $0.3 million in issued letters of credit under the revolving credit facility. The remaining borrowing capacity on the revolving credit facility is $0.0 million. The revolving credit facility contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. Financial covenants include a requirement for us to maintain a minimum aggregate liquidity balance of $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end, and in the event we have positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement. Non-compliance with the covenants would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. As of December 31, 2019, and

December 31, 2018, we were in compliance with all of the covenants under the revolving credit facility. See “Revolving Credit Facility” below for further discussion on the revolving credit facility.

Cash and cash equivalents consist of cash on hand, money market accounts, and amounts held by third party financial institutions for credit and debit card transactions, which generally settle within three business days.  Because we generally charge credit cards in advance of shipment and, historically, customers have most frequently requested delivery of their meals earlier in the week, amounts due for credit and debit card transactions as of the end of a financial reporting period may fluctuate significantly based upon the day of the week on which that period ends. Total cash and cash equivalents was $43.5 million as of December 31, 2019 and $95.6 million as of December 31, 2018.

Total restricted cash was $2.9 million as of December 31, 2019 and $1.7 million as of December 31, 2018.  Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases.  As of December 31, 2019 and December 31, 2018, $2.9 million and $1.7 million, respectively, of our restricted cash is classified as a long-term asset.

We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities.  Our working capital was $(26.2) million as of December 31, 2019 and $(21.2) million as of December 31, 2018.

We have experienced significant net losses including $61.1 million, $122.1 million and $210.1 million and negative operating cash flows of $16.5 million, $76.9 million, and $152.4 million, for the years ended December 31, 2019, 2018, and 2017, respectively. We have also made significant investments in capital expenditures to support our business including $5.2 million, $15.0 million, and $124.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.  While trends in net loss and operating cash flow have improved, and we have reduced spending on capital expenditures, we have continued to experience reductions in our Cash and cash equivalents, including a reduction to $43.5 million at December 31, 2019 from $95.6 million at December 31, 2018, which also reflects a paydown of debt of $28.9 million in connection with the October 2019 amendment of the revolving credit facility. In addition, we have continued to see significant negative trends in our Net revenue including year-over-year declines of 32% and 24% for the years ended December 31, 2019 and 2018, respectively.

We are currently pursuing a strategy to drive customer and revenue growth, and our Board of Directors is evaluating a range of strategic alternatives to maximize shareholder value, which together with cost optimization initiatives, is being undertaken to provide additional liquidity to support the execution of our growth strategy and continued investments in our business. Our ability, including the timing and extent, to successfully execute our growth strategy is inherently uncertain and is dependent on our ability to raise capital, and to implement the initiatives and deliver the results as forecasted, among other factors. Due to this uncertainty, if we are unable to sufficiently deliver results from our strategy and/or effectively manage expenses and cash flows, we may not be able to maintain compliance with our financial covenants in future periods resulting in an event of default under our revolving credit facility. Given our current liquidity position, upon an event of default, if we were unable to obtain a waiver or successfully renegotiate the terms of our revolving credit facility with our lenders, and the lenders enforced one or more of their rights upon default, we would be unable to meet our current obligations.

However, if we are unable to sufficiently implement our growth strategy, we believe we have plans to effectively manage expenses and cash flows in order to maintain compliance with our debt covenants. This includes significant expense reductions in areas that we have identified in product, technology, general and administrative costs, marketing expenses, and capital expenditures.  A significant portion of our costs is discretionary in nature and, if needed, we have the ability to reduce or delay spending in order to reduce expenses and cash outflows. While reductions in spending, particularly marketing and capital expenditures, will negatively impact our net revenue and our ability to execute our growth strategy, we plan to execute such reductions to the extent needed in order to comply with our debt covenants and to achieve savings to reinvest in the business.

For example, in February 2020, we announced the planned closure of our Arlington, Texas fulfillment center and the consolidation of production volume from the Arlington, Texas fulfillment center into our Linden, New Jersey and Richmond, California fulfillment centers, which is expected to generate annual savings beginning in the second quarter of 2020 of approximately $8.0 million.

We have also previously demonstrated an ability to implement various cost reduction initiatives. For example, in January 2019, we implemented a downsizing and transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center to further optimize fulfillment center efficiencies. In November 2018 and October 2017, we implemented workforce reductions to generate savings in Product, technology, general and administrative expenses, and Cost of goods sold, excluding depreciation and amortization. As a result of these actions, along with other cost optimization initiatives, we have reduced our Product, technology, general and administrative expenses by approximately 25% or $49.4 million and 22% or $53.6 million, respectively, for the years ended December 31, 2019 and 2018.  In addition, we reduced our year-over-year Marketing expenses by $69.3 million and $37.1 million, respectively, in the years ended December 31, 2019 and 2018. While year-over-year Marketing expenses decreased by 59% and 24%, respectively, in the years ended December 31, 2019 and 2018, year-over-year Net revenue decreased by 32% and 24%, respectively, in the same periods. We also reduced our year-over-year spending on capital expenditures in the years ended December 31, 2019 and 2018 by 65% or $9.8 million and 88% or $109.2 million, respectively.

Based on the current facts and circumstances, our financial planning process, and our historical ability to implement cost reductions, we believe we can effectively manage expenses and cash flows in order to maintain compliance with the financial covenants under our revolving credit facility for at least the next 12 months.  As a result, we believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.  Our future capital requirements and the availability and accessibility to additional funds will depend on many factors, including our ability to remain compliant with the covenants of our revolving credit facility and those described in the section titled “Risk Factors” under Part I, Item 1A.The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net cash from (used in) operating activities	$(16,466)	$(76,900)	$(152,442)
Net cash from (used in) investing activities	(4,481)	(14,289)	(125,282)
Net cash from (used in) financing activities	(29,917)	(42,389)	423,175
Net increase (decrease) in cash, cash equivalents, and restricted cash	(50,864)	(133,578)	145,451
Cash, cash equivalents, and restricted cash–beginning of period	97,307	230,885	85,434
Cash, cash equivalents, and restricted cash–end of period	$46,443	$97,307	$230,885

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income adjusted for certain non‑cash items and changes in operating assets and liabilities.

In 2019, net cash from (used in) operating activities was $(16.5) million and consisted of net income (loss) of $(61.1) million, non‑cash items of $42.2 million and a net change in operating assets and liabilities of $2.5 million. Changes in operating assets and liabilities were primarily driven by decreases in inventory, prepaid expenses and other current assets, and receivables of $11.9 million and an increase in accounts payable of $1.7 million, partially offset by decreases in accrued expenses and other current liabilities, deferred revenue, and other noncurrent assets and liabilities of $11.2 million.

In 2018, net cash from (used in) operating activities was $(76.9) million and consisted of net income (loss) of $(122.1) million, non‑cash items of $52.8 million and a net change in operating assets and liabilities of $(7.6) million. Changes in operating assets and liabilities were primarily driven by decreases in receivables and inventory of $11.1 million and an increase in other noncurrent assets and liabilities of $5.9 million, offset by decreases in accounts payable and deferred revenue of $21.9 million and increases in prepaid expenses and other current assets of $2.7 million.

In 2017, net cash from (used in) operating activities was $(152.4) million and consisted of net income (loss) of $(210.1) million, non‑cash items of $67.1 million and a net change in operating assets and liabilities of $(9.4) million. Changes in operating assets and liabilities were primarily driven by decreases in accounts payable and accrued expenses and other current liabilities of $12.7 million, partially offset by an increase in deferred revenue of $3.4 million.

Net Cash from (used in) Investing Activities

Net cash from (used in) investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.

In 2019, net cash from (used in) investing activities was $(4.5) million and consisted primarily of $(5.2) million for purchases of property and equipment, of which approximately $(2.6) million relates to capitalized software costs, partially offset by $0.7 million of proceeds from the sale of fixed assets. Cash paid for capital expenditures in 2019 was primarily driven by acquisition of fixed assets and development of software to support business initiatives and ongoing product expansion. In the future we expect to incur capital expenditures primarily related to implementing our growth strategy and to further optimize and drive efficiency in our operations and capitalized software costs. As of December 31, 2019, our projected capital expenditures are expected to amount to approximately $8.0 million to $12.0 million in the aggregate for 2020. The timing and amount of our projected expenditures is dependent upon a number of factors, including our ability to successfully execute our growth strategy, and may vary significantly from our estimates.

In 2018, net cash from (used in) investing activities was $(14.3) million and consisted primarily of $(15.0) million for purchases of property and equipment, including capitalized software costs, and a $(0.3) million payment for an acquisition holdback, partially offset by $1.0 million of proceeds from the sale of fixed assets. Cash paid for capital expenditures in 2018 was driven by the continued investments in automation equipment at our fulfillment centers, the acquisition of fixed assets to support business initiatives and ongoing product expansion and software capitalization.

In 2017, net cash from (used in) investing activities was $(125.3) million and consisted primarily of $(124.2) million for purchases of property and equipment, including capitalized software costs, and $(1.2) million of cash paid for an acquisition.  Cash paid for capital expenditures in 2017 was driven by the continued construction and investments in automation equipment at our fulfillment centers and the acquisition of fixed assets to support business initiatives and ongoing product expansion.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from our initial public offering, issuance of convertible preferred stock, and our net borrowings under our revolving credit facility.

In 2019, net cash from (used in) financing activities was $(29.9) million and consisted primarily of a $(28.9) million repayment of debt under our revolving credit facility, $(0.8) million in payments of debt issuance costs, and $(0.3) million in principal payments on capital lease obligations, slightly offset by proceeds from the exercise of stock options.

In 2018, net cash from (used in) financing activities was $(42.4) million and consisted primarily of a $(41.4) million repayment of debt under our revolving credit facility, $(0.9) million in payments of debt issuance costs, and $(0.3) million in principal payments on capital lease obligations, slightly offset by proceeds from the exercise of stock options and vesting of restricted stock units.

In 2017, net cash from (used in) financing activities was $423.2 million and consisted primarily of $278.0 million in proceeds from our initial public offering, net of the underwriting discount and other offering expenses, $80.0 in borrowings under our revolving credit facility net of issuance costs, and $64.4 million in proceeds from convertible notes, net of issuance costs.  The proceeds from borrowing under the revolving credit facility have primarily been used to finance our capital expenditures. See Item 5 of this Annual Report on Form 10-K for discussion of use of proceeds from our initial public offering.

Free Cash Flow

We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment. Our free cash flow was $(21.7) million, $(91.9) million, and $(276.7) million for the years ended December 31, 2019, 2018, and 2017, respectively. In 2019, free cash flow consisted of $(16.5) million of net cash from (used in) operating activities and $(5.2) million for purchases of property and equipment, of which approximately $(2.6) million relates to capitalized software costs. In 2018, free cash flow consisted of $(76.9) million of net cash from (used in) operating activities and $(15.0) million for purchases of property and equipment, including capitalized software costs. In 2017, free cash flow consisted of $(152.4) million of net cash from (used in) operating activities and $(124.2) million for purchases of property and equipment, including capitalized software costs.  Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

Revolving Credit Facility

As discussed above, in August 2016, we entered into the revolving credit facility with a maximum amount available to borrow of $150.0 million. The borrower under the revolving credit facility is the Company’s wholly-owned subsidiary, Blue Apron, LLC. In May 2017 and June 2017, we executed amendments to the agreement that each increased the total commitments by $25.0 million, resulting in a total commitment of $200.0 million. In October 2018, we amended and refinanced the revolving credit facility (the “2018 credit facility refinancing”) to, among other things, reduce the aggregate lender commitments from $200.0 million to $85.0 million and extend the final maturity date of the revolving credit facility from August 26, 2019 to February 26, 2021. In connection with the 2018 credit facility refinancing, we repaid $41.4 million of indebtedness. In October 2019, we further amended and refinanced the revolving credit facility (the “2019 credit facility refinancing”) to, among other things, further reduce the aggregate lender commitments from $85.0 million to $55.0 million and extend the final maturity date of the revolving credit facility to August 26, 2021. In connection with the 2019 credit facility refinancing, we repaid $28.9 million of indebtedness in October 2019.

As of December 31, 2019 and December 31, 2018, we had $54.7 million and $83.6 million, respectively, in outstanding borrowings under the revolving credit facility and $0.3 million and $1.4 million, respectively, in issued letters of credit under the revolving credit facility.

Prior to the 2019 credit facility refinancing, borrowings under the revolving credit facility bore interest, at our option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one‑month interest period plus 1.00% (the “base rate”), plus in each case a margin of 3.00%, or (2) an adjusted LIBOR rate (the “eurodollar rate”) plus a margin of 4.00%. Subsequent to the 2019 credit facility refinancing, base rate loans bear interest at a rate equal to the base rate plus a margin of 3.25% and eurodollar rate loans bear interest at a rate equal to the eurodollar rate plus a margin of 4.25%. We are also obligated under the revolving credit facility to pay certain customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The obligations under the revolving credit facility are guaranteed by Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of December 31, 2018, financial covenants required us to maintain a minimum aggregate liquidity balance of $50.0 million and, in the event we had positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement. As a result of the 2019 credit facility refinancing, the minimum aggregate liquidity balance has been reduced to $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end. The 2019 credit facility refinancing also resulted in changes to the minimum quarterly consolidated adjusted EBITDA thresholds, which are required to be maintained in the event we have positive consolidated total net debt. Non-compliance with the covenants under the revolving credit facility would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. As of December 31, 2019 and December 31, 2018, we were in compliance with all of the covenants under the revolving credit facility. Our future compliance with the covenants under the revolving credit facility will be dependent on, among other factors, our ability to maintain positive consolidated total net debt or generate sufficient quarterly consolidated adjusted EBITDA. Failure to comply with any covenants under the revolving credit facility could have a material adverse effect on our business, financial condition, and results of operation. See “Liquidity and Capital Resources” above and the section titled “Risk Factors” under Part I, Item 1A.

Contractual Obligations

At December 31, 2019, our debt and certain other significant contractual financial obligations that will affect our future liquidity were as follows.

	2020	2021	2022	2023	2024	Thereafter	Total
	(In thousands)
Revolving credit facility (1)	$3,458	$56,926	$—	$—	$—	$—	$60,384
Operating lease obligations (2)	11,647	11,173	7,228	6,396	5,954	7,425	49,823
Capital lease obligations (3)	169	41	23	4	—	—	237
Build-to-suit lease obligations (4)	4,913	5,036	5,162	5,292	5,425	14,960	40,788
Total	$20,187	$73,176	$12,413	$11,692	$11,379	$22,385	$151,232

(1)

Includes estimated interest payments based on currently effective interest rates as of December 31, 2019, timing of scheduled payments, and the maturity date of our revolving credit facility. Estimated interest payments are subject to change due to the variable nature of the interest rates under our revolving credit facility as described in “Revolving Credit Facility” above.

(2)

Includes non‑cancelable operating leases for office space in New York, New York including our headquarters, and Austin, Texas and fulfillment centers in Linden, New Jersey, Richmond, California and Arlington, Texas.  We also have various non‑cancelable operating leases for certain equipment. In 2019, we entered into an agreement to sublease space at our Arlington facility. In 2018, we entered into an agreement to sublease space at our corporate office. In 2017, we entered into an agreement to sublease the remainder of our Jersey City facility. The subleases continue through the duration of the existing leases for each location and entitle us to future minimum sublease payments of approximately $9.8 million as of December 31, 2019. The sublease payments are not reflected in the above table.

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

Off‑Balance Sheet Arrangements

As of December 31, 2019, and December 31, 2018, we did not have any off‑balance sheet arrangements, except for operating leases and letters of credit entered into in the normal course of business as discussed above.

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

Revenue Recognition

We adopted Accounting Standard Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), as of January 1, 2019. We primarily generate revenue from the sale of our products to customers, including meals, wine and kitchen tools. For the years ended December 31, 2019, 2018, and 2017, we derived substantially all of our Net revenue from sales of our meals.

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

We have two types of contractual liabilities: (i) cash collections from our customers prior to delivery of products purchased, which are included in Deferred revenue on the Consolidated Balance Sheet, and are recognized as revenue upon transfer of control of our products, and (ii) unredeemed gift cards and other prepaid orders, which are included in Deferred revenue on the Consolidated Balance Sheet, and are recognized as revenue when gift cards are redeemed and the products are delivered. Certain gift cards are not expected to be redeemed, also known as breakage, and are recognized as revenue over the expected redemption period, subject to requirements to remit balances to governmental agencies.

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

For the year ended December 31, 2019, we recorded impairment charges of $1.3 million on long-lived assets primarily related to the reprioritization of initiatives to support our growth strategy. For the year ended December 31, 2018, there were no impairments of long-lived assets. For the year ended December 31, 2017, we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all our Jersey City fulfillment center operations to our fulfillment center in Linden, as well as our decision to no longer pursue the planned build-out of the Fairfield facility. In July 2017, we performed an impairment test related to our long-lived assets at the Jersey City facility. The carrying amount of the long-lived assets at the Jersey City facility was $11.5 million and the fair value was $7.1 million as of the impairment date, resulting in an impairment of $4.4 million, primarily consisting of leasehold improvements and equipment. The fair value was primarily determined based on estimated market prices. In October 2017, we performed an impairment test related to our long-lived assets at the Fairfield facility. The carrying amount of the long-lived assets at the Fairfield facility was $37.1 million and the fair value was $33.9 million as of the impairment date, resulting in an impairment of $3.2 million, primarily consisting of the building, leasehold improvements and equipment. The fair value was primarily determined based on a third party appraisal for real property using the Income Capitalization Approach. See Note 5 to the Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion.

Contingencies

We record accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a probable loss is not reasonably estimable, or we determine that a loss is reasonably possible, but not probable, we disclose the matter, and the amount or range of the possible losses, if estimable, in the notes to the Consolidated Financial Statements.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards.  We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.  We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that we are no longer an emerging growth company.  We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non‑affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10‑K) or we issue more than $1.0 billion of non‑convertible debt securities over a three‑year period.

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.            OTHER INFORMATION.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, which we refer to as our 2020 Proxy Statement, and is hereby incorporated by reference into this Annual Report on Form 10-K.

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

ITEM 11.            EXECUTIVE COMPENSATION.

The information required by this item will be included under the caption Executive Compensation in our 2020 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10‑K.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included under the caption Security Ownership of Management and Certain Beneficial Owners and Management and Related Stockholder Matters in our 2020 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10‑K.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be included under the caption Certain Relationships and Related Transactions, and Director Independence in our 2020 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10‑K.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be included under the caption Principal Accounting Fees and Services in our 2020 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10‑K.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)	Financial Statements and Financial Statement Schedule

See “Index to Consolidated Financial Statements.”

(b)	Exhibits

See “Exhibit Index.”

 ITEM 16.            Form 10-K Summary.

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Blue Apron Holdings, Inc., as amended	10-Q	001-38134	3.1	08/06/2019

3.2	Amended and Restated Bylaws of Blue Apron Holdings, Inc.	S-1/A	333-218425	3.4	06/19/2017

4.1	Specimen stock certificate evidencing shares of Class A common stock	S-1/A	333-218425	4.1	06/19/2017

4.2	Description of Registered Securities					X

10.1	Third Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2015, by and among the Registrant and the other parties thereto	S-1	333-218425	10.1	06/01/2017

10.2	Form of Indemnification Agreement with directors and executive officers	S-1/A	333-218425	10.2	06/19/2017

10.3*	2012 Equity Incentive Plan	S-1	333-218425	10.3	06/01/2017

10.4*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.4	06/01/2017

10.5*	Form of Non-Qualified Stock Option Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.5	06/01/2017

10.6*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.6	06/01/2017

10.7*	2017 Equity Incentive Plan	S-1/A	333-218425	10.7	06/19/2017

10.8*	Form of Stock Option Agreement under 2017 Equity Incentive Plan	S-1/A	333-218425	10.8	06/19/2017

10.9*	Form of Restricted Stock Unit Agreement under 2017 Equity Incentive Plan	S-1/A	333-218425	10.9	06/19/2017

10.10	Lease, dated as of July 15, 2013, as amended, by and between Dreisbach Enterprises, Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.12	06/01/2017

10.11	Sixth Amendment to Lease, dated as of July 15, 2013, by and between Dreisbach Enterprises, Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.), dated as of January 29, 2019	10-K	001-38134	10.11	02/25/2019

10.12	Standard Industrial/Commercial Single-Tenant Lease, dated as of August 1, 2014, by and between DF/Hilltop, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.16	06/01/2017

10.13	Lease, dated as of March 21, 2016 by and between Duke Linden, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.18	06/01/2017

10.14	Lease Agreement, dated as of August 23, 2016, by and between Gateway 80 Industrial, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.20	06/01/2017

10.15	Revolving Credit and Guaranty Agreement, dated as of August 26, 2016, by and among Blue Apron, LLC (formerly known as Blue Apron, Inc.), Morgan Stanley Senior Funding, Inc., and the other parties thereto, as amended by Amendment No. 1 thereto, dated as of May 3, 2017, and Amendment No. 2 thereto, dated as of May 11, 2017	S-1	333-218425	10.21	06/01/2017

10.16	Amendment No. 3 to the Revolving Credit and Guaranty Agreement, dated as of August 26, 2016, by and among Blue Apron, LLC (formerly known as Blue Apron, Inc.), Morgan Stanley Senior Funding, Inc. and the other parties thereto, dated as of June 23, 2017	S-1/A	333-218425	10.22	06/23/2017

10.17	Amendment No. 4 to the Revolving Credit and Guaranty Agreement, dated as of August 26, 2016, by and among Blue Apron, LLC (formerly known as Blue Apron, Inc.), Morgan Stanley Senior Funding, Inc. and the other parties thereto, dated as of October 9, 2018	8-K	001-38134	10.1	10/10/2018

10.18	Amendment No. 5 to the Revolving Credit and Guaranty Agreement, dated as of August 26, 2016, by and among Blue Apron, LLC (formerly known as Blue Apron, Inc.), Morgan Stanley Senior Funding, Inc. and the other parties thereto, dated as of October 25, 2019	8-K	001-38134	10.1	10/31/2019

10.19*	Blue Apron Holdings, Inc. Executive Severance Benefits Plan	10-Q	001-38134	10.1	05/03/2018

10.20*	Offer Letter for Timothy S. Bensley	10-Q	001-38134	10.1	08/02/2018

10.21*	Offer Letter for Linda F. Kozlowski	8-K	001-38134	99.2	04/02/2019

21.1	List of Subsidiaries	10-K	001-38134	21.1	02/22/2018

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Dated: February 18, 2020	/s/ Linda F. Kozlowski
Linda F. Kozlowski
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th of February 2020.

/s/ Linda F. Kozlowski	President, Chief Executive Officer, and Director
Linda F. Kozlowski	(Principal Executive Officer)
/s/ Timothy S. Bensley	Chief Financial Officer and Treasurer
Timothy S. Bensley	(Principal Financial and Accounting Officer)
/s/ Julie M.B. Bradley	Director
Julie M.B. Bradley
/s/ Tracy Britt Cool	Director
Tracy Britt Cool
/s/ Gary R. Hirshberg	Director
Gary R. Hirshberg
/s/ Elizabeth J. Huebner	Director
Elizabeth J. Huebner
/s/ Brian P. Kelley	Director
Brian P. Kelley
/s/ Matthew B. Salzberg	Director and Chairman
Matthew B. Salzberg

BLUE APRON HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Blue Apron Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Apron Holdings, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

February 18, 2020

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per‑share data)

	December 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,531	$95,615
Accounts receivable, net	248	494
Inventories, net	25,106	33,634
Prepaid expenses and other current assets	8,864	12,259
Total current assets	77,749	142,002
Restricted cash	2,912	1,692
Property and equipment, net	181,806	209,515
Other noncurrent assets	3,598	1,690
TOTAL ASSETS	$266,065	$354,899
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$23,972	$22,573
Accrued expenses and other current liabilities	30,366	32,594
Deferred revenue	6,120	12,372
Total current liabilities	60,458	67,539
Long-term debt	53,464	82,603
Facility financing obligation	71,689	71,696
Other noncurrent liabilities	12,455	13,759
TOTAL LIABILITIES	198,066	235,597
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of December 31, 2019 and December 31, 2018; 7,799,093 and 5,240,073 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively*	1	1
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of December 31, 2019 and December 31, 2018; 5,464,196 and 7,714,036 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively*	1	1
Class C common stock, par value of $0.0001 per share — 500,000,000 shares authorized as of December 31, 2019 and December 31, 2018; 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	599,976	590,538
Accumulated deficit	(531,979)	(471,238)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	67,999	119,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$266,065	$354,899

*  Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019. Refer to Note 2 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per‑share data)

	Year Ended December 31,
	2019	2018	2017
Net revenue	$454,868	$667,600	$881,191
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	279,135	433,496	627,964
Marketing	48,133	117,455	154,529
Product, technology, general and administrative	144,925	194,340	247,907
Depreciation and amortization	31,200	34,517	26,838
Other operating expense	3,571	2,170	12,713
Total operating expenses	506,964	781,978	1,069,951
Income (loss) from operations	(52,096)	(114,378)	(188,760)
Interest income (expense), net	(8,943)	(7,683)	(6,384)
Other income (expense), net	—	—	(14,984)
Income (loss) before income taxes	(61,039)	(122,061)	(210,128)
Benefit (provision) for income taxes	(42)	(88)	(15)
Net income (loss)	$(61,081)	$(122,149)	$(210,143)

Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders*:
Basic	$(4.67)	$(9.51)	$(24.62)
Diluted	$(4.67)	$(9.51)	$(24.62)
Weighted-average shares used to compute net income (loss) per share attributable to Class A, Class B, and Class C common stockholders*:
Basic	13,089,908	12,845,261	8,537,156
Diluted	13,089,908	12,845,261	8,537,156

*  Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019. Refer to Note 2 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible		Class A		Class B		Class C		Additional		Total
	Preferred Stock		Common Stock *		Common Stock *		Common Stock *		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2016	14,500,938	$194,869	—	$—	4,473,009	$0	—	$—	$5,153	$(138,554)	$(133,401)
Conversion from Class B to Class A common stock	—	—	490,157	0	(490,157)	0	—	—	—	—	—
Exchange from Class C to Class A common stock	—	—	2,846	0	—	—	(2,846)	(0)	—	—	—
Issuance of common stock upon acquisition	—	—	—	—	—	—	2,846	0	373	—	373
Issuance of common stock upon conversion of convertible notes	—	—	—	—	468,213	0	—	—	62,085	—	62,085
Issuance of common stock upon conversion of Series A, B, C, and D convertible preferred stock	(14,500,938)	(194,869)	—	—	5,679,370	1	—	—	194,869	—	194,870
Issuance of common stock upon exercise of stock options and vesting of restricted stock	—	—	17,507	0	118,047	0	—	—	1,008	—	1,008
Issuance of common stock upon initial public offering, net of offering costs	—	—	2,000,000	0	—	—	—	—	278,010	—	278,010
Issuance of convertible notes	—	—	—	—	—	—	—	—	19,568	—	19,568
Share-based compensation	—	—	—	—	—	—	—	—	11,480	—	11,480
Net income (loss)	—	—	—	—	—	—	—	—	—	(210,143)	(210,143)
Balance — December 31, 2017	—	$—	2,510,510	$0	10,248,482	$1	—	$—	$572,546	$(348,697)	$223,850
Conversion from Class B to Class A common stock	—	—	2,556,650	0	(2,556,650)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	—	—	172,227	1	22,204	0	—	—	214	—	215
Share-based compensation	—	—	—	—	—	—	—	—	17,386	—	17,386
Impact of adoption of accounting standard update	—	—	—	—	—	—	—	—	392	(392)	—
Settlement of acquisition holdback	—	—	686	0	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(122,149)	(122,149)
Balance — December 31, 2018	—	$—	5,240,073	$1	7,714,036	$1	—	$—	$590,538	$(471,238)	$119,302
Conversion from Class B to Class A common stock	—	—	2,277,388	0	(2,277,388)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	—	—	281,696	0	27,583	0	—	—	53	—	53
Share-based compensation	—	—	—	—	—	—	—	—	9,385	—	9,385
Impact of adoption of accounting standard update	—	—	—	—	—	—	—	—	—	340	340
Other	—	—	(64)	(0)	(35)	(0)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(61,081)	(61,081)
Balance — December 31, 2019	—	$—	7,799,093	$1	5,464,196	$1	—	$—	$599,976	$(531,979)	$67,999

* Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019. Refer to Note 2 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(61,081)	$(122,149)	$(210,143)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	31,200	34,517	26,838
Loss (gain) on disposal of property and equipment	273	1,624	(25)
Loss on impairment	1,261	—	9,456
Changes in reserves and allowances	(140)	(1,247)	1,870
Share-based compensation	8,970	16,320	11,270
Non-cash interest expense	601	1,595	2,719
Loss (gain) on convertible notes	—	—	14,984
Changes in operating assets and liabilities:
Accounts receivable	324	1,306	579
Inventories	8,618	9,786	451
Prepaid expenses and other current assets	3,005	(2,688)	(827)
Accounts payable	1,661	(6,605)	(4,770)
Accrued expenses and other current liabilities	(2,190)	(2)	(7,923)
Deferred revenue	(5,912)	(15,274)	3,368
Other noncurrent assets and liabilities	(3,056)	5,917	(289)
Net cash from (used in) operating activities	(16,466)	(76,900)	(152,442)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	—	(250)	(1,177)
Purchases of property and equipment	(5,220)	(15,022)	(124,242)
Proceeds from sale of property and equipment	739	983	137
Net cash from (used in) investing activities	(4,481)	(14,289)	(125,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuances	—	—	144,349
Repayments of debt	(28,900)	(41,422)	—
Payments of debt issuance costs	(812)	(908)	—
Proceeds from exercise of stock options	51	215	1,010
Principal payments on capital lease obligations	(256)	(274)	(194)
Net proceeds from public offering	—	—	283,500
Payments of public offering costs	—	—	(5,490)
Net cash from (used in) financing activities	(29,917)	(42,389)	423,175
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(50,864)	(133,578)	145,451
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	97,307	230,885	85,434
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$46,443	$97,307	$230,885
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$60	$110	$70
Cash paid for interest, net of amounts capitalized	$9,951	$8,317	$4,675
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$—	$184	$39
Non-cash additions to property and equipment	$415	$1,065	$20,458
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$320	$582	$1,950

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

When used in these notes, Blue Apron Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.”

The Company creates original recipes, which are sent along with fresh, high-quality, seasonally inspired ingredients, directly to customers for them to prepare, cook, and enjoy. The Company creates meal experiences around original recipes every week based on what’s in-season with farming partners and other suppliers. Customers can choose which recipes they would like to receive in a given week, and the Company delivers those recipes to their doorsteps along with the pre-portioned ingredients required to cook those recipes.

In addition to meals, the Company sells wine through Blue Apron Wine, a direct-to-consumer wine delivery service launched in September 2015. The Company also sells a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions through Blue Apron Market, an e-commerce market launched in November 2014.

In connection with the Corporate Reorganization as discussed in Note 10, Blue Apron Holdings, Inc. was incorporated in Delaware in December 2016, and Blue Apron, Inc., the parent company prior to the Corporate Reorganization, converted into Blue Apron, LLC and became a direct, wholly-owned subsidiary of Blue Apron Holdings, Inc. The Company’s headquarters are in New York, New York.

On July 5, 2017, the Company completed an initial public offering (“IPO”), in which the Company issued and sold 2,000,000 shares of its Class A common stock at a public offering price of $150.00 per share. The Company received approximately $278.0 million in net proceeds after deducting $16.5 million of underwriting discounts and commissions and approximately $5.5 million in offering costs. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 5,679,370 shares of Class B common stock at the applicable conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Upon the closing of the IPO, the aggregate principal amount of $64.6 million and all accrued and unpaid interest outstanding on the convertible notes discussed in Note 8 automatically converted into 468,213 shares of Class B common stock at the conversion rate then in effect. Subsequent to the closing of the IPO, there were no convertible notes outstanding. The Consolidated Financial Statements as of December 31, 2019 and 2018, including share and per share amounts, give effect to the IPO, conversion of the convertible notes, and the conversion of the convertible preferred stock, as the IPO and such conversions were completed on July 5, 2017.

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

Liquidity and Going Concern Evaluation

As of December 31, 2019, the Company had Cash and cash equivalents of $43.5 million and Long-term debt of $53.5 million, net of unamortized debt issuance costs. Long-term debt includes a fully-drawn revolving credit facility, entered into by the Company in August 2016 under a revolving credit and guaranty agreement (the “revolving credit facility”) that was subsequently amended, most recently, in October 2019. As of December 31, 2019, the Company had

$54.7 million in outstanding borrowings and $0.3 million in issued letters of credit under the revolving credit facility. The remaining borrowing capacity on the revolving credit facility is $0.0 million.

The revolving credit facility contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. Financial covenants include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end, and in the event the Company has positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement. Non-compliance with the covenants would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. As of December 31, 2019 and December 31, 2018, the Company was in compliance with all of the covenants under the revolving credit facility. See Note 8 for further discussion on the revolving credit facility.

The Company has experienced significant net losses including $61.1 million, $122.1 million, and $210.1 million and negative operating cash flows of $16.5 million, $76.9 million, and $152.4 million, for the years ended December 31, 2019, 2018, and 2017, respectively. The Company has also made significant investments in capital expenditures to support its business including $5.2 million, $15.0 million, and $124.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.  While trends in net loss and operating cash flows have improved, and the Company has reduced spending on capital expenditures, it has continued to experience reductions in its Cash and cash equivalents, including a reduction to $43.5 million at December 31, 2019 from $95.6 million at December 31, 2018, which also reflects a paydown of debt of $28.9 million in connection with the October 2019 amendment of the revolving credit facility. In addition, the Company has continued to see significant negative trends in its Net revenue including year-over-year declines of 32% and 24% for the years ended December 31, 2019 and 2018, respectively.

The Company is currently pursuing a strategy to drive customer and revenue growth, and its Board of Directors is evaluating a range of strategic alternatives to maximize shareholder value, which together with cost optimization initiatives, is being undertaken to provide additional liquidity to support the execution of its growth strategy and continued investments in its business. The Company’s ability, including the timing and extent, to successfully execute its growth strategy is inherently uncertain and is dependent on its ability to raise capital, and to implement the initiatives and deliver the results as forecasted, among other factors. Due to this uncertainty, if the Company is unable to sufficiently deliver results from its strategy and/or effectively manage expenses and cash flows, the Company may not be able to maintain compliance with its financial covenants in future periods resulting in an event of default under its revolving credit facility. Given the Company’s liquidity position, upon an event of default, if the Company were unable to obtain a waiver or successfully renegotiate the terms of its revolving credit facility with its lenders, and the lenders enforced one or more of their rights upon default, the Company would be unable to meet its current obligations.

However, if the Company is unable to sufficiently implement its growth strategy, it believes it has plans to effectively manage expenses and cash flows in order to maintain compliance with its debt covenants. This includes significant expense reductions in areas identified by the Company in product, technology, general and administrative costs, marketing expenses, and capital expenditures.  A significant portion of the Company’s costs is discretionary in nature and, if needed, the Company has the ability to reduce or delay spending in order to reduce expenses and cash outflows. While reductions in spending, particularly marketing and capital expenditures, will negatively impact net revenue and the Company’s ability to execute its growth strategy, the Company plans to execute such reductions to the extent needed to comply with debt covenants and to achieve savings to reinvest in the business.

For example, in February 2020, the Company announced the planned closure of its Arlington, Texas fulfillment center and the consolidation of production volume from its Arlington, Texas fulfillment center into its Linden, New Jersey and Richmond, California fulfillment centers, which is expected to generate annual savings beginning in the second quarter of 2020 of approximately $8.0  million.

The Company has also previously demonstrated an ability to implement various cost reduction initiatives. For example, in January 2019, the Company implemented a downsizing and transfer of a substantial portion of the production volume from its Arlington, Texas fulfillment center to its Linden, New Jersey fulfillment center to further optimize fulfillment center efficiencies. In November 2018 and October 2017, the Company implemented workforce reductions to generate savings in Product, technology, general, and administrative expenses and Cost of goods sold, excluding depreciation and amortization. As a result of these actions, along with other cost optimization initiatives, the Company’s Product, technology, general, and administrative expenses reduced by approximately 25% or $49.4 million and 22% or $53.6 million, respectively, for the years ended December 31, 2019 and 2018.  In addition, the Company reduced its year-over-year Marketing expenses by $69.3 million and $37.1 million, respectively, in the years ended December 31, 2019 and 2018. While year-over-year Marketing expenses decreased by 59% and 24%, respectively, for the years ended December 31, 2019 and 2018, year-over-year Net revenue decreased by 32% and 24%, respectively, in the same periods. The Company also reduced its year-over-year spending on capital expenditures in the years ended December 31, 2019 and 2018 by 65% or $9.8 million and 88% or $109.2 million, respectively.

Based on the current facts and circumstances, the Company’s financial planning process and its historical ability to implement cost reductions, the Company believes it is probable it can effectively manage expenses and cash flows in order to maintain compliance with the financial covenants under its revolving credit facility for at least the next 12 months.  As a result, the Company has concluded, that after consideration of management’s plans, it has sufficient liquidity to meet its obligations within one year after the issuance date of the Consolidated Financial Statements, and it does not have substantial doubt about its ability to continue as a going concern.

Reverse Stock Split

On June 13, 2019, the Board of Directors of the Company approved a Certificate of Amendment to the Company’s Certificate of Incorporation (the “Certificate of Amendment”) that provided for a 1-for-15 reverse stock split of the Company’s Class A Common Stock and Class B Common Stock (the “Reverse Stock Split”), which Reverse Stock Split became effective upon the Company’s filing of the Certificate of Amendment with the Secretary of State of the State of Delaware on June 14, 2019. At the effective time of the Reverse Stock Split, every 15 issued and outstanding shares of the Company’s Class A Common Stock and Class B Common Stock were automatically combined into one issued and outstanding share of Class A Common Stock or Class B Common Stock, respectively, without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of Class A Common Stock or Class B Common Stock as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. All common share, equity award, and per share amounts contained in this Annual Report on Form 10-K and the accompanying Consolidated Financial Statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

Use of Estimates

In preparing its Consolidated Financial Statements in accordance with GAAP, the Company is required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, and expenses, and disclosure of contingent assets and liabilities which are reported in the Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, recoverability of long‑lived assets, and the recognition and measurement of contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from the Company’s estimates and assumptions.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. Cash and cash equivalents are stated at cost plus accrued interest and consist of cash on hand, money market accounts, and amounts held by third party financial institutions for credit and debit card transactions. Cash and cash equivalents as of December 31, 2019 and 2018 was $43.5 million and $95.6 million, respectively, and consist of qualifying money market accounts and amounts due from third party institutions which generally settle within three business days, of $6.4 million and $7.8 million as of December 31, 2019 and 2018, respectively.

Accounts Receivable

Accounts receivable primarily represent amounts due from third parties that market the Company’s products and other trade receivables. Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts if applicable, are unsecured, and do not bear interest. The allowance for doubtful accounts was $0.1 million as of December 31, 2019 and 2018.

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

No individual customer accounted for 10% or more of the Company’s total Net revenue for the years ended December 31, 2019, 2018, and 2017. There are no significant concentration risks within the Company’s Accounts receivable as of December 31, 2019 and 2018.

For the years ended December 31, 2019, 2018, and 2017, an individual shipping carrier accounted for 14.9%,  11.7% and 10.2% of the Company’s total Cost of goods sold, excluding depreciation and amortization, respectively. No individual supplier accounted for 10% or more of total Accounts payable as of December 31, 2019 and 2018.

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

For the year ended December 31, 2019, the Company recorded impairment charges of $1.3 million in Other operating expense on long-lived assets primarily related to the reprioritization of initiatives to support its growth strategy. For the year ended December 31, 2018, there were no impairments of long-lived assets. For the year ended December 31, 2017, the Company recorded impairment charges of $9.5 million in Other operating expense on long-lived assets primarily related to the Jersey City and Fairfield facilities.

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

Revenue Recognition

The Company adopted ASU 2014-09 as of January 1, 2019. The Company primarily generates revenue from the sale of its products to customers, including meals, wine and kitchen tools. For the years ended December 31, 2019, 2018, and 2017, the Company derived substantially all of its Net revenue from sales of its meals.

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

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $6.1 million and $12.4 million as of December 31, 2019 and December 31, 2018, respectively. During the year ended December 31, 2019, the Company recognized $11.3 million to Net revenue from the Deferred revenue at December 31, 2018.

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

Advertising Costs

Advertising costs are charged to Marketing expense in the accompanying Consolidated Statements of Operations. Advertising costs were $41.4 million, $97.2 million, and $115.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company recognizes advertising costs the first time the advertising takes place. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were $0.0 million and $0.2 million as of December 31, 2019 and 2018, respectively, and are recorded within prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

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

Other Operating Expense

Other operating expense consists of a charge for an estimated legal settlement in 2019, impairment losses on long-lived assets in 2019 and 2017, and restructuring costs related to the Arlington facility restructuring announced in January 2019 and workforce reductions in November 2018 and October 2017.

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

Segments

Operating segments are defined as components of an entity for which discrete financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups (the “JOBS” Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”  The Company may take advantage of these exemptions until the Company is no longer an “emerging growth company.”  Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its initial public offering (the “IPO”) on July 5, 2017, or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non‑affiliates (and it has been a public company for at least 12 months, and has filed one annual report on Form 10‑K), or it issues more than $1.0 billion of non‑convertible debt securities over a three‑year period.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued its final standard on lease accounting, Accounting Standards Update No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, to add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (“EITF”) meeting. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to improve and clarify certain aspects of ASU No. 2016-02. In January 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, to improve and clarify aspects of ASU No. 2016-02. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, to defer the effective date of ASU No. 2016-02 for certain entities. For the Company, the new standard is effective for annual periods beginning January 1, 2021. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under non-cancelable operating leases on the Consolidated Balance Sheets resulting in the recording of right-of-use assets and lease obligations. The Company is currently evaluating any additional impacts this guidance will have on its Consolidated Financial Statements.

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

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For the Company, the amendments in ASU 2019-12 are effective for annual periods beginning January 1, 2022. The Company is evaluating the impact this new accounting guidance may have on its Consolidated Financial Statements.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The standard is intended to eliminate diversity in practice in the treatment of restricted cash in the statement of cash flows and requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 for the annual period beginning January 1, 2019 using a retrospective approach. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

3. Inventories, Net

Inventories, net consist of the following:

	December 31,
	2019	2018
	(In thousands)
Fulfillment	$2,741	$3,050
Product	22,365	30,584
Inventories, net	$25,106	$33,634

Product inventory primarily consists of bulk and prepped food, containers, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2019	2018
	(In thousands)
Prepaid insurance	$5,755	$6,374
Other current assets	3,109	5,885
Prepaid expenses and other current assets	$8,864	$12,259

5. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2019	2018
	(In thousands)
Computer equipment	$11,453	$10,969
Capitalized software	18,516	15,701
Fulfillment equipment	54,059	54,187
Furniture and fixtures	3,725	3,724
Leasehold improvements	41,735	41,408
Buildings(1)	148,507	148,507
Construction in process(2)	1,803	2,207
Property and equipment, gross	279,798	276,703
Less: accumulated depreciation and amortization	(97,992)	(67,188)
Property and equipment, net	$181,806	$209,515

(1)

Includes build-to-suit lease arrangements in Linden, New Jersey and Fairfield, California where the Company is considered the owner for accounting purposes, of which $62.1 million was included in Buildings as of December 31, 2019 and December 31, 2018. Costs incurred directly by the Company relating to these arrangements were $82.3 million as of December 31, 2019 and 2018.

(2)	Construction in process includes all costs capitalized related to projects that have not yet been placed in service.

Depreciation and amortization related to the Company’s Property and equipment, net for the years ended December 31, 2019, 2018, and 2017 was $31.2 million, $34.5 million, and $26.8 million, respectively.

The Company capitalized the cost of interest for construction projects related to build-to-suit lease arrangements based on the applicable capitalization rate for the project. Capitalized interest was $4.2 million as of December 31, 2019 and December 31, 2018.

As of December 31, 2019 and 2018, total equipment financed under capital leases was $1.2 million, with related accumulated depreciation of $0.9 million and $0.7 million, respectively. For the years ended December 31, 2019, 2018, and 2017 depreciation expense related to property and equipment under capital leases was $0.2 million.

For the years ended December 31, 2019, 2018, and 2017 the Company capitalized software development costs of $3.1 million, $7.1 million, and $5.8 million including share‑based compensation of $0.4 million, $1.1 million, and $0.2 million, respectively. As of December 31, 2019 and 2018, the net book value of capitalized software development costs was $4.3 million and $7.6 million, respectively. Amortization expense for capitalized software development costs recognized in Depreciation and amortization in the accompanying Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 was $5.5 million, $4.9 million and $3.1 million, respectively.

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2019	2018
	(In thousands)
Accrued compensation	$11,967	$12,909
Accrued credits and refunds reserve	1,208	1,180
Accrued marketing expenses	5,268	6,027
Accrued shipping expenses	2,034	1,910
Other current liabilities	9,889	10,568
Accrued expenses and other current liabilities	$30,366	$32,594

7. Deferred Revenue

Deferred revenue consists of the following:

	December 31,
	2019	2018
	(In thousands)
Cash received prior to fulfillment	$3,205	$7,029
Gift cards, prepaid orders, and other	2,915	5,343
Deferred revenue	$6,120	$12,372

8. Long‑term Debt

Revolving Credit Facility

In August 2016, the Company entered into a revolving credit and guaranty agreement (the “revolving credit facility”) with a maximum amount available to borrow of $150.0 million. The borrower under the revolving credit facility is the Company’s wholly-owned subsidiary, Blue Apron, LLC. In May 2017 and June 2017, the Company executed amendments to the agreement that each increased the total commitments by $25.0 million, resulting in a total commitment of $200.0 million. In October 2018, the Company amended and refinanced the revolving credit facility (the “2018 credit facility refinancing”) to, among other things, reduce the aggregate lender commitments to $85.0 million and extend the maturity date of the facility to February 2021. In connection with the 2018 credit facility refinancing, the Company repaid $41.4 million of indebtedness. In October 2019, the Company further amended and refinanced the revolving credit facility (the “2019 credit facility refinancing”) to, among other things, further reduce the aggregate lender commitments to $55.0 million and extend the maturity date of the facility to August 2021. In connection with the 2019 credit facility refinancing, the Company repaid $28.9 million of indebtedness.

As of December 31, 2019 and December 31, 2018, the Company had $54.7 million and $83.6 million, respectively, in outstanding borrowings under the revolving credit facility, and $0.3 million and $1.4 million, respectively, in issued letters of credit under the revolving credit facility. The remaining amount available to borrow as of December 31, 2019 and December 31, 2018 was $0.0 million. The Company incurred and capitalized $0.5 million in deferred financing costs in long-term debt in connection with the revolving credit facility in August 2016. In conjunction with the 2019 credit facility refinancing and 2018 credit facility refinancing, the Company incurred and capitalized $0.8 million and $0.9 million, respectively, in deferred financing costs in long-term debt, which will be amortized over the new term.  As of December 31, 2019 and December 31, 2018, the total unamortized deferred financing costs in long-term debt was $1.2 million and $1.0 million, respectively.

As of December 31, 2019 and December 31, 2018, outstanding borrowings in long-term debt consisted of the following:

		December 31,	December 31,
	Maturity Date	2019	2018
		(In thousands)
Revolving credit facility	August 2021	$54,678	$83,578
Weighted average interest rate		6.22%	6.41%

Prior to the 2019 credit facility refinancing, borrowings under the revolving credit facility bore interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one‑month interest period plus 1.00%, (the “base rate”), plus in each case a margin of 3.00% or (2) an adjusted LIBOR rate (the “eurodollar rate”) plus a margin of 4.00%. Subsequent to the 2019 credit facility refinancing, base rate loans bear interest at a rate equal to the base rate plus a margin of 3.25% and eurodollar rate loans bear interest at a rate equal to the eurodollar rate plus a margin of 4.25%. As of December 31, 2019 and 2018, the Company had $54.7 million and $83.6 million, respectively, in outstanding borrowings under the revolving credit facility utilizing the eurodollar rate and $0.0 million utilizing the base rate. The Company is also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The obligations under the revolving credit facility are guaranteed by Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of December 31, 2018, financial covenants included a requirement to maintain a minimum aggregate liquidity balance of $50.0 million and, in the event the Company had positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement. The 2019 credit facility refinancing made certain changes to affirmative and financial reporting covenants and various negative covenants restricting the activities of the Company and its subsidiaries. As of December 31, 2019, financial covenants included a requirement to maintain a minimum aggregate liquidity balance of $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end, and in the event the Company has positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain revised specified thresholds as defined in the revolving credit and guaranty agreement.

Non-compliance with the covenants under the revolving credit facility would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. As of December 31, 2019 and December 31, 2018, the Company was in compliance with all of the covenants under the revolving credit facility.

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

On July 5, 2017, upon the closing of the IPO, the outstanding principal amount and all accrued and unpaid interest on the convertible notes were automatically converted into 468,213 shares of Class B common stock. The conversion and settlement of the convertible notes, the outstanding principal, derivative, accrued interest, and discount resulted in a net loss of $(15.0) million recorded in Other income (expense), net for the year ended December 31, 2017. The fair value of the shares issued upon conversion is recorded in stockholders’ equity (deficit).

Facility Financing Obligation

As of December 31, 2019 and 2018, the Company had a facility financing obligation of $71.7 million related to leased facilities in Linden and Fairfield under the build‑to‑suit accounting guidance. See Note 9 for further discussion.

9. Commitments and Contingencies

Lease and Other Commitments

The Company leases fulfillment centers and office space under non‑cancelable operating lease arrangements that expire on various dates through 2028. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs, and insurance, and contain renewal and escalation clauses. The Company recognizes rent expense under these arrangements on a straight‑line basis over the term of the lease. As of December 31, 2019 and 2018, deferred rent amounted to $4.8 million and $6.0 million, respectively, included in Other noncurrent liabilities and $1.1 million and $0.8 million, respectively, included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

In addition, the Company leases certain equipment under capital lease arrangements that expire at various dates through 2023.

In 2019, the Company entered into an agreement to sublease a portion of its Arlington fulfillment center. The sublease continues through the duration of the Company’s existing lease and entitles the Company to future minimum sublease payments of approximately $2.7 million as of December 31, 2019.

In 2018, the Company entered into an agreement to sublease a portion of its corporate office. The sublease continues through the duration of the Company’s existing lease and entitles the Company to future minimum sublease payments of approximately $2.9 million as of December 31, 2019.

In July 2017, the Company approved a plan to transition all of its Jersey City fulfillment center operations to its fulfillment center in Linden. The Company’s Jersey City facility was occupied pursuant to a sublease expiring in 2018 and a lease expiring in 2025. In October 2017, the Company terminated its sublease expiring in 2018 with no material termination costs. Additionally, in November 2017, the Company entered into an agreement to sublease the remainder of its Jersey City facility. The sublease continues through the duration of the Company’s existing lease for the facility and entitles the Company to future minimum sublease payments of approximately $4.2 million as of December 31, 2019.

The Company has non-cancelable future minimum lease payments of approximately $3.9 million to the original lessor of the facility as of December 31, 2019.

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

As an additional step in the 2017 company-wide realignment discussed in Note 17, the Company performed a review of its real estate needs and decided to no longer pursue its planned build-out of the Fairfield facility. As a result, the Company is evaluating potential alternatives for the leased property, which the Company took possession of in December 2017 upon completion of the building structure by the landlord. The Company has future non-cancelable minimum lease payments of $33.8 million through 2028 as of December 31, 2019.

As of December 31, 2019, the aggregate future non‑cancelable minimum lease payments consist of the following:

	Capital	Build-to-Suit	Operating
Years Ended December 31:	Leases	Leases	Leases
	(In thousands)
2020	$169	$4,913	$11,647
2021	41	5,036	11,173
2022	23	5,162	7,228
2023	4	5,292	6,396
2024	—	5,425	5,954
Thereafter	—	14,960	7,425
	$237	$40,788	$49,823
Less: amount representing interest and taxes	(11)
Lease obligations net of interest and taxes	226
Less: current portion of capital lease obligations	(168)
Noncurrent portion of capital lease obligations	$58

Rent expense was $9.0 million, $10.3 million and $14.0 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is recognized in Product, technology, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

As of December 31, 2019, 2018 and 2017, the current portion of the Company’s capital lease obligations is a component of Accrued expenses and other current liabilities on the Consolidated Balance Sheets and the noncurrent portion of the Company’s capital lease obligations is a component of Other noncurrent liabilities on the Consolidated Balance Sheets.

Letters of Credit

As of December 31, 2019 and 2018, the Company had $2.2 million and $3.1 million, respectively, in letters of credit issued. The letters of credit serve as security primarily for fulfillment centers and office space leases entered into by the Company. As of December 31, 2019 and 2018, the letters of credit were collateralized by noncurrent restricted cash of $1.9 million and $1.7 million, respectively. As of December 31, 2019 and 2018 the beneficiaries of the letters of credit had not drawn upon any of the letters of credit.

Legal Proceedings

The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible, the Company discloses the matter, and, if estimable, the amount or range of the possible loss in the notes to the Consolidated Financial Statements. As of December 31, 2019, the Company recorded an accrual of $2.1 million for an estimated legal settlement for which the Company concluded the loss is probable and reasonably estimable.

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

The Company is subject to a shareholder derivative action filed in the Delaware Court of Chancery. The plaintiff seeks a declaratory judgment challenging the validity of a provision of the Company’s restated certificate of incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court. On December 19, 2018, the Court entered summary judgment in favor of the plaintiff. On July 8, 2019, the court entered an award of attorneys’ fees and expenses in favor of the plaintiff in the amount of $1.0 million against the Company. The Company believes that it has strong defenses and intends to vigorously defend against this lawsuit, and it has appealed the Court’s ruling on the underlying merits and fee award. The hearing on the Company’s appeal was held on January 8, 2020. The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law. Plaintiffs’ counsel filed a separate class action lawsuit alleging largely the same claims, but covering a longer period, which is now pending in the United States District Court for the Northern District of California. A mediation was held on November 20, 2019, at which time the cases were not resolved.  On December 16, 2019, Plaintiff filed a motion for class certification in federal court.  On December 18, 2019, the parties entered into a Memorandum of Understanding which, if finalized and approved by the court, will resolve both actions in their entirety.  The parties are working toward finalizing a settlement agreement and the court has set the deadline for Plaintiff to file a motion for preliminary approval of the settlement on March 2, 2020 and has vacated all other deadlines in the class-action case, including the due date for the Company’s opposition to the motion for class certification.  The court is scheduled to hold a hearing on the final settlement agreement on April 16, 2020.  If the parties do not finalize the settlement agreement or if the court does not approve the settlement agreement, the cases will continue.

If the settlement agreement is not finalized or approved by the court, the Company is currently unable to provide any assurances as to the ultimate outcome of these lawsuits or that adverse resolution of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On July 20, 2018, one of the Company’s suppliers, West Liberty Foods, L.L.C., (i) made an arbitration demand against the Company with JAMS, and (ii) together with certain related entities, filed a lawsuit against the Company in Iowa state court. The arbitration demand alleged breach of contract, fraud, and other common law claims in connection with, among other things, a dispute under the supply agreement between the parties related to the purchase of certain beef and poultry inventory of the supplier. The lawsuit, which was removed to the U.S. District Court for the Southern District of Iowa, alleged breach of oral contract and other common law claims in connection with a purported agreement between the Company and the supplier relating to the supplier’s acquisition of another company. On December 28, 2018, the Court denied the Company’s motion to dismiss the plaintiffs’ amended complaint. The parties settled both matters on January 31, 2020 and on February 4, 2020, both the Iowa lawsuit and the arbitration were dismissed with prejudice.

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

In May 2017, the Company issued 2,846 shares of Class A common stock in exchange for an equal number of shares of outstanding Class C common stock and agreed to hold back an additional 686 shares of Class A common stock as security for potential claims for indemnification related to its acquisition of certain assets of BN Ranch, LLC, rather than an equal number of shares of Class C common stock. The acquisition hold back was settled in Class A common stock in June 2018.

In connection with the IPO, the Company’s board of directors adopted the 2017 Equity Incentive Plan as discussed in Note 12. Additionally, in connection with the IPO, on July 5, 2017, the Company issued 2,000,000 shares of Class A common stock and all outstanding shares of convertible preferred stock converted into Class B common stock, as discussed in Note 11.

11. Convertible Preferred Stock

In connection with the IPO, on July 5, 2017, all outstanding shares of convertible preferred stock converted into Class B common stock. As of December 31, 2019 and December 31, 2018, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized for issuance, with none issued or outstanding. The following table summarizes the Company’s authorized, issued and outstanding convertible preferred stock as of December 31, 2016:

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

12. Share‑based Compensation

The Company recognized share-based compensation for share-based awards of $9.0 million, $16.3 million, and $11.3 million during the years ended December 31, 2019, 2018, and 2017, respectively. Share-based compensation was recognized in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general and administrative expenses as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$193	$1,108	$735
Product, technology, general, and administrative	8,777	15,212	10,535
Total share-based compensation	$8,970	$16,320	$11,270

Determination of Fair Value

The fair value of each stock option granted under the 2012 Equity Incentive Plan and the 2017 Equity Incentive Plan, except for a portion of the performance stock options as discussed below, was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	—	6.00	3.49	-	6.12
Risk-free interest rate	—%	2.71%	1.79	-	2.27%
Expected volatility	—%	51.34%	46.35	-	60.15%
Dividend rate	—	—			—

The Company determined the assumptions for the Black‑Scholes option‑pricing model as discussed below. Each of these inputs is subjective and generally requires significant judgment to determine. The Company did not grant any options for the year ended December 31, 2019.

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

Performance Stock Awards

In 2019, the Company granted 54,740 performance stock units of its Class A common stock to certain employees, including the Company’s executive officers. Such units were subject to vesting conditions that were tied to the achievement of certain financial targets through December 31, 2019. A portion of the financial target options would have, subject to certain conditions, accelerated in connection with a change in control event based on the time that had elapsed from the commencement of the applicable measurement period through the date of such change in control. As of December 31, 2019, the financial targets were not achieved and the awards were forfeited.

In 2018, the Company granted performance stock options to purchase 156,125 shares of its Class A common stock with a weighted-average exercise price of $44.55 to certain employees, including the Company’s executive officers. Such options are subject to vesting conditions that are tied to the achievement of certain stock price targets through June 30, 2020 and financial targets through December 31, 2019. A portion of the financial target options may, subject to certain conditions, accelerate in connection with a change in control event based on the time that has elapsed from the commencement of the applicable measurement period through the date of such change in control. The fair value of the financial target options was determined utilizing the Black-Scholes option-pricing model resulting in a total grant date fair value of $1.9 million to be recognized as expense over the derived service period of approximately two years to the extent it is probable that the performance condition will be achieved. As of December 31, 2019, the financial targets were not achieved and the options were forfeited. The fair value of the stock price target options was determined utilizing the Monte Carlo simulation valuation model resulting in a total grant date fair value of $0.5 million to be recognized as expense over the derived service period of approximately two years.

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

In August 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan for the purpose of granting incentive stock options, non-qualified stock options, restricted stock, and restricted stock units to employees, directors, and consultants. Options may be granted at a price per share not less than 100% of the fair market value at the date of grant. If, at the time the Company grants an incentive stock option, the optionee owns stock that holds more than 10% of the total combined voting power of all classes of the Company’s stock (“10% stockholder”), the exercise price must be at least 110% of the fair value of the common stock on the grant date. Options granted are exercisable over a maximum term of ten years from the date of grant, or five years from the date of grant for a 10% stockholder and generally vest over a period of four years. In August 2016, the Company’s stockholders approved an increase of 280,000 Class B common stock shares available in the Plan.

In connection with the Corporate Reorganization as discussed in Note 10, Blue Apron Holdings, Inc. assumed Blue Apron, Inc.’s Restated 2012 Equity Incentive Plan, as previously amended, and then amended and restated the plan in its entirety. Following the assumption of the 2012 Equity Incentive Plan, outstanding options to purchase Blue Apron, Inc.’s common stock were automatically converted into options to purchase an equal number of shares of Class B common stock of Blue Apron Holdings, Inc. with no change in the applicable exercise price, vesting schedule, or term. Upon completion of the Corporate Reorganization and adoption of the 2017 Equity Incentive Plan,  3,177,114 shares of

Class A and Class B common stock were reserved for issuance. Following the adoption and effectiveness of the 2017 Equity Incentive Plan, no additional awards have been granted under the 2012 Equity Incentive Plan.

As of December 31, 2019, 2018 and 2017, 1,305,944,  1,820,882 and 1,374,160 shares of Class A common stock remained available for future grants under the 2017 Equity Plan. Under the 2017 Equity incentive plan an annual increase to the number of shares of Class A common stock issuable is added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including the fiscal year ending December 31, 2027. The increase is equal to the lesser of 666,667 shares of Class A common stock, 5% of the outstanding shares of Class A common stock, Class B common stock, and Class C capital stock, and an amount determined by the Board of Directors.

Executive Severance Benefits Plan

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

Restricted Stock Units

The following table summarizes outstanding restricted stock units, which were granted under the 2017 Equity Incentive Plan:

	Number	Weighted-Average
	of	Grant Date
	Shares	Fair Value
Unvested — December 31, 2018	481,029	$64.65
Granted	1,922,939	12.55
Vested	(291,885)	39.96
Forfeited / canceled	(502,170)	37.50
Unvested — December 31, 2019	1,609,913	$15.37

For the years ended December 31, 2019, 2018, and 2017,  291,885, 173,408, and 17,551 shares of restricted stock units vested and were released to employees under the 2017 Equity Incentive Plan. These shares primarily vest over a period of four years. Compensation expense related to the restricted stock units is recognized using the grant date fair value recognized evenly over the service period.

As of December 31, 2019, 2018 and 2017, the unrecognized share‑based compensation related to unvested restricted stock units was $22.5 million, $26.2 million, and $34.3 million, respectively. As of December 31, 2019, 2018 and 2017, these costs are expected to be recognized over a weighted-average period of 3.27,  2.80, and 3.34 years.

Stock Options

The following table summarizes outstanding options, which were granted under the 2012 Equity Incentive Plan and 2017 Equity Incentive Plan:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
	Number	Average	Remaining	Value of
	of	Exercise	Contractual	Outstanding
	Options	Price	Term	Options
			(Years)	(In thousands)
Outstanding — December 31, 2018	491,569	$124.65	4.76	$331
Granted	—	-
Exercised	(27,581)	3.92
Forfeited / canceled	(249,629)	186.41
Outstanding — December 31, 2019	214,359	$68.06	2.73	$6
Exercisable — December 31, 2019	175,874	$66.37	2.67	$-

The weighted‑average grant date fair value of options granted for the years ended December 31, 2019, 2018, and 2017 was $0.00,  $14.70 and $72.60, respectively. The total intrinsic value of options exercised was $0.5 million, $0.7 million and $14.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. The total grant date fair value of options vested for the years ended December 31, 2019, 2018, and 2017 was $4.0 million, $6.4 million and $11.2 million, respectively. For the years ended December 31, 2019, 2018, and 2017 the Company received $0.1 million, $0.3 million, and $1.0 million, respectively, from the exercise of share options granted under share‑based payment arrangements. There was no tax benefit realized from stock options exercised during these periods.

As of December 31, 2019 and 2018, total unrecognized share‑based compensation related to unvested options was $1.0 million and $7.1 million, respectively. As of December 31, 2017, total unrecognized share-based compensation related to unvested options was $11.1 million, net of estimated forfeitures for the year ended December 31, 2017. As of December 31, 2019, 2018, and 2017, the weighted-average recognition period was 1.01 years, 1.48 years, and 2.75 years, respectively.

Restricted Shares

The following table summarizes outstanding restricted shares, which were granted under the 2012 Equity Incentive Plan:

Weighted-
Average
	Number	Grant
	of	Date Fair
	Shares	Value
Unvested — December 31, 2018	917	$52.05
Granted	—	—
Exercised	—	—
Forfeited / canceled	(917)	52.05
Vested	—	—
Unvested — December 31, 2019	—	$—

In November 2015, the Company issued 4,000 shares of restricted stock to a nonemployee director of the Company. These shares vest over a period of four years. Compensation expense related to the restricted shares is recognized using the grant date fair value recognized evenly over the service period.

As of December 31, 2019 and 2018 the unrecognized share‑based compensation related to unvested shares of restricted stock was $0.0 million.

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

Upon the closing of the Company’s IPO on July 5, 2017, all of the outstanding shares of convertible preferred stock automatically converted into 5,679,370 shares of Class B common stock at the applicable conversion rates then in effect.  Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. Accordingly, the two-class method is not applicable for the years ended December 31, 2019, 2018, and 2017 as the participating securities had previously converted into Class B common stock.

The rights, including the liquidation and dividend rights, of the Class A, Class B, and Class C common stock are substantially the same, other than voting rights. For the years ended December 31, 2019 and 2018, the Company did not have any outstanding shares of Class C common stock.

All common share, equity award, and per share amounts have been adjusted to reflect the Reverse Stock Split for all prior periods presented, as discussed in Note 2.

	Year Ended December 31,
	2019		2018		2017
	Class A	Class B	Class A	Class B	Class A	Class B	Class C
(In thousands, except share and per-share data)
Numerator:
Net income (loss)	$(31,930)	$(29,151)	$(40,135)	$(82,014)	$(25,675)	$(184,452)	$(16)
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(31,930)	$(29,151)	$(40,135)	$(82,014)	$(25,675)	$(184,452)	$(16)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	6,842,752	6,247,156	4,220,617	8,624,644	1,043,057	7,493,436	663
Effect of dilutive securities	—	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	6,842,752	6,247,156	4,220,617	8,624,644	1,043,057	7,493,436	663

Net income (loss) per share attributable to common stockholders—basic (1)	$(4.67)	$(4.67)	$(9.51)	$(9.51)	$(24.62)	$(24.62)	$(24.62)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(4.67)	$(4.67)	$(9.51)	$(9.51)	$(24.62)	$(24.62)	$(24.62)

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Year Ended December 31,
	2019		2018		2017
	Class A	Class B	Class A	Class B	Class A	Class B	Class C
Stock options	65,022	254,138	107,460	474,508	—	677,475	—
Restricted shares	—	450	—	1,453	—	2,453	—
Restricted stock units	1,159,923	—	714,829	—	215,681	—	—
Total anti-dilutive securities	1,224,945	254,588	822,289	475,961	215,681	679,928	—

14. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current provisions for income taxes:
Federal	$—	$—	$—
State	42	88	15
Total current	42	88	15
Deferred tax benefit:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Provision for income taxes	$42	$88	$15

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

A reconciliation of the provisions (benefits) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is shown as follows:

	Year Ended December 31,
	2019	2018	2017
Tax at statutory federal rate	21.00%	21.00%	35.00%
State tax — net of federal benefit	(0.09)%	(0.09)%	(0.03)%
Change in valuation allowance	(17.26)%	(20.29)%	(9.27)%
Effect of U.S. tax law change	—%	—%	(21.52)%
Share-based compensation	(3.47)%	(0.47)%	(1.63)%
Charitable contributions	—%	—%	0.81%
Convertible note	—%	—%	(2.88)%
Other	(0.25)%	(0.22)%	(0.49)%
Provision for income taxes	(0.07)%	(0.07)%	(0.01)%

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Tax attribute carryforwards	$102,827	$92,837
Inventories	3,652	3,323
Accruals, reserves, and other	13,851	13,614
Gross deferred tax assets	120,330	109,774
Valuation allowance	(120,330)	(109,774)
Total deferred tax assets	$—	$—

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Each reporting period the Company assesses the recoverability of its deferred tax assets and are required to establish a valuation allowance for any portion of the assets that the Company concludes is not more likely than not realizable. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a valuation allowance of $120.3 million and $109.8 million against the net U.S. deferred tax assets as of December 31, 2019 and 2018, respectively. The valuation allowance increased by $10.5 million and $28.5 million during 2019 and 2018, respectively. The increases in valuation allowances during 2019 and 2018 are primarily a result of additional losses generated.

As of December 31, 2019 and 2018, the Company had U.S. federal net operating loss carryforwards of $364.0 million and $319.0 million, respectively, and state net operating loss carryforwards of $136.1 million and $143.7 million, respectively. The federal net operating loss carryforwards generated through the year ended December 31, 2017 may be subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized. The federal net operating loss carryforwards generated during the years ended December 31, 2019 and 2018 are limited to 80% of our taxable income in any future taxable year, although such losses may be carried forward indefinitely. The state net operating loss carryforwards may be subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized.

The Company’s tax attributes may be limited by the ownership provisions of Section 382 of the Internal Revenue Code. As a result, if the Company experienced an “ownership change” during any three-year period, its use of these tax attributes may be limited. The Company has not performed a detailed analysis to determine if an ownership change has occurred.

Uncertain Tax Positions

As of December 31, 2019 and 2018, the Company had gross unrecognized tax benefits of $0.0 million and $1.4 million, respectively, none of which would materially impact the effective tax rate if realized during the year due to the Company’s full valuation allowance position. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the provision for income tax.

The activity related to the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Gross unrecognized tax benefits—beginning balance	$1,367	$1,554	$855
Increases related to tax positions taken in prior years	—	977	323
Decreases related to tax positions taken in prior years	—	(377)	(1)
Increase related to tax positions taken during current year	—	—	377
Decreases related to settlements	(1,174)	(787)	—
Decrease related to lapse of statute of limitations	(193)	—	—
Gross unrecognized tax benefits—ending balance	$—	$1,367	$1,554

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, respectively, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$36,846	$—	$—	$36,846
Total financial assets	$36,846	$—	$—	$36,846

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$88,509	$—	$—	$88,509
Total financial assets	$88,509	$—	$—	$88,509

As of December 31, 2019 and 2018, the Company had $36.8 million and $88.5 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. During the years ended December 31, 2019, 2018 and 2017, the Company did not have net realized gains or losses related to its financial assets.

As of December 31, 2019 and 2018, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

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

On July 5, 2017, upon the closing of the IPO, the outstanding principal amount and all accrued and unpaid interest on the convertible notes were automatically converted into 468,213 shares of Class B common stock. Upon conversion and the settlement of the convertible notes, the derivative liability was reduced to $0.0 million. The loss recognized from the settlement of the convertible notes was $21.0 million in Other income (expense), net, resulting in a total net loss of $15.0 million on the extinguishment of the convertible notes during the year ended December 31, 2017.  During the years ended December 31, 2019 and 2018, the Company had no derivative liabilities.

Non-Financial Assets

Certain non-financial assets, such as long-lived assets, are only recorded at fair value if an impairment loss is recognized. Impairment losses recognized for the years ended December 31, 2019, 2018, and 2017 were $1.3 million, $0.0 million, and $9.5 million, respectively. The following tables present non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses recorded during the years ended December 31, 2019, 2018, and 2017 on those assets. Non-recurring fair value measurements for the years ended December 31, 2019, 2018, and 2017 included the following:

	Year Ended December 31, 2019
	Carrying value before impairment	Fair value (Level 3)	Impairment Loss
Non-financial assets (in thousands)
Long-lived assets	$1,514	$253	$1,261

Year Ended December 31, 2018
	Carrying value before impairment	Fair value (Level 3)	Impairment Loss
Non-financial assets (in thousands)
Long-lived assets	$—	$—	$—

	Year Ended December 31, 2017
	Carrying value before impairment	Fair value (Level 3)	Impairment Loss
Non-financial assets (in thousands)
Long-lived assets	$51,602	$42,146	$9,456

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

17. Restructuring Costs

In January 2019, the Company announced that it was transferring a substantial portion of the production volume from its Arlington, Texas fulfillment center to its Linden, New Jersey fulfillment center. As a result of the action the Company recorded approximately $0.6 million in total restructuring costs, including $0.2 million of employee-related expenses, substantially all of which resulted in cash expenditures in Other operating expense, and $0.4 million of accelerated depreciation in Depreciation and amortization, all of which were recorded during the first half of 2019. In February 2020, the Company announced the planned closure of its Arlington, Texas fulfillment center and the consolidation of production volume from the Arlington, Texas fulfillment center to the Company’s fulfillment centers in Linden, New Jersey and Richmond, California. For additional information on the planned closure of the Arlington fulfillment center, see Note 18 Subsequent Events.

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

The following table summarizes the activity for the restructuring charges discussed above and the related accruals recorded in Accrued expenses and other current liabilities:

	Employee-Related Costs	Incremental Depreciation	Total
	(In thousands)
Balance — December 31, 2016	$—	$—	$—
Charges	3,100	—	3,100
Cash payments	(2,425)	—	(2,425)
Balance — December 31, 2017	$675	$—	$675
Charges	1,600	—	1,600
Cash payments	(1,426)	—	(1,426)
Other	(134)	—	(134)
Balance — December 31, 2018	$715	$—	$715
Charges	230	359	589
Cash payments	(901)	—	(901)
Charges against assets	—	(359)	(359)
Other	(44)	—	(44)
Balance — December 31, 2019	$—	$—	$—

18. Subsequent Events

On February 18, 2020, the Company announced the planned closure of its fulfillment center in Arlington, Texas and the consolidation of production volume from the Arlington, Texas fulfillment center to the Company’s fulfillment centers in Linden, New Jersey and Richmond, California in order to more efficiently continue to service the Company’s national footprint while also enabling the Company to redirect financial resources into other parts of the business, including growth initiatives. The Company expects to incur approximately $1.5 million in restructuring costs, including approximately $0.8 million of employee-related costs, primarily severance payments, and approximately $0.7 million of other exit costs, all of which are expected to result in cash expenditures. In addition, the Company expects to incur non-cash asset-related charges in the range of $5.0 million to $8.0 million. The majority of the charges will be incurred in the first half of 2020.

Schedule II: Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charges to Costs and Expenses	Other	Reductions		Balance at End of Period
	(In thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal year ended December 31, 2019	$109,774	$-	$10,556	$-		$120,330
Fiscal year ended December 31, 2018	81,252	-	28,522	-		109,774
Fiscal year ended December 31, 2017	56,354	-	70,109	(45,211)	(1)	81,252

Inventory Valuation Reserve:
Fiscal year ended December 31, 2019	$1,565	$1,708	$-	$(1,799)		$1,474
Fiscal year ended December 31, 2018	3,057	3,241	-	(4,733)		1,565
Fiscal year ended December 31, 2017	1,033	3,390	-	(1,366)		3,057

Credits and Refund Reserve:
Fiscal year ended December 31, 2019	$1,094	$13,466	$-	$(13,388)		$1,172
Fiscal year ended December 31, 2018	1,003	25,213	-	(25,123)		1,094
Fiscal year ended December 31, 2017	1,235	32,072	-	(32,304)		1,003

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