Form 10-Q
period 2020-03-31
Blue Apron Holdings, Inc.
filed 2020-04-29
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.

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

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	9,727,283 shares outstanding as of March 31, 2020
Class B Common Stock, $0.0001 par value	3,654,248 shares outstanding as of March 31, 2020
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of March 31, 2020

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

•	our ability to sustain the recent increase in demand resulting from the COVID-19 (coronavirus) pandemic and to retain new customers;
•

the potential adverse impact of the COVID-19 pandemic on our operations and results, including as a result of the loss of adequate labor, any prolonged closures, or series of temporary closures, of one or more fulfillment centers, supply chain or carrier interruptions or delays, or changes in consumer behaviors, both when stay-at-home and restaurant restriction orders are lifted and/or as a result of the COVID-19 pandemic’s impact on financial markets and economic conditions;

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

•	our ability to maintain and grow the value of our brand and reputation;

•	our expectations regarding, and the stability of, our supply chain, including potential shortages or interruptions in the supply or delivery of ingredients, as a result of COVID-19 or otherwise;
•	our ability to maintain food safety and prevent food-borne illness incidents;
•	changes in consumer tastes and preferences or in consumer spending;
•	our ability to effectively compete;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	our vulnerability to adverse weather conditions, natural disasters and pandemics; and
•	our ability to obtain and maintain intellectual property protection.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,505	$43,531
Accounts receivable, net	209	248
Inventories, net	24,712	25,106
Prepaid expenses and other current assets	13,644	8,864
Total current assets	68,070	77,749
Property and equipment, net	138,314	181,806
Other noncurrent assets	4,868	6,510
TOTAL ASSETS	$211,252	$266,065
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$26,539	$23,972
Accrued expenses and other current liabilities	25,743	30,366
Deferred revenue	7,814	6,120
Total current liabilities	60,096	60,458
Long-term debt	53,646	53,464
Facility financing obligation	35,976	71,689
Other noncurrent liabilities	10,873	12,455
TOTAL LIABILITIES	160,591	198,066
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 9,727,283 and 7,799,093 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 3,654,248 and 5,464,196 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Class C common stock, par value of $0.0001 per share — 500,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	602,783	599,976
Accumulated deficit	(552,124)	(531,979)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	50,661	67,999
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$211,252	$266,065

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net revenue	$101,857	$141,890
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	60,638	82,704
Marketing	15,032	14,234
Product, technology, general and administrative	34,217	39,148
Depreciation and amortization	6,753	8,604
Other operating expense	3,198	230
Total operating expenses	119,838	144,920
Income (loss) from operations	(17,981)	(3,030)
Interest income (expense), net	(2,155)	(2,232)
Income (loss) before income taxes	(20,136)	(5,262)
Benefit (provision) for income taxes	(9)	(13)
Net income (loss)	$(20,145)	$(5,275)

Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders*:
Basic	$(1.51)	$(0.41)
Diluted	$(1.51)	$(0.41)
Weighted-average shares used to compute net income (loss) per share attributable to Class A, Class B, and Class C common stockholders*:
Basic	13,305,805	12,979,900
Diluted	13,305,805	12,979,900

*  Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Class A		Class B		Class C		Additional		Total
	Common Stock *		Common Stock *		Common Stock *		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
2020
Balance — December 31, 2019	7,799,093	$1	5,464,196	$1	—	$—	$599,976	$(531,979)	$67,999
Conversion from Class B to Class A common stock	1,835,947	0	(1,835,947)	0	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	92,243	0	25,999	0	—	—	486	—	486
Share-based compensation	—	—	—	—	—	—	2,321	—	2,321
Net income (loss)	—	—	—	—	—	—	—	(20,145)	(20,145)
Balance — March 31, 2020	9,727,283	$1	3,654,248	$1	—	$—	$602,783	$(552,124)	$50,661

2019
Balance — December 31, 2018	5,240,073	$1	7,714,036	$1	—	$—	$590,538	$(471,238)	$119,302
Conversion from Class B to Class A common stock	1,104,091	0	(1,104,091)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock	23,911	0	27,444	0	—	—	103	—	103
Share-based compensation	—	—	—	—	—	—	2,974	—	2,974
Impact of adoption of accounting standard update	—	—	—	—	—	—	—	340	340
Net income (loss)	—	—	—	—	—	—	—	(5,275)	(5,275)
Balance — March 31, 2019	6,368,075	$1	6,637,389	$1	—	$—	$593,615	$(476,173)	$117,444

* Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,145)	$(5,275)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	6,753	8,604
Loss (gain) on disposal of property and equipment	—	110
Loss (gain) on build-to-suit accounting derecognition	(4,936)	—
Loss on impairment	7,448	—
Changes in reserves and allowances	(425)	(671)
Share-based compensation	2,240	2,835
Non-cash interest expense	182	125
Changes in operating assets and liabilities:
Accounts receivable	39	153
Inventories	767	1,216
Prepaid expenses and other current assets	(2,992)	3,341
Accounts payable	2,533	279
Accrued expenses and other current liabilities	(5,964)	(1,319)
Deferred revenue	1,694	(1,727)
Other noncurrent assets and liabilities	202	(2,533)
Net cash from (used in) operating activities	(12,604)	5,138
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,611)	(1,734)
Proceeds from sale of property and equipment	59	67
Net cash from (used in) investing activities	(1,552)	(1,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt issuance costs	—	(7)
Proceeds from exercise of stock options	486	102
Principal payments on capital lease obligations	(77)	(66)
Net cash from (used in) financing activities	409	29
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(13,747)	3,500
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	46,443	97,307
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$32,696	$100,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$—	$—
Cash paid for interest	$2,088	$2,174
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$22	$—
Non-cash additions to property and equipment	$81	$138
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$354	$250

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements, and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2020 and December 31, 2019, results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2020 (the “Annual Report”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Annual Report.

The accompanying Consolidated Financial Statements include the accounts of Blue Apron Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”).

Liquidity and Going Concern Evaluation

As of March 31, 2020, the Company had Cash and cash equivalents of $29.5 million and Long-term debt of $53.6 million, net of unamortized debt issuance costs. Long-term debt includes a fully-drawn revolving credit facility, entered into by the Company in August 2016 under a revolving credit and guaranty agreement (the “revolving credit facility”) that was subsequently amended, most recently, in October 2019. As of March 31, 2020, the Company had $54.7 million in outstanding borrowings and $0.3 million in issued letters of credit under the revolving credit facility. The remaining borrowing capacity on the revolving credit facility is $0.0 million.

The revolving credit facility contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. Financial covenants include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end, and in the event the Company has positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement. Non-compliance with the covenants would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. As of March 31, 2020 and December 31, 2019, the Company was in compliance with all of the covenants under the revolving credit facility. See Note 9 for further discussion on the revolving credit facility.

The Company has experienced significant net losses since inception including $20.1 million and $5.3 million for the three months ended March 31, 2020 and 2019, respectively, and operating cash flows of $(12.6) million and $5.1 million for the three months ended March 31, 2020 and 2019, respectively. The Company has also made investments in capital expenditures to support its business including $1.6 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively. While trends in net loss and operating cash flows have improved over time since inception, and the Company has reduced spending on capital expenditures, it has continued to experience reductions in its Cash and cash equivalents, including a reduction to $29.5 million at March 31, 2020 from $43.5 million at December 31, 2019. In addition, the Company has continued to see significant negative trends in its Net revenue including year-over-year declines of 28% and 28% for the three months ended March 31, 2020 and 2019, respectively.

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

The Company has also previously demonstrated an ability to implement various cost reduction initiatives. For example, in January 2019, the Company implemented a downsizing and transfer of a substantial portion of the production volume from its Arlington, Texas fulfillment center to its Linden, New Jersey fulfillment center to further optimize fulfillment center efficiencies. In November 2018 and October 2017, the Company implemented workforce reductions to generate savings in Product, technology, general, and administrative expenses and Cost of goods sold, excluding depreciation and amortization. As a result of these actions, along with other cost optimization initiatives, the Company’s Product, technology, general, and administrative expenses reduced by approximately 13% or $4.9 million and 21% or $10.3 million, respectively, for the three months ended March 31, 2020 and 2019. In addition, while the Company reaccelerated its marketing efforts in the three months ended March 31, 2020, it has significantly reduced its Marketing expense over the past 12 months. While Marketing expense decreased 47% over the past 12 months, Net revenue decreased by 32% for the same period. The Company also reduced its year-over-year spending on capital expenditures over the past 12 months by 56% or $6.6 million.

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

Use of Estimates

In preparing its Consolidated Financial Statements in accordance with GAAP, the Company is required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, and expenses, and disclosure of contingent assets and liabilities which are reported in the Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, recoverability of long-lived assets, and the recognition and measurement of contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from the Company’s estimates and assumptions.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS” Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” The Company may take advantage of these exemptions until the Company is no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its initial public offering (the “IPO”) on July 5, 2017, or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non-affiliates (and it has been a public company for at least 12 months, and has filed one annual report on Form 10-K), or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.

Smaller Reporting Company Status

The Company is a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, and therefore qualifies for the SEC's reduced disclosure requirements for smaller reporting companies.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued its final standard on lease accounting, Accounting Standards Update No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, to add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force meeting. In July 2018, the FASB issued ASU No. 2018-10, Codification

Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to improve and clarify certain aspects of ASU No. 2016-02. In January 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, to improve and clarify aspects of ASU No. 2016-02. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, to defer the effective date of ASU No. 2016-02 for certain entities. For the Company, the new standard is effective for annual periods beginning January 1, 2021. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under non-cancelable operating leases on the Consolidated Balance Sheets resulting in the recording of right-of-use assets and lease obligations. The Company is currently evaluating any additional impacts this guidance will have on its Consolidated Financial Statements.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (“ASU 2020-04”), Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The guidance was effective upon issuance, and may be applied prospectively through December 31, 2022. The application of the guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

.

3. Inventories, Net

Inventories, net consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Fulfillment	$3,611	$2,741
Product	21,101	22,365
Inventories, net	$24,712	$25,106

Product inventory primarily consists of bulk and prepped food, containers, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Prepaid insurance	$8,492	$5,755
Other current assets	5,152	3,109
Prepaid expenses and other current assets	$13,644	$8,864

5. Restricted Cash

Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases, as well as cash held in escrow related to a pending legal judgment.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the Consolidated Statements of Cash Flows.

	March 31,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$29,505	$43,531
Restricted cash included in Prepaid expenses and other current assets	1,842	—
Restricted cash included in Other noncurrent assets	1,349	2,912
Total cash, cash equivalents and restricted cash	$32,696	$46,443

	March 31,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$99,114	$95,615
Restricted cash included in Prepaid expenses and other current assets	—	—
Restricted cash included in Other noncurrent assets	1,693	1,692
Total cash, cash equivalents and restricted cash	$100,807	$97,307

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Computer equipment	$11,453	$11,453
Capitalized software	19,072	18,516
Fulfillment equipment	49,600	54,059
Furniture and fixtures	3,513	3,725
Leasehold improvements	32,254	41,735
Buildings(1)	114,877	148,507
Construction in process	2,034	1,803
Property and equipment, gross	232,803	279,798
Less: accumulated depreciation and amortization	(94,489)	(97,992)
Property and equipment, net	$138,314	$181,806

(1)

Buildings includes build-to-suit lease arrangements where the Company is considered the owner for accounting purposes including $31.3 million as of March 31, 2020 related to Linden, New Jersey and $62.1 million as of December 31, 2019 related to Linden, New Jersey and Fairfield, California. Buildings also includes costs incurred directly by the Company relating to these arrangements of $80.8 million and $82.3 million as of March 31, 2020 and December 31, 2019, respectively. Capitalized interest for construction projects related to build-to-suit lease arrangements was $2.8 million and $4.2 million as of March 31, 2020 and December 31, 2019, respectively.

Fairfield Lease Termination

In October 2017, the Company performed a review of its real estate needs and decided to no longer pursue its planned build-out of the Fairfield facility and as a result, pursued potential alternatives for the leased Fairfield property. On March 30, 2020, the Company terminated the lease for its Fairfield facility (the “Fairfield lease termination”). In connection with the Fairfield lease termination, the Company agreed to pay a termination fee in the amount of $1.5 million in the second quarter of 2020, which released the Company from all future minimum lease payments related to this facility in the amount of $32.9 million, which otherwise would have expired in 2028.

For accounting purposes, the Company was deemed to be the owner of this arrangement and followed build-to-suit accounting. Therefore, the Company capitalized the fair value of the building and direct construction costs incurred and recorded a corresponding facility financing obligation. Prior to the lease termination, the net carrying value of the build-to-suit assets totaled $31.1 million, the facility financing obligation totaled $35.7 million and the Company had deferred rent of $1.8 million. Accordingly, as of the termination date, the Company derecognized the net carrying value of the build-to-suit assets and liabilities and the deferred rent balance. As a result, the Company recorded a non-cash gain of $4.9 million, net of the lease termination fee, in Other operating expense for the three months ended March 31, 2020.

Impairment Charges on Long-Lived Assets

In February 2020, the Company announced the planned closure of its fulfillment center in Arlington, Texas and the consolidation of production volume from the Arlington, Texas fulfillment center to the Company’s fulfillment centers in Linden, New Jersey and Richmond, California in order to more efficiently continue to service its national footprint while also enabling the Company to redirect its financial resources into other parts of the business, including growth initiatives. The Company concluded that this change in operations represents a triggering event with respect to its long-lived assets at the Arlington facility and therefore performed an impairment test in accordance with ASC 360, Property, Plant, and Equipment. The carrying amount of the Company’s long-lived assets at the Arlington facility was $11.5 million and the fair value was $4.1 million as of the impairment date, resulting in an impairment of $7.4 million, primarily consisting of leasehold improvements and equipment, recorded in Other operating expense for the three months ended March 31, 2020. The fair value was primarily determined based on estimated market prices of the assets and represented a Level 3 valuation in the fair value hierarchy.  Upon completion of the transition to the Linden and Richmond fulfillment centers, the Company expects its leasehold improvements to remain at its Arlington facility and its equipment to be primarily sold or relocated to the Company’s other fulfillment centers in the second half of 2020. In addition, the Company has future non-cancelable minimum lease payments of approximately $2.2 million through 2024 relating to its Arlington facility. The Company is pursuing a sublease for the facility, which is not expected to have a material impact on the Company’s Consolidated Financial Statements.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Accrued compensation	$9,775	$11,967
Accrued credits and refunds reserve	1,156	1,208
Accrued marketing expenses	2,320	5,268
Accrued shipping expenses	2,041	2,034
Other current liabilities	10,451	9,889
Accrued expenses and other current liabilities	$25,743	$30,366

8. Deferred Revenue

Deferred revenue consists of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Cash received prior to fulfillment	$5,731	$3,205
Gift cards, prepaid orders, and other	2,083	2,915
Deferred revenue	$7,814	$6,120

Under ASC 606, the Company has two types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased, which are included in Deferred revenue on the Consolidated Balance Sheet, and are recognized as revenue upon transfer of control of its products, and (ii) unredeemed gift cards and other prepaid orders, which are included in Deferred revenue on the Consolidated Balance Sheet, and are recognized as revenue when gift cards are redeemed and the products are delivered. Certain gift cards are not expected to be redeemed, also known as breakage, and are recognized as revenue over the expected redemption period, subject to requirements to remit balances to governmental agencies.

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $7.8 million and $6.1 million as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company recognized $4.7 million to Net revenue from the Deferred revenue at December 31, 2019.

9. Debt

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

As of March 31, 2020 and December 31, 2019, the Company had $54.7 million in outstanding borrowings under the revolving credit facility, and $0.3 million in issued letters of credit under the revolving credit facility. The remaining amount available to borrow as of March 31, 2020 and December 31, 2019 was $0.0 million. The Company incurred and capitalized $0.5 million in deferred financing costs in long-term debt in connection with the revolving credit facility in August 2016. In conjunction with the 2019 credit facility refinancing and 2018 credit facility refinancing, the Company incurred and capitalized $0.8 million and $0.9 million, respectively, in deferred financing costs in long-term debt, are being amortized over the remaining term. As of March 31, 2020 and December 31, 2019, the total unamortized deferred financing costs was $1.0 million and $1.2 million, respectively.

As of March 31, 2020 and December 31, 2019, outstanding borrowings of debt consisted of the following:

		March 31,	December 31,
	Maturity Date	2020	2019
		(In thousands)
Revolving credit facility	August 2021	$54,678	$54,678
Weighted average interest rate		6.22%	6.22%

Subsequent to the 2019 credit facility refinancing, borrowings under the revolving credit facility bore interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one month interest period plus 1.00% (the “base rate”), plus in each case a margin of 3.25% or (2) an adjusted LIBOR rate (the “eurodollar rate”) plus a margin of 4.25%.  Prior to the 2019 credit facility refinancing, base rate loans bear interest at a rate equal to the base rate plus a margin of 3.00% and eurodollar rate loans bear interest at a rate equal to the eurodollar rate plus a margin of 4.00%. As of March 31, 2020 and December 31, 2019, the Company had outstanding borrowings of $54.7 million utilizing the eurodollar rate and $0.0 million utilizing the base rate. The Company is also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The obligations under the revolving credit facility are guaranteed by Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of March 31, 2020 and December 31, 2019, financial covenants included a requirement to maintain a minimum aggregate liquidity balance of $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end and, in the event the Company had positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement.

Non-compliance with the covenants under the revolving credit facility would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. As of March  31, 2020 and December 31, 2019, the Company was in compliance with all of the covenants under the revolving credit facility.

Facility Financing Obligation

As of March 31, 2020, the Company had a facility financing obligation of $36.0 million related to the leased facility in Linden under the build-to-suit accounting guidance. As of December 31, 2019, the Company had a facility financing obligation of $71.7 million related to leased facilities in Linden and Fairfield under the build-to-suit accounting guidance. See Note 6 for further discussion of the Fairfield lease termination.

10. Commitments and Contingencies

Legal Proceedings

The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible, the Company discloses the matter, and, if estimable, the amount or range of the possible loss in the notes to the Consolidated Financial Statements. As of March 31, 2020, the Company has an accrual of $2.1 million for an estimated legal settlement for which the Company concluded the loss is probable and reasonably estimable.

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the IPO.  The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop.  Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018.  Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018.  On April 22, 2020, the Court entered an order (i) denying the motion to dismiss insofar as Plaintiffs’ allegations pertained to certain of the disclosures in the registration statement and prospectus claimed by plaintiff, and (ii) narrowing the factual issues in the case. The Company is also subject to two putative class action lawsuits filed in New York Supreme Court alleging federal securities law violations in connection with the IPO, which are substantially similar to the above-referenced federal court action.  The parties entered into stipulations staying the state court actions pending resolution of the motion to dismiss filed in the federal court action.  Pursuant to the stipulations, the parties have 30 days from the date of the order on the motion to dismiss in the federal action to confer concerning a schedule. The Company is unable to provide any assurances as to the ultimate outcome of any of these lawsuits or that an adverse resolution of any of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In December 2017, the Company and its directors were named as defendants in a shareholder derivative action filed in the Delaware Court of Chancery. The plaintiff sought a declaratory judgment challenging the validity of a provision of the Company’s restated certificate of incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court (the “federal forum provision”). On December 19, 2018, the Court of Chancery entered summary judgment in favor of the plaintiff and on July 8, 2019, the court entered an award of attorneys’ fees and expenses to plaintiff.  The Company appealed both the summary judgment order and the fee award to the Supreme Court of the State of Delaware and a hearing was held on January 8. 2020. On March 18, 2020, the Supreme Court reversed the Court of Chancery’s judgment in all respects, thereby validating the federal forum provision and reversing the fee award. On April 24, 2020, final judgment was entered and the escrowed fee award was returned to the Company.

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law.  Plaintiffs’ counsel filed a separate class action lawsuit alleging largely the same claims, but covering a longer period, which is now pending in the United States District Court for the Northern District of California.  A mediation was held on November 20, 2019, at which time the cases were not resolved.  On December 16, 2019, Plaintiff filed a motion for class certification in federal court.  On December 18, 2019, the parties entered into a Memorandum of Understanding which, if finalized and approved by the court, will resolve both actions in their entirety.  The parties finalized a settlement agreement on March 2, 2020 and the court has vacated all other deadlines in the class-action case, including the due date for the Company’s opposition to the motion for class certification.  In light of a reduced court schedule as a result of the COVID-19 pandemic, the court cancelled the hearing on the motion for preliminary approval of the final settlement agreement which had been scheduled for April 16, 2020, and notified the parties that it will issue a determination on the motion without a hearing. If the court does not approve the settlement agreement, the cases will continue.

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

11. Share-based Compensation

The Company recognized share-based compensation for share-based awards of $2.2 million and $2.8 million during the three months ended March 31, 2020 and 2019, respectively. Share-based compensation was recognized in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general, and administrative expenses as follows:

	March 31,
	2020	2019
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$30	$152
Product, technology, general, and administrative	2,210	2,683
Total share-based compensation	$2,240	$2,835

12. Earnings per Share

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

The rights, including the liquidation and dividend rights, of the Class A, Class B, and Class C common stock are substantially the same, other than voting rights. For the three months ended March 31, 2020 and 2019, the Company did not have any outstanding shares of Class C common stock.

On June 13, 2019, the Board of Directors of the Company approved the Reverse Stock Split of the Company’s Class A Common Stock and Class B Common Stock at a ratio of 1-for-15 shares, which Reverse Stock Split became effective on June 14, 2019. Accordingly, all common share, equity award, and per share amounts have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

	Three Months Ended March 31,
	2020			2019
	Class A	Class B	Class C	Class A	Class B	Class C
(In thousands, except share and per-share data)
Numerator:
Net income (loss)	$(13,363)	$(6,782)	$—	$(2,313)	$(2,962)	$—
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(13,363)	$(6,782)	$—	$(2,313)	$(2,962)	$—
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	8,826,116	4,479,689	—	5,691,984	7,287,916	—
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	8,826,116	4,479,689	—	5,691,984	7,287,916	—

Net income (loss) per share attributable to common stockholders—basic (1)	$(1.51)	$(1.51)	$—	$(0.41)	$(0.41)	$—
Net income (loss) per share attributable to common stockholders—diluted (1)	$(1.51)	$(1.51)	$—	$(0.41)	$(0.41)	$—

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended March 31,
	2020			2019
	Class A	Class B	Class C	Class A	Class B	Class C
Stock options	22,529	184,350	—	100,902	349,036	—
Restricted shares	—	—	—	—	831	—
Restricted stock units	1,682,990	—	—	708,210	—	—
Total anti-dilutive securities	1,705,519	184,350	—	809,112	349,867	—

13. Fair Value of Financial Instruments

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$20,157	$—	$—	$20,157
Total financial assets	$20,157	$—	$—	$20,157

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Money market accounts	$36,846	$—	$—	$36,846
Total financial assets	$36,846	$—	$—	$36,846

As of March 31, 2020 and December 31, 2019, the Company has $20.2 million and $36.8 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. During the three months ended March 31, 2020 and 2019, the Company did not have realized gains or losses related to its financial assets.

As of March 31, 2020 and December 31, 2019, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

14. Restructuring Costs

In February 2020, the Company announced the planned closure of its fulfillment center in Arlington, Texas and the consolidation of production volume from the Arlington, Texas fulfillment center to the Company’s fulfillment centers in Linden, New Jersey and Richmond, California in order to more efficiently continue to service the Company’s national footprint while also enabling the Company to redirect financial resources into other parts of the business, including growth initiatives. As a result of the action, the Company expects to incur approximately $1.3 million in total restructuring costs in the first half of 2020, consisting of employee-related costs and other exit costs, all of which are expected to result in cash expenditures in the second quarter of 2020. During the three months ended March 31, 2020, the Company recorded $0.6 million of employee-related expenses, primarily consisting of severance payments, and $0.1 million of other exit costs in Other operating expense. In addition, during the three months ended March 31, 2020, the

Company recorded a non-cash impairment charge of $7.4 million, primarily consisting of leasehold improvements and equipment. See Note 6 for further discussion of the impairment charge.

The following table summarizes the activity for the restructuring charges discussed above and the related liabilities recorded in Accounts payable and Accrued expenses and other current liabilities:

	Employee-Related Costs	Other Exit Costs	Total
	(In thousands)
Balance — December 31, 2019	$—	$—	$—
Charges	600	104	704
Cash payments	—	(33)	(33)
Balance — March 31, 2020	$600	$71	$671

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 18, 2020.  The following discussion contains forward‑looking statements that reflect our plans, estimates, and beliefs.  Our actual results could differ materially from those discussed in the forward‑looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” under Part II, Item 1A, below.  In this discussion, we use financial measures that are considered non‑GAAP financial measures under Securities and Exchange Commission rules.  These rules require supplemental explanation and reconciliation, which is included elsewhere in this Quarterly Report on Form 10-Q.  Investors should not consider non‑GAAP financial measures in isolation from or in substitution for financial information presented in compliance with U.S. generally accepted accounting principles.  In the below discussion, we use the term basis points to refer to units of one‑hundredth of one percent.

Overview

Blue Apron creates incredible experiences. Founded in 2012, we are building a consumer lifestyle brand that symbolizes the emotional human connections that are formed through the cooking experiences we create.

Our core product is the meal experience we help our customers create.  These experiences extend from discovering new recipes, ingredients, and cooking techniques to preparing meals with families and loved ones to sharing photos and stories of culinary triumphs. Central to these experiences are the original recipes we design and send along with fresh, seasonally inspired ingredients directly to our customers.  We do this by employing technology and expertise across many disciplines – demand planning, recipe creation, recipe merchandising, and marketing – to drive our end-to-end value chain. We offer our customers two flexible plans—our 2‑Serving Plan and our 4-Serving Plan. We also sell wine, which can be paired with our meals, through Blue Apron Wine, our direct‑to‑consumer wine delivery service. Through Blue Apron Market, our e‑commerce market, we sell a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions which are tested and recommended by our culinary team.

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

	Three Months Ended
	March 31,
	2020	2019
Net revenue	$101,857	$141,890
Adjusted EBITDA	$(5,790)	$8,639
Net cash from (used in) operating activities	$(12,604)	$5,138
Free cash flow	$(14,215)	$3,404

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2019	2019	2019	2019	2020
Orders (in thousands)	2,482	2,048	1,726	1,622	1,763
Customers (in thousands)	550	449	386	351	376
Average Order Value	$57.15	$58.16	$57.60	$58.14	$57.68
Orders per Customer	4.5	4.6	4.5	4.6	4.7
Average Revenue per Customer	$258	$265	$258	$269	$271

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

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine or market products sold on our e‑commerce platforms in a given reporting period.  For example, the number of Customers in the three months ended March 31, 2020 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the quarter ended March 31, 2020.  We view the number of Customers as a key indicator of our scale and financial performance.  Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer and Average Revenue per Customer.

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

Impact of COVID-19 on our Business

While the COVID-19 pandemic did not have a material impact on our consolidated financial statements for the three months ended March 31, 2020, it has resulted, and is expected to continue to result for at least the near and immediate term, in significant economic disruptions and changes to consumer behaviors in the United States, which, subsequent to the first quarter, has impacted and is expected to continue to impact our business.

Since late March 2020, we have experienced a significant increase in demand primarily as a result of changes to consumer behaviors resulting from the various stay-at-home and restaurant restriction orders and other restrictions placed on consumers throughout much of the United States in response to the COVID-19 pandemic. This increased demand may not continue at current levels, if at all, depending on the duration and severity of the COVID-19 pandemic, the length of time stay-at-home and restaurant restriction orders stay in effect and for economic and operating conditions, and consumer behaviors to resume to levels prior to the COVID-19 pandemic and numerous other uncertainties. In response to the increased demand, we have taken action to increase capacity at our fulfillment centers, including hiring new employees and temporarily reducing variety in menu options, which limits the need to change production lines and allows for more time to pack meal kits. We have also closed some weekly offering cycles early as we continue to increase headcount to meet demand. At the same time, we have taken a variety of safety measures following federal, state and local guidelines at our fulfillment centers’ operations. These safety measures include enhanced daily cleaning and disinfection policies, enhanced personal hygiene efforts and implementing social distancing efforts and awareness throughout the fulfillment centers. To date, while we have held production at times in order to implement some of our enhanced sanitation measures, we have not experienced significant disruptions in our fulfillment centers and we have not experienced any significant disruptions in our supply chain or any carrier interruptions or delays. In response to the increased demand, we have slowed and adjusted our marketing spend in the short-term, but expect to reengage in marketing spend as part of our previously announced growth strategy to retain and attract new customers. In response to meeting the increased demand we have also had to cut back or delay on certain new product offerings that are part of our growth strategy, which may negatively impact net revenue in future periods.

The impact of the COVID-19 pandemic may also have adverse impacts on our business, operations, and financial results and condition, including, among other things, as a result of adverse impacts on our management team, our employees, our fulfillment center operations, consumer behaviors and on the overall economy. Significant uncertainty exists regarding the magnitude and duration of the effect of the COVID-19 pandemic and therefore we cannot predict the full extent of the impacts this will have on our business, operations, and financial results and condition in future periods.

Please see “Risk Factors” under Part II, Item 1A for further discussion regarding risks associated with the COVID-19 pandemic.

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our 2‑Serving and 4-Serving Plans.  We also generate net revenue through sales of Blue Apron Wine, which we began offering in September 2015, and through sales on Blue Apron Market, which we launched in November 2014. For the three months ended March 31, 2020 and 2019, we derived substantially all of our net revenue from sales of our meals through our direct-to-consumer platform.  We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue.  Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter.  For example, we anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. For example, our deliberate reduction in marketing expenses to focus on the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention has negatively impacted our net revenue. We also currently anticipate that our net revenue will be positively impacted by the COVID-19 pandemic at least for the short-term, although we are unable to predict the duration and magnitude of this impact.  In addition, we had to cut back on certain existing and delay certain future new product offerings to meet increased demand relating to the COVID-19 pandemic, which may impact net revenue in future periods.

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

Cost of Goods Sold, excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization, consists of product and fulfillment costs.  Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for our meals, inbound shipping costs, and cost of products sold through Blue Apron Wine and Blue Apron Market.  Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to our customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies. In the near-term we expect that these expenses will be higher because of the various actions taken to increase capacity and safety measures at our fulfillment centers in response to the COVID-19 pandemic. Over time, we expect such expenses to decrease as a percentage of net revenue as we continue to focus on operational improvements and optimizing our fulfillment center operations.

Marketing

Our marketing expenses consist primarily of costs incurred to acquire new customers, retain existing customers and build our brand awareness through various online and offline paid channels, including digital and social media, television, direct mail, radio and podcasts, email, brand activations and certain variable and fixed payments to strategic brand partnerships. Also included in marketing expenses are the costs of orders through our customer referral program, in which certain existing customers may invite others to receive a complimentary meal delivery, as well as costs paid to third parties to market our products. The cost of the customer referral program is based on our costs incurred for fulfilling a complimentary meal delivery, including product and fulfillment costs.

We expect marketing expenses to continue to comprise a significant portion of our operating expenses in support of our growth strategy while also continuing to focus on efficiency and our customer acquisition strategy to target consumers that we believe will exhibit high affinity and retention through marketing channels we believe to be the most efficient. We anticipate that our marketing strategies, including the timing and extent of our marketing investments, will be informed by our strategic priorities, including our ability to implement our growth strategy, the sufficiency of our cash resources, the seasonal trends in our business, and the competitive landscape of our market, and will fluctuate from quarter‑to‑quarter and have a significant impact on our quarterly results of operations. We also anticipate that our marketing strategies and investments will be impacted by the COVID-19 pandemic.

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities costs such as occupancy and rent costs for our corporate offices and fulfillment centers; and payment processing fees, professional fees, and other general corporate and administrative costs. Over time, we expect such expenses to decrease as a percentage of net revenue as we realize the savings from our planned closure of the Arlington facility and we continue to focus on cost optimization.

Depreciation and Amortization

Depreciation and amortization consists of depreciation expense for our property and equipment and amortization expense for capitalized software development costs.

Other Operating Expense

Other operating expense includes charges related to the planned Arlington facility closure announced in February 2020 and the Arlington facility downsizing announced in January 2019 as well as a non-cash gain, net of a termination fee, on the Fairfield lease termination in March 2020.

Interest Income (Expense), Net

Interest income and expense consists primarily of interest expense associated with our revolving credit facility, capital lease financings, and build-to-suit lease financings offset by interest income on cash and cash equivalents balances.

Benefit (Provision) for Income Taxes

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one‑time items, and the impact of valuation allowances. For the three months ended March  31, 2020 and 2019, we recorded nominal tax expense, resulting in an effective tax rate of (0.0)% and (0.2)%, respectively. We continue to maintain a valuation allowance for federal and certain state tax jurisdictions.  Our tax provision results from state taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

As of December 31, 2019, we had U.S. federal net operating loss carryforwards of $364.0 million and state net operating loss carryforwards of $136.1 million. Under the Tax Cuts and Jobs Act, or the U.S. Tax Act (as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act), the use of the federal net operating loss carryforwards generated during the years ended December 31, 2019 and 2018 are limited to 80% of our taxable income in any future taxable year beginning after December 31, 2020, although such losses may be carried forward indefinitely.  The state net operating loss carryforwards may be subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized.

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated.

	Three Months Ended
	March 31,
	2020	2019

Net revenue	$101,857	$141,890
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	60,638	82,704
Marketing	15,032	14,234
Product, technology, general and administrative	34,217	39,148
Depreciation and amortization	6,753	8,604
Other operating expense	3,198	230
Total operating expenses	119,838	144,920
Income (loss) from operations	(17,981)	(3,030)
Interest income (expense), net	(2,155)	(2,232)
Income (loss) before income taxes	(20,136)	(5,262)
Benefit (provision) for income taxes	(9)	(13)
Net income (loss)	$(20,145)	$(5,275)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated.

	Three Months Ended
	March 31,
	2020	2019

Net revenue	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	59.5%	58.3%
Marketing	14.8%	10.0%
Product, technology, general and administrative	33.6%	27.6%
Depreciation and amortization	6.6%	6.1%
Other operating expense	3.1%	0.2%
Total operating expenses	117.7%	102.1%
Income (loss) from operations	(17.7)%	(2.1)%
Interest income (expense), net	(2.1)%	(1.6)%
Income (loss) before income taxes	(19.8)%	(3.7)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%
Net income (loss)	(19.8)%	(3.7)%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net Revenue

	Three Months Ended
	March 31,
	2020	2019	% Change
	(In thousands)
Net revenue	$101,857	$141,890	(28)%

Net revenue decreased by $40.0 million, or 28%, to $101.9 million for the three months ended March 31, 2020 from $141.9 million for the three months ended March 31, 2019. The decrease in net revenue was primarily due to a decrease in Customers during the three months ended March 31, 2020 as we deliberately reduced marketing spend in prior periods while we continue to strategically invest in the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	March 31,
	2020	2019	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$60,638	$82,704	(27)%
% of net revenue	59.5%	58.3%

Cost of goods sold, excluding depreciation and amortization, decreased by $22.1 million, or 27%, to $60.6 million for the three months ended March 31, 2020 from $82.7 million for the three months ended March 31, 2019. This decrease was primarily driven by a decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 59.5% for the three months ended March 31, 2020 from 58.3% for the three months ended March 31, 2019. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

•	an increase of 140 basis points in shipping and fulfillment packaging costs largely due to rate increases from shipping carriers;
•	an increase of 30 basis points in labor costs largely due increased usage of higher-priced temporary labor; partially offset by
•	a decrease of 50 basis points in food and product packaging driven by enhanced planning and procurement strategies, as well as process improvements in our fulfillment center operations.

Marketing

	Three Months Ended
	March 31,
	2020	2019	% Change
	(In thousands)
Marketing	$15,032	$14,234	6%
% of net revenue	14.8%	10.0%

Marketing expenses increased by $0.8 million, or 6%, to $15.0 million for the three months ended March 31, 2020 from $14.2 million for the three months ended March 31, 2019. The increase was seen across various offline and online paid channels. As a percentage of net revenue, marketing expenses increased to 14.8% for the three months ended March 31, 2020 from 10.0% for the three months ended March 31, 2019. This increase as a percentage of net revenue included an increase of 300 basis points in online paid channels, an increase of 250 basis points in offline paid channels, partially offset by a decrease of 70 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders.

Product, Technology, General and Administrative

	Three Months Ended
	March 31,
	2020	2019	% Change
	(In thousands)
Product, technology, general and administrative	$34,217	$39,148	(13)%
% of net revenue	33.6%	27.6%

Product, technology, general and administrative expenses decreased by $4.9 million, or 13%, to $34.2 million for the three months ended March 31, 2020 from $39.1 million for the three months ended March 31, 2019.  This decrease was primarily due to continued focus on expense management, including:

•	a decrease of $3.0 million in personnel costs primarily driven by lower headcount in corporate and other managerial positions;
•	a decrease of $1.0 million in corporate overhead and administrative costs, which includes a decrease of $0.8 million in payment processing fees driven by lower net revenue; and
•	a decrease of $0.9 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent.

As a percentage of net revenue, product, technology, general and administrative expenses increased 600 basis points to 33.6% for the three months ended March 31, 2020 from 27.6% for the three months ended March 31, 2019 driven by expenses incurred to support our business and execute on key business initiatives.

In February 2020, we announced the planned closure of our Arlington, Texas fulfillment center and the consolidation of production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey and Richmond, California fulfillment centers. As a result, we incurred charges of approximately $8.1 million, including $7.4 million of non-cash impairment charges on long-lived assets, $0.6 million of employee-related expenses, primarily consisting of severance payments, and $0.1 million of other exit costs. In addition, we expect to incur approximately $0.6 million of other exit costs, all of which are expected to result in cash expenditures in the second quarter of 2020. We expect annual savings of approximately $8.0 million beginning in the second quarter of 2020.

Depreciation and Amortization

	Three Months Ended
	March 31,
	2020	2019	% Change
	(In thousands)
Depreciation and amortization	$6,753	$8,604	(22)%
% of net revenue	6.6%	6.1%

Depreciation and amortization decreased by $1.8 million, or 22%, to $6.8 million for the three months ended March 31, 2020 from $8.6 million for the three months ended March 31, 2019. This decrease was primarily driven by lower investments as well as impairment charges and write-offs on long-lived assets. As a percentage of net revenue, depreciation and amortization increased to 6.6% for the three months ended March 31, 2020 from 6.1% for the three months ended March 31, 2019.

Other Operating Expense

Other operating expense for the three months ended March 31, 2020 and 2019 was $3.2 million and $0.2 million, respectively. Other operating expense for the three months ended March 31, 2020 represents charges of $8.1 million related to the planned Arlington facility closure announced in February 2020, including $7.4 million of non-cash impairment charges on long-lived assets, $0.6 million of employee-related expenses, primarily consisting of severance payments, and $0.1 million of other exit costs, partially offset by a $4.9 million non-cash gain, net of a $1.5 million termination fee, on the Fairfield lease termination in March 2020. Other operating expense for the three months ended March 31, 2019 includes $0.2 million of employee-related expenses consisting of severance payments relating to the Arlington facility downsizing announced in January 2019.

Income (Loss) from Operations

	Three Months Ended
	March 31,
	2020	2019	% Change
	(In thousands)
Income (loss) from operations	$(17,981)	$(3,030)	493%
% of net revenue	(17.7)%	(2.1)%

Income (loss) from operations for the three months ended March 31, 2020 and 2019 was $(18.0)  million and $(3.0) million, respectively. This change was due to a decrease in net revenue of $40.0 million, which was partially offset by a decrease in operating expenses of $25.1 million.  As a percentage of net revenue, income (loss) from operations was (17.7)% and (2.1)% for the three months ended March 31, 2020 and 2019, respectively.  This increase was primarily driven by increases as a percentage of net revenue across all operating expenses.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended March 31, 2020 and 2019 was $(2.2) million and $(2.2) million, respectively.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the three months ended March 31, 2020 and 2019, respectively, reflects state income taxes in certain jurisdictions in which net operating losses were not available to offset our tax obligations.

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
•

adjusted EBITDA excludes other operating expense, as other operating expense represents non-cash impairment charges on long-lived assets, a non-cash gain, net of a termination fee, on lease termination, and restructuring costs;

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

Because of these limitations, we consider, and you should consider, adjusted EBITDA and free cash flow together with other financial information presented in accordance with GAAP. The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(20,145)	$(5,275)
Share-based compensation	2,240	2,835
Depreciation and amortization	6,753	8,604
Other operating expense	3,198	230
Interest (income) expense, net	2,155	2,232
Provision (benefit) for income taxes	9	13
Adjusted EBITDA	$(5,790)	$8,639

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(12,604)	$5,138
Purchases of property and equipment	(1,611)	(1,734)
Free cash flow	$(14,215)	$3,404

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers. In 2016, we entered into a revolving credit facility, which we amended and refinanced, most recently, in October 2019. We also finance our operations through payments received from customers.

Total debt, net of debt issuance costs, was $53.6 million as of March 31, 2020 and $53.5 million as of December 31, 2019, which includes a fully-drawn revolving credit facility, entered into in August 2016 under a revolving credit and guaranty agreement (the “revolving credit facility”) that was subsequently amended, most recently, in October 2019. As of March 31, 2020, we had $54.7 million in outstanding borrowings and $0.3 million in issued letters of credit under the revolving credit facility. The remaining borrowing capacity on the revolving credit facility is $0.0 million. The revolving credit facility contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. Financial covenants include a requirement for us to maintain a minimum aggregate liquidity balance of $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end, and in the event we have positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement. Non-compliance with the covenants would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. As of March 31, 2020, and December 31, 2019, we were in compliance with all of the covenants under the revolving credit facility. See “Revolving Credit Facility” below for further discussion on the revolving credit facility.

Cash and cash equivalents consist of cash on hand, money market accounts, and amounts held by third party financial institutions for credit and debit card transactions, which generally settle within three business days.  Because we generally charge credit cards in advance of shipment and, historically, customers have most frequently requested delivery of their meals earlier in the week, amounts due for credit and debit card transactions as of the end of a financial reporting period may fluctuate significantly based upon the day of the week on which that period ends. Total cash and cash equivalents was $29.5 million as of March 31, 2020 and $43.5 million as of December 31, 2019.

Total restricted cash was $3.2 million as of March 31, 2020 and $2.9 million as of December 31, 2019, of which $1.4 million and $2.9 million, respectively, is classified as a long-term asset, and $1.8 million and $0.0 million, respectively, is classified as a short-term asset. Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases, as well as cash held in escrow related to a pending legal judgment.

We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities.  Our working capital was $(21.5) million as of March 31, 2020 and $(26.2) million as of December 31, 2019.

We have experienced significant net losses since inception including $20.1 million and $5.3 million for the three months ended March 31, 2020 and 2019, respectively, and operating cash flows of $(12.6) million and $5.1 million for the three months ended March 31, 2020 and 2019, respectively. We have also made investments in capital expenditures to support our business including $1.6 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively. While trends in net loss and operating cash flows have improved over time since inception, and we have reduced spending on capital expenditures, we have continued to experience reductions in our Cash and cash equivalents, including a reduction to $29.5 million at March 31, 2020 from $43.5 million at December 31, 2019. In addition, we have continued to see significant negative trends in our Net revenue, including year-over-year declines of 28% and 28% for the three months ended March 31, 2020 and 2019, respectively.

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

We have also previously demonstrated an ability to implement various cost reduction initiatives. For example, in January 2019, we implemented a downsizing and transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center to further optimize fulfillment center efficiencies. In November 2018 and October 2017, we implemented workforce reductions to generate savings in Product, technology, general and administrative expenses, and Cost of goods sold, excluding depreciation and amortization. As a result of these actions, along with other cost optimization initiatives, we have reduced our Product, technology, general, and administrative expenses by approximately 13% or $4.9 million and 21% or $10.3 million, respectively, for the three months ended March 31, 2020 and 2019. In addition, while we reaccelerated our marketing efforts in the three months ended March 31, 2020, we have significantly reduced our Marketing expense over the past 12 months. While Marketing expense decreased 47% over the past 12 months, Net revenue decreased by 32% for the same period. We also reduced our year-over-year spending on capital expenditures over the past 12 months by 56% or $6.6 million.

Based on the current facts and circumstances, our financial planning process, and our historical ability to implement cost reductions, we believe we can effectively manage expenses and cash flows in order to maintain compliance with the financial covenants under our revolving credit facility for at least the next 12 months.  As a result, we believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements and the availability and accessibility to additional funds will depend on many factors, including our ability to remain compliant with the covenants of our revolving credit facility and those described in the section titled “Risk Factors” under Part II, Item 1A below.

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash from (used in) operating activities	$(12,604)	$5,138
Net cash from (used in) investing activities	(1,552)	(1,667)
Net cash from (used in) financing activities	409	29
Net increase (decrease) in cash, cash equivalents, and restricted cash	(13,747)	3,500
Cash, cash equivalents, and restricted cash–beginning of period	46,443	97,307
Cash, cash equivalents, and restricted cash–end of period	$32,696	$100,807

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income (loss) adjusted for certain non‑cash items and changes in operating assets and liabilities.

For the three months ended March 31, 2020, net cash from (used in) operating activities was $(12.6) million and consisted of net income (loss) of $(20.1) million, non‑cash items of $11.2 million and a net change in operating assets and liabilities of $(3.7) million. Changes in operating assets and liabilities were primarily driven by a decrease in accrued expenses and other current liabilities of $6.0 million and an increase in prepaid expenses and other current assets of $3.0 million, partially offset by increases in accounts payable, deferred revenue, and other noncurrent assets and liabilities of $4.4 million and decreases in inventory and receivables of $0.8 million. For the three months ended March 31, 2019, net cash from (used in) operating activities was $5.1 million and consisted of a net income (loss) of $(5.3) million, non‑cash items of $11.0 million and a net change in operating assets and liabilities of $(0.6) million. Changes in operating assets and liabilities were primarily driven by decreases in accrued expenses and other current liabilities and deferred revenue of $3.0 million and an increase in other noncurrent assets and liabilities of $2.5 million, partially offset by decreases in receivables, inventory, and prepaid expenses and other current assets of $4.7 million.

Net Cash from (used in) Investing Activities

Net cash from (used in) investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.

For the three months ended March 31, 2020, net cash from (used in) investing activities was $(1.6) million and consisted primarily of $(1.6) million for purchases of property and equipment, of which approximately $(0.7) million relates to capitalized software costs.  Cash paid for capital expenditures in the three months ended March 31, 2020 was primarily driven by acquisition of fixed assets and development of software to support business initiatives and ongoing product expansion. For the three months ended March 31, 2019, net cash from (used in) investing activities was $(1.7) million and consisted primarily of $(1.7) million for purchases of property and equipment, of which approximately $(0.9) million relates to capitalized software costs.  Cash paid for capital expenditures in the three months ended March 31, 2019 was primarily driven by acquisition of fixed assets and development of software to support business initiatives and ongoing product expansion. As of March 31, 2020, our projected capital expenditures are expected to amount to approximately $8 million to $12  million in the aggregate over the next twelve months. The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual scale of our business, and may vary significantly from our estimates.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from exercises of stock options and principal payments on capital lease obligations.

For the three months ended March 31, 2020, net cash from (used in) financing activities was $0.4 million and consisted primarily of proceeds from the exercise of stock options, partially offset by principal payments on capital lease obligations. For the three months ended March 31, 2019, net cash from (used in) financing activities was $0.0 million and consisted primarily of proceeds from the exercise of stock options partially offset by principal payments on capital lease obligations.

Free Cash Flow

We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment. Our free cash flow was $(14.2) million and $(3.4) million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, free cash flow consisted of $(12.6) million of net cash from (used in) operating activities and $(1.6) million for purchases of property and equipment, of which approximately $(0.7) million relates to capitalized software costs. For the three months ended March 31, 2019, free cash flow consisted of $(5.1) million of net cash from (used in) operating activities and $(1.7) million for purchases of property and equipment, of which approximately $(0.9) million relates to capitalized software costs. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

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

As of March 31, 2020 and December 31, 2019, we had $54.7 million in outstanding borrowings under the revolving credit facility, and $0.3 million in issued letters of credit under the revolving credit facility.

Subsequent to the 2019 credit facility refinancing, borrowings under the revolving credit facility bore interest, at our option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one‑month interest period plus 1.00% (the “base rate”), plus in each case a margin of 3.25%, or (2) an adjusted LIBOR rate (the “eurodollar rate”) plus a margin of 4.25%. Prior to the 2019 credit facility refinancing, base rate loans bear interest at a rate equal to the base rate plus a margin of 3.00% and eurodollar rate loans bear interest at a rate equal to the eurodollar rate plus a margin of 4.00%. We are also obligated under the revolving credit facility to pay certain customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The obligations under the revolving credit facility are guaranteed by Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of March 31, 2020 and December 31, 2019, financial covenants included a requirement to maintain a minimum aggregate liquidity balance of $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end and, in the event the Company had positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain revised specified thresholds as defined in the revolving credit and guaranty agreement.

Non-compliance with the covenants under the revolving credit facility would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. As of March 31, 2020 and December 31, 2019, we were in compliance with all of the covenants under the revolving credit facility. Our future compliance with the covenants under the revolving credit facility will be dependent on, among other factors, our ability to maintain positive consolidated total net debt or generate sufficient quarterly consolidated adjusted EBITDA. Failure to comply with any covenants under the revolving credit facility could have a material adverse effect on our business, financial condition, and results of operation as described in the section titled “Risk Factors” under Part II, Item 1A below.

Contractual Obligations

On March 30, 2020, we terminated the lease for our Fairfield facility. In connection with the lease termination, we agreed to pay a termination fee in the amount of $1.5 million in the second quarter of 2020, which released us from all future minimum lease payments related to this facility of $32.9 million, which otherwise would have expired in 2028. Other than the borrowings disclosed above in the "Revolving Credit Facility" section and changes which occur in the normal course of business, as of March 31, 2020, there were no other significant changes to the contractual obligations reported at December 31, 2019 in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off‑Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any off‑balance sheet arrangements, except for operating leases and letters of credit entered into in the normal course of business as discussed above.

Critical Accounting Policies and Significant Estimates

In preparing our consolidated financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent assets and liabilities that are reported in the Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, recoverability of long-lived assets, and the recognition and measurement of contingencies. Therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ from these estimates and assumptions.  See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for information about these critical accounting policies, as well as a description of our other accounting policies.

Emerging Growth Company Status

We are an "emerging growth company," as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies."  We may take advantage of these exemptions until we are no longer an "emerging growth company." Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards.  We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.  We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that we are no longer an emerging growth company.  We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months, and have filed one annual report on Form 10-K), or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements, included in Part I, Item 1, Notes to Consolidated Financial Statements, in this Quarterly Report on Form 10-Q, and Index to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the IPO.  The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop.  Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018.  Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018.  On April 22, 2020, the Court entered an order (i) denying the motion to dismiss insofar as Plaintiffs’ allegations pertained to certain of the disclosures in the registration statement and prospectus claimed by plaintiff, and (ii) narrowing the factual issues in the case. The Company is also subject to two putative class action lawsuits filed in New York Supreme Court alleging federal securities law violations in connection with the IPO, which are substantially similar to the above-referenced federal court action.  The parties entered into stipulations staying the state court actions pending resolution of the motion to dismiss filed in the federal court action.  Pursuant to the stipulations, the parties have 30 days from the date of the order on the motion to dismiss in the federal action to confer concerning a schedule. The Company is unable to provide any assurances as to the ultimate outcome of any of these lawsuits or that an adverse resolution of any of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In December 2017, the Company and its directors were named as defendants in a shareholder derivative action filed in the Delaware Court of Chancery. The plaintiff sought a declaratory judgment challenging the validity of a provision of the Company’s restated certificate of incorporation that requires shareholders to bring claims under the Securities Act of 1933 solely in federal court (the “federal forum provision”). On December 19, 2018, the Court of Chancery entered summary judgment in favor of the plaintiff and on July 8, 2019, the court entered an award of attorneys’ fees and expenses to plaintiff. The Company appealed both the summary judgment order and the fee award to the Supreme Court of the State of Delaware and a hearing was held on January 8. 2020. On March 18, 2020, the Supreme Court reversed the Court of Chancery’s judgment in all respects, thereby validating the federal forum provision and reversing the fee award. On April 24, 2020, final judgment was entered and the escrowed fee award was returned to the Company.

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center.  The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law.  Plaintiffs’ counsel filed a separate class action lawsuit alleging largely the same claims, but covering a longer period, which is now pending in the United States District Court for the Northern District of California.  A mediation was held on November 20, 2019, at which time the cases were not resolved.  On December 16, 2019, Plaintiff filed a motion for class certification in federal court.  On December 18, 2019, the parties entered into a Memorandum of Understanding which, if finalized and approved by the court, will resolve both actions in their entirety.  The parties finalized a settlement agreement on March 2, 2020 and the court has vacated all other deadlines in the class-action case, including the due date for the Company’s opposition to the motion for class certification.  In light of a reduced court schedule as a result of the COVID-19 pandemic, the court cancelled the hearing on the motion for preliminary approval of the final settlement agreement which had been scheduled for April 16, 2020, and notified the parties that it will issue a determination on the motion without a hearing. If the court does not approve the settlement agreement, the cases will continue.

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

For additional information on our legal contingencies, see Note 10 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

We have experienced net losses in each year since our inception.  In the years ended December 31, 2019, 2018 and 2017, we incurred net losses of $61.1 million, $122.1 million and $210.1 million, respectively. For the three months ended March 31, 2020 and 2019, we incurred net losses of $20.1 million and $5.3 million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to attract new customers, invest in our distribution and fulfillment capabilities, expand our direct-to-consumer product offerings, and enhance our technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our revenue and margins. We incur significant expenses in obtaining and storing ingredients and other products, marketing the products we offer, developing our technology, and building out our fulfillment centers. In addition, many of our expenses, including the costs associated with our existing fulfillment centers, are fixed. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

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

To support our existing operations or any future expansion of our business, including our ability to execute our growth strategy, we must have sufficient capital to continue to make investments and to fund our operations. We also must maintain sufficient additional capital to comply with certain covenants in our revolving credit facility, which requires us and our subsidiaries to maintain minimum aggregate amounts of liquidity (defined to include our and our subsidiaries’ unrestricted cash and cash equivalents) and, in the event we have positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds. We cannot assure you that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our existing operations or any growth or to do so while maintaining compliance with these certain covenants in our revolving credit facility.  If cash flows from operations are not sufficient or if we fail to adequately manage our available cash and working capital, or sufficiently manage expenses, we may need additional equity or debt financing to provide the funds required to operate our business and we will need additional capital to fund any future expansion of our business.  If such financing is not available, or we are unable to refinance our revolving credit facility, on satisfactory terms or at all, we may be unable to operate our business, develop new business or execute on our strategic plan to return to revenue growth, in each case at the rate desired or at all, and our operating results would suffer.  Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results.  For example, covenants contained in our revolving credit facility include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments.  Our revolving credit facility also requires us to use a portion of the proceeds of certain equity issuances to repay indebtedness outstanding under the revolving credit facility.  Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders.

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

Our results could be adversely affected by the impact of the COVID-19 pandemic.

The rapid spread of COVID-19 globally could materially and adversely impact our business, including as a result of the loss of adequate labor, any prolonged closures, or series of temporary closures, of one or more fulfillment centers due to a COVID-19 outbreak, government order or otherwise, or supply chain or carrier interruptions or delays. Further, the COVID-19 pandemic has had, and could continue to have, a negative impact on financial markets and economic conditions, which may adversely impact consumer demand for meal kits, which may have a material adverse effect on our business, financial condition and operating results. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, including the duration and severity of the COVID-19 pandemic, the length of time stay-at-home and restaurant restriction orders stay in effect and for economic and operating conditions to return to prior levels, together with resulting consumer behaviors, and numerous other uncertainties, which are highly uncertain and will include emerging information concerning the severity of the COVID-19 pandemic and the actions taken by governments and private businesses to attempt to contain the pandemic.

We may be unable to successfully execute our growth strategy. If we fail to retain our existing customers, cost‑effectively acquire new customers, or increase the number of customers we serve, or if we fail to derive profitable revenue from our customers, our business would be materially adversely affected.

Our growth strategy, and our ability to grow revenue and operate profitably, will require additional financing and, together with cost optimization initiatives, will depend largely on our ability to retain existing customers, to cost effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us. If we are unable to retain our existing customers, cost effectively acquire new customers, or keep customers engaged, or increase the number of customers we serve, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to approximately 376,000 in the three months ended March 31, 2020 from approximately 550,000 in the three months ended March 31, 2019, and our revenue declined to $101.9 million from $141.9 million in those same periods. We have experienced an increase in demand as a result of the various stay-at-home and restaurant restriction orders that have been effected throughout much of the United States as a result of the COVID-19 pandemic, but this increased demand may not be sustained following the pandemic and a lifting of various restrictions on consumer options. In addition, if, as a result of COVID-19, we face disruptions in our supply chain, or are unable to continue to operate one or more of our fulfillment centers (including as a result of production holds to implement some of our enhanced sanitation measures as we have done at times) or timely deliver orders to our customers, we may not be able to retain our customers or attract new customers.  Further, in response to meeting increased demand, we have had to cut back on certain product offerings and delay other new product offerings that are part of our growth strategy, which could have an adverse effect on our ability to retain or attract customers.

We have historically spent significant amounts on advertising and other marketing activities, such as television, digital and social media, direct mail, radio and podcasts, and email, to acquire new customers, retain and engage existing customers, and promote our brand, but beginning in 2019 we deliberately reduced marketing expenditure, which had a negative impact on revenues. While we have reduced our marketing expenditures from historic levels, we expect our marketing expenses to continue to comprise a significant portion of our operating expenses. For 2019, 2018, and 2017, our marketing expenses were $48.1 million, $117.5 million, and $154.5 million, respectively, representing approximately 10.6%, 17.6%, and 17.5% of net revenue, respectively. For the three months ended March 31, 2020 and 2019, our marketing expenses were $15.0 million and $14.2 million, respectively, representing approximately 14.8% and 10.0% of net revenue, respectively. If we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, we intend to reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the financial covenants in our revolving credit facility, which will negatively and materially impact net revenue and our ability to execute our growth strategy. As a result of our existing and any future reduced marketing activities, we may fail to identify cost‑efficient marketing opportunities as we adjust our investments in marketing or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, as a result of which we have deliberately and meaningfully reduced our marketing expenses, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors who are not reducing their marketing expenses or limiting their marketing channels. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. In addition, the increased demand we have seen as a result of the various stay-at-home and restaurant restriction orders that have been effected throughout most of the United States in response to the COVID-19 pandemic resulted in us making a decision to reduce marketing spend; however, as part of our previously announced growth strategy to retain and attract new customers, we expect we will need to increase marketing expenditures in the future following the COVID-19 pandemic as restrictions on consumer behaviors are lifted. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third-party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results.

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

If we fail to grow revenue or to effectively manage our revenue or any future revenue growth, or if we fail to effectively manage costs, our business could be materially adversely affected.

Our net revenue decreased from $881.2 million in 2017 to $667.6 million in 2018 to $454.9 million in 2019. Our net revenue declined to $101.9 million for the three months ended March 31, 2020 from $141.9 million for the three months ended March 31, 2019. The number of our full-time employees decreased from 4,163 at December 31, 2017 to 2,356 at December 31, 2018 and to 1,635 at December 31, 2019 as orders and customers declined. As of March 31, 2020, we had 1,672 full-time employees. If we fail to grow revenue or if our revenues decline further, or if we do not effectively manage our costs, or fail to accurately forecast revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional management, financial, operational, technological and other resources to meet our needs, which may not be available in a cost‑effective manner or at all.  We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations.  If we do not resume revenue growth or if we do not effectively manage any future growth or costs, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high‑quality product offerings, or maintain compliance with certain covenants in our revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

We have implemented significant reorganization activities in our business to adjust our cost structure, and we may engage in similar reorganization activities in the future. In February 2020, we announced a plan to close our fulfillment center in Arlington, Texas, transferring the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center and our Richmond, California fulfillment center. As part of this plan, in the first quarter of 2020 we transferred a portion of production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey and Richmond, California fulfillment centers. In addition, in the first quarter of 2019 we transferred a substantial portion of production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center. In November 2018, we implemented a reduction in the number of our employees by approximately 4%, which included departures of members of our management team, and in October 2017 we implemented a company-wide realignment of personnel that resulted in a reduction of approximately 6% of our total workforce across our corporate offices and fulfillment centers. These actions resulted and will continue to result in the loss of employees across various functions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, there is a risk of reduced employee morale and, as a result, we may face further employee attrition. We may also be unable to efficiently transition the production volume between our fulfillment centers or maintain our production efficiencies during or after the transfer.

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

As of March 31, 2020, we had $54.7 million in outstanding borrowings and $0.3 million in issued letters of credit under our revolving credit facility. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to return to revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and thus reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and placing us at a competitive disadvantage to less-leveraged competitors.

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

Our customers have a wide variety of options for purchasing food, including traditional and online grocery stores and restaurants, and consumer tastes and preferences may change from time to time, including as a result of the various stay-at-home and restaurant restriction orders that are in effect throughout most of the United States as a result of the COVID-19 pandemic which have limited some of these options for consumers. Our ability to retain existing customers, attract new customers and increase customer engagement with us will depend in part on our ability to successfully improve our customer experience, including by creating and introducing new product offerings, improving upon and enhancing our existing product offerings and strengthening our customers’ digital interactions with our brand and products, including online and mobile. As a result, we may introduce significant changes to our existing product offerings, develop and introduce new and unproven product offerings, offer our products through new distribution channels and/or revise our customers’ digital experiences. If our new or enhanced product offerings are unsuccessful, including because they fail to generate sufficient revenue or operating profit to justify our investments in them, our business and operating results could be materially adversely affected. Furthermore, new customer demands, tastes or interests, superior competitive offerings or a deterioration in our product quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model.  In addition, we frequently experiment with and test different product offerings and marketing and pricing strategies, as well as our customers’ digital experiences, including by updating our online and mobile platforms.  If these experiments, tests and updates are unsuccessful, or if the product offerings and strategies we introduce based on the results of such experiments, tests and updates do not perform as expected, our ability to retain existing customers, attract new customers, and increase customer engagement may be adversely affected.

Developing and launching new product offerings or enhancements to our existing product offerings involves significant risks and uncertainties, including risks related to the reception of such product offerings by our existing and potential future customers, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast demand and related supply), inability to adequately support new offerings or enhancements with sufficient marketing investment and negative publicity in the event such new or enhanced product offerings are perceived to be unsuccessful. In addition, as a result of the increased demand we have seen as a result of the various stay-at-home and restaurant restriction orders that are in effect throughout most of the United States as a result of the COVID-19 pandemic, we have delayed and may continue to delay launching certain new product offerings or cut back on recent new product lines in order to meet demand levels, which may have an adverse effect on our ability to retain or attract new customers.  For example, in response to the increase in demand as a result of the COVID-19 pandemic, in order to streamline our operations, we have temporarily suspended additional menu options, such as returning to 8 weekly options under our 2-person plan instead of the 11 weekly options we had introduced in the third quarter of 2019, and delaying the national rollout of our meal prep product.  We have previously scaled our business rapidly, and significant new initiatives have in the past resulted in, and in the future may result in, operational challenges affecting our business.  In addition, developing and launching new product offerings and enhancements to our existing product offerings may involve significant upfront capital investments and such investments may not prove to be justified.  Any of the foregoing risks and challenges could materially adversely affect our ability to attract and retain customers as well as our visibility into expected operating results, and could materially adversely affect our business, financial condition and operating results.

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

In addition, as a result of the various stay-at-home and restaurant restriction orders that are in effect throughout most of the United States as a result of the COVID-19 pandemic, our industry has seen reduced competition from restaurants. Once these stay-at-home orders and other restrictions are lifted, we may see an increase in competition from restaurants, which may be significant and which could have an adverse effect on our business, financial condition and operating results.

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

As a result of the COVID-19 pandemic, as we worked towards meeting the increase in demand in late March, we had to cancel or delay some customer orders, and we recently closed some weekly offering cycles early to manage demand. In addition, we have had to, and may again have to, hold production at a fulfillment center in order to implement our enhanced COVID-19 sanitation procedures, which has resulted, and could again result in, delayed or canceled orders. These actions or other actions that we may take in response to the COVID-19 pandemic that have the effect of delaying or canceling orders could negatively impact our ability to maintain, protect or enhance our brand.

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

Furthermore, preferences and overall economic conditions that impact consumer confidence and spending, including discretionary spending, could have a material impact on our business.  Economic conditions affecting disposable consumer income such as employment levels, business conditions, slower growth or recession, market volatility and related uncertainty, negative financial news, changes in housing market conditions, the availability of credit, interest rates, tax rates, new or increased tariffs, fuel and energy costs, the effect of natural disasters or acts of terrorism, and other matters, including as a result of the COVID-19 pandemic and its impact on financial markets and economic conditions, could reduce consumer spending or cause consumers to shift their spending to lower‑priced alternatives, each of which could materially adversely affect our business, financial condition and operating results.

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

In February 2020, we announced the planned closure of our fulfillment center in Arlington, Texas and the consolidation of production volume from that facility to our fulfillment centers in Linden, New Jersey and Richmond, California.  If we do not successfully maintain, operate and optimize our Linden and Richmond fulfillment centers, or if we redeploy these facilities for other uses or vacate these facilities, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business.  We have encountered in the past, and may encounter in the future, difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, requiring us to use temporary workers through third parties at greater cost and with lower levels of performance. If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, including as a result of the increased demand resulting from the response to COVID-19, our customers may experience delays in receiving their meal deliveries and/or receive deficient orders, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results. In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short-term basis, whether as a result of COVID-19 or otherwise, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results. For example, unexpected complexities and costs arose with the launch of our Linden, New Jersey fulfillment center in late 2017, which adversely affected our revenue expectations, the rollout of our new product offerings, and our ability to acquire and retain new customers. Similarly, in connection with the planned closure of our Arlington, Texas fulfillment center and the transfer of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey and Richmond, California fulfillment centers, we may encounter disruptions to our operations at some or all of our facilities or other unanticipated challenges arising in connection with this transition, which could adversely affect our fulfillment operations and production efficiency, cause delays in fulfilling customer orders and negatively impact our business and financial condition.

As a result of the planned closure of the Arlington, Texas fulfillment center, we recorded a non-cash impairment charge of $7.4 million during the three months ended March 31, 2020, and expect to incur approximately $1.3 million of restructuring charges in the first half of 2020. In 2019, we incurred approximately $0.6 million of restructuring charges resulting from the transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center. In addition, if events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we may be required to recognize impairment charges on any of our assets. For example, in 2017 we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our fulfillment center in Linden, New Jersey, as well as our decision to no longer pursue the planned build-out of the Fairfield, California facility, the lease of which was terminated on March 30, 2020. We also rely on fixed duration leases for our other real properties, including for our new headquarters in New York, New York, which we entered into in October 2019 and expires in December 2024. If we are unable to timely enter into suitable lease agreements or extensions for any of our real properties, we may incur additional unanticipated costs associated with identifying and securing an alternative premises, suffer disruptions to our operations as a result of any necessary transition, face employee attrition or experience other harm to our business. In connection with the planned closure of the Arlington fulfillment center, we also plan to sublease that facility, but there is no assurance that we will be able to enter into a sublease on favorable terms, if at all, and therefore we may continue to incur costs relating to that facility.

We have designed and built our own fulfillment center infrastructure, including customizing third-party inventory and package handling software systems, which is tailored to meet the specific needs of our business.  Furthermore, we are continuing to expand the use of automated production equipment and processes in our fulfillment centers.  To the extent we add capacity, capabilities and automated production equipment and processes to our fulfillment centers, our fulfillment operations will become increasingly complex and challenging.  Any failure to hire, train or retain employees capable of operating our fulfillment centers could materially adversely affect our business, financial condition and operating results.  We also may be unable to procure and implement automated production equipment and processes on a timely basis, and they may not operate as intended or achieve anticipated cost efficiencies.  For example, suppliers could miss their equipment delivery schedules, new production lines and operations could improve less rapidly than expected, or not at all, the equipment or processes could require longer design time than anticipated or redesigning after installation, and new production technology may involve equipment and processes with which we are not fully experienced.  Difficulties we experience in further automating our fulfillment processes could impair our ability to reduce costs and could materially adversely affect our business, financial condition and operating results.  Furthermore, we currently, and may in the future continue to, contract with third parties to conduct certain of our fulfillment processes and operations on our behalf.  Interruptions or failures in these services, or operational impacts arising from transitioning between these third party providers, could delay or prevent the delivery of our products and adversely affect our ability to fulfill our customers’ orders.  In addition, any disruption in the operation of our fulfillment centers, including due to factors such as earthquakes, weather, fires, floods, public health crises, such as pandemics and epidemics, government-mandated closures, power losses, telecommunications failures, acts of war or terrorism, human errors and similar events or disruptions, could materially adversely affect our business, financial condition and operating results.

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

Furthermore, there are many factors beyond our control which could cause shortages or interruptions in the supply of our ingredients and other products, including adverse weather, environmental factors, natural disasters, unanticipated demand, labor or distribution problems, public health crises, such as pandemics and epidemics, changes in law or policy, food safety issues by our suppliers and their supply chains, and the financial health of our suppliers and their supply chains.  For example, any prolonged negative impact on our supply chain as a result of the COVID-19 pandemic could materially and adversely impact our business, financial condition and operating results. Production of the agricultural products used in our business may also be materially adversely affected by drought, water scarcity, temperature extremes, scarcity of agricultural labor, changes in government agricultural programs or subsidies, import restrictions, scarcity of suitable agricultural land, crop conditions, crop or animal diseases or crop pests.  Failure to take adequate steps to mitigate the likelihood or potential effect of such events, or to effectively manage such events if they occur, may materially adversely affect our business, financial condition and operating results, particularly in circumstances where an ingredient or product is sourced from a single supplier or location.

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

Our future success is also dependent upon our ability to attract, retain and effectively deploy qualified employees, including management, possessing a broad range of skills and expertise.  We may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future, and, to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees.  Additionally, we may not be able to hire new employees quickly enough or may face labor shortages due to the COVID-19 pandemic, or if we cannot grow revenue, we may not have adequate resources to meet our hiring needs, and we must effectively deploy our workforce in order to efficiently allocate our internal resources. If we fail to meet our hiring needs, successfully integrate our new hires or effectively deploy our existing personnel, our efficiency and ability to meet our forecasts, our ability to successfully execute on our strategic plan to return to revenue growth and our employee morale, productivity and retention could all suffer.  Any of these factors could materially adversely affect our business, financial condition and operating results.

Changes in food costs and availability could materially adversely affect our business.

The future success of our business depends in part on our ability to anticipate and react to changes in food and supply costs and availability.  We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, market changes, increased competition, general risk of inflation, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, global demand, food safety concerns, public health crises, such as pandemics and epidemics, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands, product recalls and government regulations. For example, any prolonged negative impact of the COVID-19 pandemic on food and supply costs and availability could materially and adversely impact our business, financial condition and operating results. In addition, deflation in food prices could reduce the attractiveness of our product offerings relative to competing products and thus impede our ability to maintain or increase overall sales, while food inflation, particularly periods of rapid inflation, could reduce our operating margins as there may be a lag between the time of the price increase and the time at which we are able to increase the price of our product offerings.  We generally do not have long‑term supply contracts or guaranteed purchase commitments with our food suppliers, and we do not hedge our commodity risks.  In limited circumstances, we may enter into strategic purchasing commitment contracts with certain suppliers, but many of these contracts are relatively short in duration and may provide only limited protection from price fluctuations, and the use of these arrangements may limit our ability to benefit from favorable price movements.  As a result, we may not be able to anticipate, react to or mitigate against cost fluctuations which could materially adversely affect our business, financial condition and operating results.

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

We also maintain arrangements with third party transport carriers to deliver the food products we sell to our customers.  Interruptions, delays or failures in these carrier services could prevent the timely or proper delivery of these products, which may result in significant product inventory losses given the highly perishable nature of our food products.  These interruptions may be due to events that are beyond our control or the control of these carriers, including adverse weather, natural disasters and public health crises, such as pandemics and epidemics.  If we are not able to maintain acceptable pricing and other terms with these carriers or they experience performance problems or other difficulties, we may not be able to deliver orders in a timely manner and meet customer expectations, and our business and reputation could suffer. For example, carrier interruptions and delays as a result of the COVID-19 pandemic could impact our ability to deliver orders to our customers which could materially and adversely impact our business, financial condition and operating results.

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

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, droughts and other adverse weather and climate conditions; crop or animal diseases; crop pests; unforeseen public health crises, such as pandemics and epidemics, such as COVID-19; political crises, such as terrorist attacks, war and other political instability or uncertainty; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our suppliers.  In particular, these types of events could impact our supply chain from or to the impacted region given our dependency on frequent deliveries of ingredients and other products from a variety of local, regional and national suppliers.  In addition, these types of events could adversely affect consumer spending in the impacted regions or our ability to deliver our products to our customers safely, cost-effectively or at all.  To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.

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

We are subject to extensive federal, state and local regulations.  Our food processing facilities and products are subject to inspection by the U.S. Department of Agriculture, or USDA, the FDA and various state and local health and agricultural agencies.  Applicable statutes and regulations governing food products include rules for labeling the content of specific types of foods, the nutritional value of that food and its serving size, as well as rules that protect against contamination of products by food‑borne pathogens and food production rules addressing the discharge of materials and pollutants and animal welfare.  Many jurisdictions also provide that food producers adhere to good manufacturing or production practices (the definitions of which may vary by jurisdiction) with respect to processing food.  Recently, the food safety practices of the meat processing industry and produce industry have been subject to intense scrutiny and oversight by the USDA and FDA, respectively, and future foodborne illness outbreaks or other food safety incidents related to meat or produce could lead to further governmental regulation of our business or of our suppliers.  In addition, our fulfillment centers are subject to various federal, state and local laws and regulations relating to workplace safety and workplace health. Our fulfillment centers are also subject to additional FDA, Centers for Disease Control and Prevention, Occupational Safety and Health Administration regulations and guidelines and local guidelines relating to mitigating the spread of COVID-19. Failure to comply with all applicable laws and regulations could subject us or our suppliers to civil remedies, including fines, injunctions, product recalls or seizures and criminal sanctions, any of which could have a material adverse effect on our business, financial condition and operating results.  Furthermore, compliance with current or future laws or regulations, including those related to mitigating the spread of COVID-19, could require us to make significant expenditures or otherwise materially adversely affect our business, financial condition and operating results.

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

Additionally, existing privacy‑related laws, regulations, self‑regulatory obligations and other legal obligations are evolving and are subject to potentially differing interpretations.  Various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy‑related laws and regulations in new or different manners.  For example, the State of California enacted legislation in June 2018, the California Consumer Privacy Act of 2018, which came into effect on January 1, 2020, and, among other things, requires companies that process information on California residents to provide new disclosures to California consumers, allows such consumers to opt out of data sharing with third parties and provides a new cause of action for data breaches. While we have invested and may continue to invest in readiness to comply with the applicable legislation, the effects of these new and evolving laws, regulations, and other obligations potentially are far-reaching and may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, if we choose to expand our business internationally in the future we may be subject to non‑U.S. privacy, data protection, consumer protection and other laws and regulations, which in some cases are more restrictive than those in the United States.  For example, the European Union traditionally has imposed stricter obligations under such laws than the United States.  Consequently, any future expansion of our operations internationally may require changes to the ways we collect and use consumer information.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes.  As of December 31, 2019 and 2018, we had U.S. federal net operating loss carryforwards of $364.0 million and $319.0 million, respectively, and state net operating loss carryforwards of $136.1 million and $143.7 million, respectively, that are available to offset future tax liabilities. Our federal net operating loss carryforwards generated prior to 2018 and our state net operating loss carryforwards will expire at various dates beginning in 2033, if not utilized.  Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.  In addition, under the Tax Cuts and Jobs Act, or the U.S. Tax Act (as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act), the use of federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017 is limited to 80% of our taxable income in any future taxable year beginning after December 31, 2020, although such losses may be carried forward indefinitely.  Furthermore, Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, limits the ability of a company that undergoes an “ownership change” (generally defined as a greater than 50 percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) to utilize net operating loss carryforwards and tax credit carryforwards and certain built-in losses recognized in years after the ownership change.  Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.  In addition, Section 383 of the Code generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards.  If we were to undergo an “ownership change,” it could materially limit our ability to utilize our net operating loss carryforwards and other deferred tax assets.

Risks Related to Our Class A Common Stock

The market price of our Class A common stock has been and may continue to be volatile, which could result in substantial losses for investors purchasing our shares.

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations.  For example, since our initial public offering in June 2017, the market price of our Class A common stock has ranged from a high of $165.00 to a low of $2.01. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market price and trading volume of comparable companies;
•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;
•	announcements of new service offerings, strategic alliances or significant agreements by us or by our competitors;
•	departure of key personnel;
•	litigation involving us or that may be perceived as having an adverse effect on our business;
•	changes in general economic, industry and market conditions and trends, including the impact of the COVID-19 pandemic;
•	investors’ general perception of us;
•	sales of large blocks of our stock; and
•	announcements regarding industry consolidation.

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

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors.  If one or more of the analysts covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our stock could decline. Since December 31, 2018, eleven of the analysts who formerly covered our stock have ceased to cover our stock and we currently have only two analysts covering our stock. If one or more of the remaining analysts cease to cover our stock, we could lose additional visibility in the market for our stock, which in turn could cause our stock price to decline further.

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

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non‑voting Class C capital stock.  As of March 31, 2020, stockholders who held shares of Class B common stock, including employees and directors and their affiliates, together held approximately 79.0% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliates together held approximately 70.0% of the voting power of our outstanding capital stock; and our chairman, Matthew B. Salzberg, held approximately 68.3% of the voting power of our outstanding capital stock.  Because Mr. Salzberg controls a majority of the combined voting power of our outstanding common stock, he will be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock.  This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

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

Mr. Salzberg controls a majority of the combined voting power of our Class A and Class B common stock.  As a result, we are a “controlled company” under the rules of the New York Stock Exchange (the “NYSE”). Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

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

As of March 31, 2020, an aggregate of 1,048,819 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act.  If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of March 31, 2020, the holders of an aggregate of approximately 3 million shares of our common stock have rights, subject to certain conditions, to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

On May 17, 2019, we were notified by the NYSE that we were no longer in compliance with the NYSE’s continued listing standards because the average closing price of our Class A common stock had fallen below $1.00 per share over a period of 30 consecutive trading days.

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

In addition, the NYSE requires us to maintain an average global market capitalization over a consecutive 30 trading-day period in excess of $50.0 million or, at the same time, stockholders’ equity equal or greater than $50.0 million.  If the price of our Class A common stock were to decline, as it has in the past, we may be unable to meet the requirement.

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

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until December 31, 2022 (the last day of our fiscal year following the fifth anniversary of our IPO), subject to specified conditions. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We would cease to be an emerging growth company earlier if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates or we issue more than $1 billion of non-convertible debt securities over a three-year period. These exemptions include reduced disclosure obligations regarding executive compensation and exemptions from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with certain requirements of Auditing Standard 3101 relating to providing a supplement to the auditor’s report regarding critical audit matters and not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation and not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In general, we will qualify as a smaller reporting company for as long as we have less than $250 million of public float (calculated as the aggregate market value of our Class A common stock and Class B common stock held by non-affiliates, based on the closing price of our Class A common stock on the NYSE on the last business day of our second fiscal quarter). We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

None.

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

BLUE APRON HOLDINGS, INC.

Date: April 29, 2020	/s/ Linda F. Kozlowski
Linda F. Kozlowski
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: April 29, 2020	/s/ Timothy S. Bensley
Timothy S. Bensley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)