Form 10-Q
period 2020-06-30
Blue Apron Holdings, Inc.
filed 2020-07-29
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38134

Blue Apron Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-4777373
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28 Liberty Street, New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (347) 719-4312

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A Common Stock, $0.0001 par value per share	APRN	New York Stock Exchange LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	9,886,644 shares outstanding as of June 30, 2020
Class B Common Stock, $0.0001 par value	3,654,147 shares outstanding as of June 30, 2020
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of June 30, 2020

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

●	our expectations regarding our expenses and net revenue, our ability to maintain and grow adjusted EBITDA and to achieve or maintain profitability, the sufficiency of our cash resources, our needs for additional financing, our ability to effectively manage expenses and cash flows, and our ability to remain in compliance with financial and other covenants under our indebtedness;
●	our ability, including the timing and extent, to obtain additional financing and sufficiently manage costs and to fund investments in our operations in amounts necessary to support the execution of our growth strategy;
●	our ability, including the timing and extent, to successfully execute our growth strategy, cost-effectively attract new customers and retain existing customers, and to expand our direct-to-consumer product offerings;
●	our ability to sustain the increase in demand resulting from the COVID-19 (coronavirus) pandemic and to retain new customers;
●	any material and adverse impact of the COVID-19 pandemic on our operations and results, including as a result of our inability to meet demand due to loss of adequate labor, whether as a result of heightened absenteeism or challenges in recruiting and retention or otherwise, prolonged closures, or series of temporary closures, of one or more fulfillment centers, and supply chain or carrier interruptions or delays;
●	changes in consumer behaviors that could lead to declines in demand, both as COVID-19 related stay-at-home orders and restaurant and other restrictions are lifted to varying degrees across the United States and/or consumer fears dissipate and/or as a result of the COVID-19 pandemic’s impact on financial markets and economic conditions, including on consumer spending habits;
●	our ability to identify, consummate and realize the anticipated benefits of strategic alternatives and the structure, terms and specific risks and uncertainties associated with any such potential strategic alternatives;
●	our expectations regarding the benefits and costs and charges associated with the closure of our Arlington, Texas fulfillment center;

●	our ability to maintain and grow the value of our brand and reputation;
●	our expectations regarding, and the stability of, our supply chain, including potential shortages or interruptions in the supply or delivery of ingredients, as a result of COVID-19 or otherwise;
●	our ability to maintain food safety and prevent food-borne illness incidents;
●	general changes in consumer tastes and preferences or in consumer spending;
●	our ability to effectively compete;
●	our ability to attract and retain qualified employees and key personnel in sufficient numbers;
●	our ability to comply with modified or new laws and regulations applying to our business;
●	our vulnerability to adverse weather conditions, natural disasters and pandemics; and
●	our ability to obtain and maintain intellectual property protection.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,430	$43,531
Accounts receivable, net	209	248
Inventories, net	21,126	25,106
Prepaid expenses and other current assets	10,994	8,864
Total current assets	77,759	77,749
Property and equipment, net	133,223	181,806
Other noncurrent assets	4,550	6,510
TOTAL ASSETS	$215,532	$266,065
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$26,272	$23,972
Accrued expenses and other current liabilities	26,478	30,366
Deferred revenue	6,966	6,120
Total current liabilities	59,716	60,458
Long-term debt	53,828	53,464
Facility financing obligation	35,976	71,689
Other noncurrent liabilities	12,143	12,455
TOTAL LIABILITIES	161,663	198,066
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 9,886,644 and 7,799,093 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 3,654,147 and 5,464,196 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Class C common stock, par value of $0.0001 per share — 500,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	604,877	599,976
Accumulated deficit	(551,010)	(531,979)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	53,869	67,999
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$215,532	$266,065

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenue	$131,040	$119,166	$232,897	$261,056
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	77,868	71,473	138,506	154,177
Marketing	11,561	9,713	26,593	23,947
Product, technology, general and administrative	32,493	35,118	66,710	74,266
Depreciation and amortization	6,175	8,372	12,928	16,976
Other operating expense	269	—	3,467	230
Total operating expenses	128,366	124,676	248,204	269,596
Income (loss) from operations	2,674	(5,510)	(15,307)	(8,540)
Interest income (expense), net	(1,541)	(2,226)	(3,696)	(4,458)
Income (loss) before income taxes	1,133	(7,736)	(19,003)	(12,998)
Benefit (provision) for income taxes	(19)	(12)	(28)	(25)
Net income (loss)	$1,114	$(7,748)	$(19,031)	$(13,023)

Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	$0.08	$(0.59)	$(1.42)	$(1.00)
Diluted	$0.08	$(0.59)	$(1.42)	$(1.00)
Weighted-average shares used to compute net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	13,432,872	13,034,913	13,369,338	13,007,558
Diluted	13,999,755	13,034,913	13,369,338	13,007,558

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Class A		Class B		Class C		Additional		Total
	Common Stock *		Common Stock *		Common Stock *		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
2020
Balance — December 31, 2019	7,799,093	$1	5,464,196	$1	—	$—	$599,976	$(531,979)	$67,999
Conversion from Class B to Class A common stock	1,835,947	0	(1,835,947)	0	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	92,243	0	25,999	0	—	—	486	—	486
Share-based compensation	—	—	—	—	—	—	2,321	—	2,321
Net income (loss)	—	—	—	—	—	—	—	(20,145)	(20,145)
Balance — March 31, 2020	9,727,283	$1	3,654,248	$1	—	$—	$602,783	$(552,124)	$50,661
Conversion from Class B to Class A common stock	101	0	(101)	0	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	159,260	0	—	—	—	—	(3)	—	(3)
Share-based compensation	—	—	—	—	—	—	2,097	—	2,097
Net income (loss)	—	—	—	—	—	—	—	1,114	1,114
Balance — June 30, 2020	9,886,644	$1	3,654,147	$1	—	$—	$604,877	$(551,010)	$53,869

2019
Balance — December 31, 2018	5,240,073	$1	7,714,036	$1	—	$—	$590,538	$(471,238)	$119,302
Conversion from Class B to Class A common stock	1,104,091	0	(1,104,091)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	23,911	0	27,444	0	—	—	103	—	103
Share-based compensation	—	—	—	—	—	—	2,974	—	2,974
Impact of adoption of accounting standard update	—	—	—	—	—	—	—	340	340
Net income (loss)	—	—	—	—	—	—	—	(5,275)	(5,275)
Balance — March 31, 2019	6,368,075	$1	6,637,389	$1	—	$—	$593,615	$(476,173)	$117,444
Conversion from Class B to Class A common stock	210,664	0	(210,664)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	80,391	0	139	0	—	—	(9)	—	(9)
Share-based compensation	—	—	—	—	—	—	1,724	—	1,724
Other	(64)	(0)	(35)	(0)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(7,748)	(7,748)
Balance — June 30, 2019	6,659,066	$1	6,426,829	$1	—	$—	$595,330	$(483,921)	$111,411

* Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,031)	$(13,023)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	12,928	16,976
Loss (gain) on disposal of property and equipment	—	252
Loss (gain) on build-to-suit accounting derecognition	(4,936)	—
Loss on impairment	7,603	—
Changes in reserves and allowances	(493)	(1,035)
Share-based compensation	4,249	4,457
Non-cash interest expense	364	250
Changes in operating assets and liabilities:
Accounts receivable	39	111
Inventories	4,590	720
Prepaid expenses and other current assets	(1,623)	2,961
Accounts payable	2,341	2,817
Accrued expenses and other current liabilities	(5,370)	(6,192)
Deferred revenue	846	(3,408)
Other noncurrent assets and liabilities	1,562	(2,668)
Net cash from (used in) operating activities	3,069	2,218
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,840)	(2,824)
Proceeds from sale of property and equipment	113	123
Net cash from (used in) investing activities	(2,727)	(2,701)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt issuance costs	—	(24)
Proceeds from exercise of stock options	483	94
Principal payments on capital lease obligations	(117)	(120)
Net cash from (used in) financing activities	366	(50)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	708	(533)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	46,443	97,307
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$47,151	$96,774

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$60	$60
Cash paid for interest	$3,552	$4,792
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$(565)	$—
Non-cash additions to property and equipment	$168	$241
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$279	$168

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements, and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2020 and December 31, 2019, results of operations for the three months and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2020 (the “Annual Report”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Annual Report.

The accompanying Consolidated Financial Statements include the accounts of Blue Apron Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”).

Liquidity and Going Concern Evaluation

As of June 30, 2020, the Company had Cash and cash equivalents of $45.4 million and Long-term debt of $53.8 million, net of unamortized debt issuance costs. Long-term debt includes a fully-drawn revolving credit facility, entered into by the Company in August 2016 under a revolving credit and guaranty agreement (the “revolving credit facility”) that was subsequently amended, most recently in October 2019. As of June 30, 2020, the Company had $54.7 million in outstanding borrowings and $0.3 million in issued letters of credit under the revolving credit facility. The remaining borrowing capacity on the revolving credit facility is $0.0 million.

The revolving credit facility contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company’s and the Company’s subsidiaries’ activities. Financial covenants include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end, and in the event the Company has positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement. Non-compliance with the covenants would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. As of June 30, 2020 and December 31, 2019, the Company was in compliance with all of the covenants under the revolving credit facility. See Note 9 for further discussion on the revolving credit facility.

The Company has experienced significant net losses in each year since inception including $61.1 million, $122.1 million, and $210.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company has also experienced negative operating cash flows of $16.5 million, $76.9 million, and $152.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred net losses of $19.0 million and $13.0 million, respectively, and generated operating cash flows of $3.1 million and $2.2 million, respectively. The Company has also made investments in capital expenditures to support its business, including $2.8 million for each of the six months ended June 30, 2020 and 2019. In addition, the Company has continued to see significant negative trends in its net revenue, including year-over-year declines of 11% and 31% for the six months ended June 30, 2020 and 2019, respectively. While the year-over-year declines in net revenue have narrowed in more recent periods, and trends in net loss and operating cash flows have improved during the six months ended June 30, 2020, that narrowing and improvement is largely due to heightened demand driven by the various stay at-home orders and restaurant and other restrictions on consumers that have been enacted, and remain in effect to varying degrees, throughout much of the United States in response to the COVID-19 pandemic. These positive trends on the Company’s operating results may not continue at current levels, if at all, depending on the duration and severity of the COVID-19 pandemic, and trends in future periods may return to levels experienced in periods prior to the COVID-19 pandemic.

The Company is currently continuing to pursue its previously announced strategy to drive customer and revenue growth alongside managing heightened demand resulting from the COVID-19 pandemic, and its board of directors continues to evaluate a range of strategic alternatives to maximize shareholder value, which, together with cost optimization initiatives, is being undertaken to provide additional liquidity to support the execution of the Company’s growth strategy and continued investments in its business. The Company’s ability, including the timing and extent, to successfully execute its growth strategy is inherently uncertain and is dependent on its ability to raise capital, and to implement the initiatives and deliver the results as forecasted, among other factors. Due to this uncertainty, if the Company is unable to sufficiently deliver results from its strategy and/or effectively manage expenses and cash flows, the Company may not be able to maintain compliance with its financial covenants in future periods, resulting in an event of default under its revolving credit facility. Given the Company’s liquidity position, upon an event of default, if the Company were unable to obtain a waiver or successfully renegotiate the terms of its revolving credit facility with its lenders, and the lenders enforced one or more of their rights upon default, the Company would be unable to meet its current obligations.

However, if the Company is unable to sufficiently execute its growth strategy, it believes it has plans to effectively manage expenses and cash flows in order to maintain compliance with its debt covenants. This includes significant expense reductions in areas identified by the Company in Product, technology, general and administrative costs, Marketing expenses, and capital expenditures. A significant portion of the Company’s costs is discretionary in nature and, if needed, the Company has the ability to reduce or delay spending in order to reduce expenses and cash outflows. While reductions in spending, particularly marketing and capital expenditures, will negatively impact Net revenue and the Company’s ability to execute its growth strategy, the Company plans to execute such reductions to the extent needed to comply with debt covenants and to achieve savings to reinvest in the business.

For example, in February 2020, the Company announced the closure of its Arlington, Texas fulfillment center and the consolidation of production volume from its Arlington, Texas fulfillment center into its Linden, New Jersey and Richmond, California fulfillment centers, which is estimated to generate annual savings of approximately $8.0 million.

The Company has also previously demonstrated an ability to implement various cost reduction initiatives. For example, in January 2019, the Company implemented a downsizing and transfer of a substantial portion of the production volume from its Arlington, Texas fulfillment center to its Linden, New Jersey fulfillment center to further optimize fulfillment center efficiencies. In November 2018 and October 2017, the Company implemented workforce reductions to generate savings in Product, technology, general and administrative expenses and Cost of goods sold, excluding depreciation and amortization. As a result of these actions, along with other cost optimization initiatives, the Company’s year-over-year Product, technology, general and administrative expenses were reduced by approximately 7%, or $2.6 million, and 31%, or $16.0 million, respectively, for the three months ended June 30, 2020 and 2019, and 10%, or $7.6 million, and 26%, or $26.3 million, respectively, for the six months ended June 30, 2020 and 2019. In addition, while the Company reaccelerated its marketing efforts in the three months and six months ended June 30, 2020, it has significantly reduced its marketing expenses over the past 12 months. The Company also reduced its year-over-year spending on capital expenditures over the past 12 months by 36%, or $3.0 million.

Based on the current facts and circumstances, the Company’s financial planning process and its historical ability to implement cost reductions, the Company believes it is probable it can effectively manage expenses and cash flows in order to maintain compliance with the financial covenants under its revolving credit facility for at least the next 12 months. As a result, the Company has concluded that, after consideration of management’s plans, it has sufficient liquidity to meet its obligations within one year after the issuance date of the Consolidated Financial Statements, and it does not have substantial doubt about its ability to continue as a going concern.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS” Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its initial public offering (the “IPO”) on July 5, 2017, or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non-affiliates (and it has been a public company for at least 12 months, and has filed one annual report on Form 10-K), or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.

Smaller Reporting Company Status

The Company is a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, and therefore qualifies for reduced disclosure requirements for smaller reporting companies.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued its final standard on lease accounting, Accounting Standards Update No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, to add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force meeting. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to improve and clarify certain aspects of ASU No. 2016-02. In January 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, to improve and clarify aspects of ASU No. 2016-02. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and in June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, to defer the effective date of ASU No. 2016-02 for certain entities. For the Company, the new standard is effective for annual periods beginning January 1, 2022. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under non-cancelable operating leases on the Consolidated Balance Sheets resulting in the recording of right-of-use assets and lease obligations. The Company is currently evaluating any additional impacts this guidance will have on its Consolidated Financial Statements.

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

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The standard is intended to eliminate diversity in practice in the treatment of restricted cash in the statement of cash flows and requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, by including restricted cash in the beginning and ending cash, cash equivalents, and restricted cash balances. The Company adopted ASU 2016-18 for the annual period beginning January 1, 2019 using a retrospective approach. As a result of this guidance, net cash from (used in) operating activities decreased $0.3 million in the Consolidated Statements of Cash Flows for the six months ended June 30, 2019. See Note 5 for a reconciliation of the cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the Consolidated Statements of Cash Flows.

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

3. Inventories, Net

Inventories, net consist of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Fulfillment	$3,118	$2,741
Product	18,008	22,365
Inventories, net	$21,126	$25,106

Product inventory primarily consists of bulk and prepped food, containers, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Prepaid insurance	$7,602	$5,755
Other current assets	3,392	3,109
Prepaid expenses and other current assets	$10,994	$8,864

5. Restricted Cash

Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases, as well as cash held in escrow related to a pending legal judgment that was returned to the Company in the second quarter of 2020 following final resolution of the case.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the Consolidated Statements of Cash Flows.

	June 30,	December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$45,430	$43,531
Restricted cash included in Prepaid expenses and other current assets	611	—
Restricted cash included in Other noncurrent assets	1,110	2,912
Total cash, cash equivalents and restricted cash	$47,151	$46,443

	June 30,	December 31,
	2019	2018

	(in thousands)
Cash and cash equivalents	$95,644	$95,615
Restricted cash included in Prepaid expenses and other current assets	—	—
Restricted cash included in Other noncurrent assets	1,130	1,692
Total cash, cash equivalents and restricted cash	$96,774	$97,307

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Computer equipment	$11,416	$11,453
Capitalized software	19,408	18,516
Fulfillment equipment	49,450	54,059
Furniture and fixtures	3,359	3,725
Leasehold improvements	32,076	41,735
Buildings(1)	114,877	148,507
Construction in process	2,447	1,803
Property and equipment, gross	233,033	279,798
Less: accumulated depreciation and amortization	(99,810)	(97,992)
Property and equipment, net	$133,223	$181,806
(1)	Buildings includes build-to-suit lease arrangements where the Company is considered the owner for accounting purposes including $31.3 million as of June 30, 2020 related to Linden, New Jersey and $62.1 million as of December 31, 2019 related to Linden, New Jersey and Fairfield, California. Buildings also includes costs incurred directly by the Company relating to these arrangements of $80.8 million and $82.3 million as of June 30, 2020 and December 31, 2019, respectively. Capitalized interest for construction projects related to build-to-suit lease arrangements was $2.8 million and $4.2 million as of June 30, 2020 and December 31, 2019, respectively.

Fairfield Lease Termination

In October 2017, the Company performed a review of its real estate needs and decided to no longer pursue its planned build-out of the Fairfield facility and as a result, pursued potential alternatives for the leased Fairfield property. On March 30, 2020 (the “termination date”), the Company terminated the lease, effective immediately, for its Fairfield facility (the “Fairfield lease termination”). In connection with the Fairfield lease termination, the Company agreed to a termination fee in the amount of $1.5 million, recognized upon the termination date and paid in the second quarter of 2020, which released the Company from all future minimum lease payments related to this facility in the amount of $32.9 million, which otherwise would have expired in 2028.

For accounting purposes, the Company was deemed to be the owner of this arrangement and followed build-to-suit accounting. Therefore, the Company capitalized the fair value of the building and direct construction costs incurred and recorded a corresponding facility financing obligation. Prior to the lease termination, the net carrying value of the build-to-suit assets totaled $31.1 million, the facility financing obligation totaled $35.7 million and the Company had deferred rent of $1.8 million. Accordingly, as of the termination date, the Company derecognized the net carrying value of the build-to-suit assets and liabilities and the deferred rent balance. As a result, the Company recorded a non-cash gain of $4.9 million, net of the lease termination fee, in Other operating expense during the first quarter of 2020.

Impairment Charges on Long-Lived Assets

In February 2020, the Company announced the closure of its fulfillment center in Arlington, Texas and the consolidation of production volume from the Arlington, Texas fulfillment center to the Company’s fulfillment centers in Linden, New Jersey and Richmond, California in order to more efficiently continue to service its national footprint while also enabling the Company to redirect its financial resources into other parts of the business, including growth initiatives.

The Company concluded that this change in operations represents a triggering event with respect to its long-lived assets at the Arlington facility and therefore performed an impairment test in accordance with Accounting Standards Codification (“ASC 360”), Property, Plant, and Equipment. The carrying amount of the Company’s long-lived assets at the Arlington facility was $11.5 million and the fair value was $4.1 million as of the impairment date, resulting in an impairment of $7.4 million, primarily consisting of leasehold improvements and equipment, recorded in Other operating expense during the first quarter of 2020. The Company recorded an impairment charge on an additional piece of equipment at the Arlington facility of $0.2 million in Other operating expense during the second quarter of 2020. The fair value was primarily determined based on estimated market prices of the assets and represented a Level 3 valuation in the fair value hierarchy.

In May 2020, the transition of production volume to the Linden and Richmond fulfillment centers was completed. The Company’s Arlington facility equipment has primarily been relocated to the Company’s other fulfillment centers. In addition, the Company has future non-cancelable minimum lease payments of approximately $2.0 million through 2024 relating to its Arlington facility. The Company is pursuing a sublease for the facility, which is not expected to have a material impact on the Company’s Consolidated Financial Statements.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Accrued compensation	$9,112	$11,967
Accrued credits and refunds reserve	1,325	1,208
Accrued marketing expenses	5,640	5,268
Accrued shipping expenses	1,529	2,034
Other current liabilities	8,872	9,889
Accrued expenses and other current liabilities	$26,478	$30,366

8. Deferred Revenue

Deferred revenue consists of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Cash received prior to fulfillment	$5,102	$3,205
Gift cards, prepaid orders, and other	1,864	2,915
Deferred revenue	$6,966	$6,120

Under ASC 606, Revenue from Contracts with Customers, the Company has two types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased, which are included in Deferred revenue on the Consolidated Balance Sheet, and are recognized as revenue upon transfer of control of its products, and (ii) unredeemed gift cards and other prepaid orders, which are included in Deferred revenue on the Consolidated Balance Sheet, and are recognized as revenue when gift cards are redeemed and the products are delivered. Certain gift cards are not expected to be redeemed, also known as breakage, and are recognized as revenue over the expected redemption period, subject to requirements to remit balances to governmental agencies.

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $7.0 million and $6.1 million as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, the Company recognized $5.2 million to Net revenue from the Deferred revenue at December 31, 2019.

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

As of June 30, 2020 and December 31, 2019, the Company had $54.7 million in outstanding borrowings under the revolving credit facility, and $0.3 million in issued letters of credit under the revolving credit facility. The remaining amount available to borrow as of June 30, 2020 and December 31, 2019 was $0.0 million. The Company incurred and capitalized $0.5 million in deferred financing costs in long-term debt in connection with the revolving credit facility in August 2016. In conjunction with the 2019 credit facility refinancing and 2018 credit facility refinancing, the Company incurred and capitalized $0.8 million and $0.9 million, respectively, in deferred financing costs in long-term debt, which are being amortized over the remaining term. As of June 30, 2020 and December 31, 2019, the total unamortized deferred financing costs were $0.9 million and $1.2 million, respectively.

As of June 30, 2020 and December 31, 2019, outstanding borrowings of debt consisted of the following:

		June 30,	December 31,
	Maturity Date	2020	2019

		(In thousands)
Revolving credit facility	August 2021	$54,678	$54,678
Weighted average interest rate		5.48%	6.22%

Subsequent to the 2019 credit facility refinancing, borrowings under the revolving credit facility bore interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one month interest period plus 1.00% (the “base rate”), plus in each case a margin of 3.25% or (2) an adjusted LIBOR rate (the “eurodollar rate”) plus a margin of 4.25%. Prior to the 2019 credit facility refinancing, base rate loans bear interest at a rate equal to the base rate plus a margin of 3.00% and eurodollar rate loans bear interest at a rate equal to the eurodollar rate plus a margin of 4.00%. As of June 30, 2020 and December 31, 2019, the Company had outstanding borrowings of $54.7 million utilizing the eurodollar rate and $0.0 million utilizing the base rate. The Company is also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The obligations under the revolving credit facility are guaranteed by Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of June 30, 2020 and December 31, 2019, financial covenants included a requirement to maintain a minimum aggregate liquidity balance of $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end and, in the event the Company had positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement.

Non-compliance with the covenants under the revolving credit facility would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. As of June 30, 2020 and December 31, 2019, the Company was in compliance with all of the covenants under the revolving credit facility.

Facility Financing Obligation

As of June 30, 2020, the Company had a facility financing obligation of $36.0 million related to the leased facility in Linden under the build-to-suit accounting guidance. As of December 31, 2019, the Company had a facility financing obligation of $71.7 million related to leased facilities in Linden and Fairfield under the build-to-suit accounting guidance. See Note 6 for further discussion of the Fairfield lease termination.

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

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the IPO. The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop. Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018. Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018. On April 22, 2020, the Court entered an order (i) denying the motion to dismiss insofar as Plaintiffs’ allegations pertained to certain of the disclosures in the registration statement and prospectus claimed by plaintiff, and (ii) narrowing the factual issues in the case. The case is currently in the discovery phase. The Company is also subject to two putative class action lawsuits filed in New York Supreme Court alleging federal securities law violations in connection with the IPO, which are substantially similar to the above-referenced federal court action. Those cases were stayed pending resolution of the motion to dismiss filed in the federal court action. The Company is unable to provide any assurances as to the ultimate outcome of any of these lawsuits or that an adverse resolution of any of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In June 2020, certain of the Company’s current and former officers and directors were named as defendants in a shareholder derivative action filed in the Eastern District of New York, captioned Jeffrey Peters v. Matthew B. Salzberg, et al., 1:20-cv-02627. The complaint seeks contribution from the officer and director defendants for any damages that the Company may incur as a result of the above-referenced class action lawsuit, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws. The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center. The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law. Plaintiffs’ counsel filed a separate class action lawsuit alleging largely the same claims, but covering a longer period, which is now pending in the United States District Court for the Northern District of California. A mediation was held on November 20, 2019, at which time the cases were not resolved. On December 16, 2019, Plaintiff filed a motion for class certification in federal court. On December 18, 2019, the parties entered into a Memorandum of Understanding which, if finalized and approved by the court, will resolve both actions in their entirety. The parties finalized a settlement agreement on March 2, 2020 and the court has vacated all other deadlines in the class-action case, including the due date for the Company’s opposition to the motion for class certification. In light of a reduced court schedule as a result of the COVID-19 pandemic, the court cancelled the hearing on the motion for preliminary approval of the final settlement agreement which had been scheduled for April 16, 2020, and notified the parties that it will issue a determination on the motion without a hearing. On July 6, 2020, the court granted preliminary approval of the final settlement agreement. If the court does not issue final approval of the settlement agreement, the cases will continue. As of June 30, 2020, the Company has an accrual of $2.1 million for an estimated legal settlement for which the Company concluded the loss is probable and reasonably estimable.

If the settlement agreement is not approved by the court, the Company is currently unable to provide any assurances as to the ultimate outcome of these lawsuits or that adverse resolution of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

11. Share-based Compensation

The Company recognized share-based compensation for share-based awards in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general and administrative expenses as follows:

	Three Months Ended
	June 30,
	2020	2019

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$27	$(38)
Product, technology, general and administrative	1,982	1,660
Total share-based compensation	$2,009	$1,622

	Six Months Ended
	June 30,
	2020	2019

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$57	$114
Product, technology, general and administrative	4,192	4,343
Total share-based compensation	$4,249	$4,457

12. Earnings per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding common stock options, restricted shares, and restricted stock units. For periods in which the Company has reported net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The rights, including the liquidation and dividend rights, of the Class A, Class B, and Class C common stock are substantially the same, other than voting rights. For the three months and six months ended June 30, 2020 and 2019, the Company did not have any outstanding shares of Class C common stock.

On June 13, 2019, the board of directors of the Company approved the Reverse Stock Split of the Company’s Class A Common Stock and Class B Common Stock at a ratio of 1-for-15 shares, which Reverse Stock Split became effective on June 14, 2019. Accordingly, all common share, equity award, and per share amounts have been adjusted to reflect the Reverse Stock Split.

	Three Months Ended June 30,
	2020			2019
	Class A	Class B	Class C	Class A	Class B	Class C

(In thousands, except share and per-share data)
Numerator:
Net income (loss)	$811	$303	$—	$(3,927)	$(3,821)	$—
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$811	$303	$—	$(3,927)	$(3,821)	$—
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	9,778,697	3,654,175	—	6,607,221	6,427,692	—
Effect of dilutive securities	566,883	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	10,345,580	3,654,175	—	6,607,221	6,427,692	—

Net income (loss) per share attributable to common stockholders—basic (1)	$0.08	$0.08	$—	$(0.59)	$(0.59)	$—
Net income (loss) per share attributable to common stockholders—diluted (1)	$0.08	$0.08	$—	$(0.59)	$(0.59)	$—

	Six Months Ended June 30,
	2020			2019
	Class A	Class B	Class C	Class A	Class B	Class C

(In thousands, except share and per-share data)
Numerator:
Net income (loss)	$(13,242)	$(5,789)	$—	$(6,159)	$(6,864)	$—
Undistributed earnings reallocated to convertible preferred stock	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(13,242)	$(5,789)	$—	$(6,159)	$(6,864)	$—
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	9,302,406	4,066,932	—	6,152,131	6,855,427	—
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	9,302,406	4,066,932	—	6,152,131	6,855,427	—

Net income (loss) per share attributable to common stockholders—basic (1)	$(1.42)	$(1.42)	$—	$(1.00)	$(1.00)	$—
Net income (loss) per share attributable to common stockholders—diluted (1)	$(1.42)	$(1.42)	$—	$(1.00)	$(1.00)	$—

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended June 30,
	2020			2019
	Class A	Class B	Class C	Class A	Class B	Class C
Stock options	5,623	156,947	—	65,206	261,890	—
Restricted shares	—	—	—	—	581	—
Restricted stock units	522,650	—	—	1,012,542	—	—
Total anti-dilutive securities	528,273	156,947	—	1,077,748	262,471	—

	Six Months Ended June 30,
	2020			2019
	Class A	Class B	Class C	Class A	Class B	Class C
Stock options	7,890	170,648	—	82,811	304,881	—
Restricted shares	—	—	—	—	707	—
Restricted stock units	1,696,683	—	—	861,214	—	—
Total anti-dilutive securities	1,704,573	170,648	—	944,025	305,588	—

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	June 30, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial Assets:
Money market accounts	$36,635	$—	$—	$36,635
Total financial assets	$36,635	$—	$—	$36,635

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial Assets:
Money market accounts	$36,846	$—	$—	$36,846
Total financial assets	$36,846	$—	$—	$36,846

As of June 30, 2020 and December 31, 2019, the Company has $36.6 million and $36.8 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The

Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. During the three months and six months ended June 30, 2020 and 2019, the Company did not have realized gains or losses related to its financial assets.

As of June 30, 2020 and December 31, 2019, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

14. Restructuring Costs

In February 2020, the Company announced the closure of its fulfillment center in Arlington, Texas and the consolidation of production volume from the Arlington, Texas fulfillment center to the Company’s fulfillment centers in Linden, New Jersey and Richmond, California in order to more efficiently continue to service the Company’s national footprint while also enabling the Company to redirect financial resources into other parts of the business, including growth initiatives.

As a result of the action, which was completed in May 2020, the Company recorded $0.8 million in total restructuring costs during the first half of 2020, consisting of employee-related costs and other exit costs, most of which resulted in cash expenditures in the second quarter of 2020. During the three months ended June 30, 2020, the Company recorded $0.3 million of other exit costs in Other operating expense. During the six months ended June 30, 2020, the Company recorded $0.4 million of employee-related expenses, primarily consisting of severance payments, and $0.4 million of other exit costs in Other operating expense. In addition, during the three months and six months ended June 30, 2020, the Company recorded non-cash impairment charges of $0.2 million and $7.6 million, respectively, primarily consisting of leasehold improvements and equipment. See Note 6 for further discussion of the impairment charges.

The following table summarizes the activity for the restructuring charges discussed above and the related liabilities recorded in Accounts payable and Accrued expenses and other current liabilities:

	Employee-Related Costs	Other Exit Costs	Total

	(In thousands)
Balance — December 31, 2019	$—	$—	$—
Charges	600	104	704
Cash payments	—	(33)	(33)
Balance — March 31, 2020	$600	$71	$671
Charges	—	337	337
Cash payments	(257)	(260)	(517)
Other	(223)	—	(223)
Balance — June 30, 2020	$120	$148	$268

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 18, 2020. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” under Part II, Item 1A, below. In this discussion, we use financial measures that are considered non-GAAP financial measures under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is included elsewhere in this Quarterly Report on Form 10-Q. Investors should not consider non-GAAP financial measures in isolation from or in substitution for financial information presented in compliance with U.S. generally accepted accounting principles. In the below discussion, we use the term basis points to refer to units of one-hundredth of one percent.

Overview

Blue Apron creates incredible experiences. Founded in 2012, we are building a consumer lifestyle brand that symbolizes the emotional human connections that are formed through the cooking experiences we create.

Our core product is the meal experience we help our customers create.  These experiences extend from discovering new recipes, ingredients, and cooking techniques to preparing meals with families and loved ones to sharing photos and stories of culinary triumphs. Central to these experiences are the original recipes we design and send along with fresh, seasonally inspired ingredients directly to our customers.  We do this by employing technology and expertise across many disciplines – demand planning, recipe creation, recipe merchandising, and marketing – to drive our end-to-end value chain. We offer our customers two flexible plans—our 2-Serving Plan and our 4-Serving Plan. We also sell wine, which can be paired with our meals, through Blue Apron Wine, our direct-to-consumer wine delivery service. Through Blue Apron Market, our e-commerce market, we sell a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions which are tested and recommended by our culinary team.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Net revenue	$131,040	$119,166	$232,897	$261,056
Adjusted EBITDA	$11,127	$4,484	$5,337	$13,123
Net cash from (used in) operating activities	$15,673	$(2,920)	$3,069	$2,218
Free cash flow	$14,444	$(4,010)	$229	$(606)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,	June 30,
	2019	2019	2019	2020	2020
Orders (in thousands)	2,048	1,726	1,622	1,763	2,152
Customers (in thousands)	449	386	351	376	396
Average Order Value	$58.16	$57.60	$58.14	$57.68	$60.88
Orders per Customer	4.6	4.5	4.6	4.7	5.4
Average Revenue per Customer	$265	$258	$269	$271	$331

Orders

We define Orders as the number of paid orders by our Customers across our meal, wine and market products sold on our e-commerce platforms in any reporting period, inclusive of orders that may have eventually been refunded or credited to customers. Orders, together with Average Order Value, is an indicator of the net revenue we expect to recognize in a given period.  We view Orders delivered as a key indicator of our scale and financial performance. Orders has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers or the purchasing behavior of our customers. Because of these and other limitations, we consider, and you should consider, Orders in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Average Order Value and Orders per Customer.

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine or market products sold on our e-commerce platforms in a given reporting period.  For example, the number of Customers in the three months ended June 30, 2020 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the quarter ended June 30, 2020.  We view the number of Customers as a key indicator of our scale and financial performance.  Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer and Average Revenue per Customer.

Average Order Value

We define Average Order Value as our net revenue from our meal, wine and market products sold on our e-commerce platforms in a given reporting period divided by the number of Orders in that period.  We view Average Order Value as a key indicator of the mix of our product offerings chosen by our customers, the mix of promotional discounts, and the purchasing behavior of our customers.

Orders per Customer

We define Orders per Customer as the number of Orders in a given reporting period divided by the number of Customers in that period.  We view Orders per Customer as a key indicator of our customers’ purchasing patterns, including their repeat purchase behavior.

Average Revenue per Customer

We define Average Revenue per Customer as our net revenue from our meal, wine and market products sold on our e-commerce platforms in a given reporting period divided by the number of Customers in that period.  We view Average Revenue per Customer as a key indicator of our customers’ purchasing patterns, including their repeat purchase behavior.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest income (expense), net, other operating expense, other income (expense), net, benefit (provision) for income taxes, depreciation and amortization and share-based compensation expense.  We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business.  Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results.  Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP.

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

Impact of COVID-19 on our Business

The COVID-19 pandemic had a material impact on our consolidated financial statements for the three and six months ended June 30, 2020. It has resulted, and is expected to continue to result for at least the near and immediate term, in significant economic disruptions and changes to consumer behaviors in the United States, which has impacted and is expected to continue to impact our business.

Since late March 2020, we have experienced a significant increase in demand primarily as a result of changes to consumer behaviors resulting from the various stay-at-home orders and restaurant and other restrictions that have been placed on consumers throughout much of the United States in response to the COVID-19 pandemic, which continue to be in effect to varying levels across the United States. This increased demand may not continue at current levels, if at all, depending on the duration and severity of the COVID-19 pandemic, the length of time stay-at-home orders and restaurant and other restrictions continue to stay in effect to a significant extent and for economic and operating conditions, and consumer behaviors to resume to levels prior to the COVID-19 pandemic and numerous other uncertainties.

In response to the increased demand, we have taken action to increase capacity at our fulfillment centers, including continuing to hire new personnel and temporarily reducing variety in menu options, which limits the need to change production lines and allows for more time to pack meal kits. During the COVID-19 pandemic, we have also seen higher than normal rates of absenteeism among our fulfillment center workforce and, at times, we have experienced difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers. As a result, we have also closed, and may again in the future close, some weekly offering cycles early to cap orders as we continue to increase headcount to meet demand. At the same time, we have taken a variety of safety measures following federal, state and local guidelines at our fulfillment centers’ operations. These safety measures include enhanced daily cleaning and disinfection policies, enhanced personal hygiene efforts and implementing social distancing efforts and awareness throughout the fulfillment centers. To date, while we have held production at times in order to implement some of our enhanced sanitation measures, we have not experienced significant disruptions in our fulfillment centers and we have not experienced any significant disruptions in our supply chain or any significant carrier interruptions or delays. Furthermore, in response to the increased demand, we intentionally slowed and adjusted our marketing spend in the short-term, but we increased our marketing spend at the end of the second quarter and we expect to reengage in additional marketing spend as part of our previously announced growth strategy to retain existing and attract new customers. As a result of the challenges we have seen from time to time in hiring a sufficient workforce to adequately staff our fulfillment centers and in order to manage increased demand, we also made a decision to delay certain new product offerings that are part of our growth strategy, which may negatively impact net revenue in future periods.

The impact of the COVID-19 pandemic may have other adverse impacts on our business, operations, and financial results and condition, including, among other things, as a result of adverse impacts on our management team, our employees, our fulfillment center operations, consumer behaviors and on the overall economy. Significant uncertainty exists regarding the magnitude and duration of the economic and social effects of the COVID-19 pandemic and therefore we cannot predict the full extent of the positive or negative impacts this will have on our business, operations, and financial results and condition in future periods. In particular, the positive trends on our operating results that we saw in the three and six months ended June 30, 2020 may not continue at current levels, if at all, and in future periods, trends may return to levels experienced in periods prior to the COVID-19 pandemic.

Please see “Risk Factors” under Part II, Item 1A for further discussion regarding risks associated with the COVID-19 pandemic.

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our 2-Serving and 4-Serving Plans.  We also generate net revenue through sales of Blue Apron Wine, which we began offering in September 2015, and through sales on Blue Apron Market, which we launched in November 2014. For the three months and six months ended June 30, 2020 and 2019, we derived substantially all of our net revenue from sales of our meals through our direct-to-consumer platform.  We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue.  Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter.  For example, prior to the economic and social impact of the COVID-19 pandemic in 2020, we historically anticipated that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we historically anticipated lower customer engagement. We cannot predict the ongoing impact that the COVID-19 pandemic may have on seasonality, although even with the continued expected positive impact on our business from the COVID-19 pandemic in the third quarter of 2020, we currently anticipate that we will see lower quarterly sequential net revenue in the third quarter of 2020 than we saw in the second quarter of 2020. In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. For example, prior to the impact of the COVID-19 pandemic on demand for our product, our deliberate reduction in marketing expenses to focus on the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention has negatively impacted our net revenue. In addition, in order to manage heightened demand, we made a decision to cut back on certain existing product offerings and delay certain future new product offerings to meet increased demand relating to the COVID-19 pandemic, which may impact net revenue in future periods.

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

Cost of Goods Sold, excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization, consists of product and fulfillment costs.  Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for our meals, inbound shipping costs, and cost of products sold through Blue Apron Wine and Blue Apron Market.  Fulfillment costs consist of costs incurred in the shipping and handling of inventory, including the shipping costs to our customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies. In the near-term we expect that these expenses will be higher because of the various actions taken to increase capacity and safety measures at our fulfillment centers in response to the COVID-19 pandemic. Over time, we expect such expenses to decrease as a percentage of net revenue as we continue to focus on operational improvements and optimizing our fulfillment center operations.

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

We expect marketing expenses to continue to comprise a significant portion of our operating expenses in support of our growth strategy while also continuing to focus on efficiency and our customer acquisition strategy to target consumers that we believe will exhibit high affinity and retention through marketing channels we believe to be the most efficient. We anticipate that our marketing strategies, including the timing and extent of our marketing investments, will be informed by our strategic priorities, including our ability to implement our growth strategy, the sufficiency of our cash resources, the seasonal trends in our business, and the competitive landscape of our market, and will fluctuate from quarter-to-quarter and have a significant impact on our quarterly results of operations. We also anticipate that our near-term marketing strategies and investments will be impacted by the COVID-19 pandemic and we may reduce or increase marketing expenditures in future periods to continue to help us manage demand to meet future capacity constraints.

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities’ costs such as occupancy and rent costs for our corporate offices and fulfillment centers; and payment processing fees, professional fees, and other general corporate and administrative costs. Over time, we expect such expenses to decrease as a percentage of net revenue as we realize the savings from our closure of the Arlington facility and we continue to focus on cost optimization.

Depreciation and Amortization

Depreciation and amortization consists of depreciation expense for our property and equipment and amortization expense for capitalized software development costs.

Other Operating Expense

Other operating expense includes charges related to the Arlington facility closure announced in February 2020 and the Arlington facility downsizing announced in January 2019, as well as a non-cash gain, net of a termination fee, on the Fairfield lease termination in March 2020.

Interest Income (Expense), Net

Interest income and expense consists primarily of interest expense associated with our revolving credit facility, capital lease financings, and build-to-suit lease financings offset by interest income on cash and cash equivalents balances.

Benefit (Provision) for Income Taxes

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one-time items, and the impact of valuation allowances. For the three months ended June 30, 2020 and 2019, we recorded nominal tax expense, resulting in an effective tax rate of 1.7% and (0.2)%, respectively. For the six months ended June 30, 2020 and 2019, we recorded nominal tax expense, resulting in an effective tax rate of (0.1)% and (0.2)%, respectively. We continue to maintain a valuation allowance for federal and certain state tax jurisdictions.  Our tax provision results from state taxes in a jurisdiction in which net operating losses were not available to offset our tax obligations.

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

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Net revenue	$131,040	$119,166	$232,897	$261,056
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	77,868	71,473	138,506	154,177
Marketing	11,561	9,713	26,593	23,947
Product, technology, general and administrative	32,493	35,118	66,710	74,266
Depreciation and amortization	6,175	8,372	12,928	16,976
Other operating expense	269	—	3,467	230
Total operating expenses	128,366	124,676	248,204	269,596
Income (loss) from operations	2,674	(5,510)	(15,307)	(8,540)
Interest income (expense), net	(1,541)	(2,226)	(3,696)	(4,458)
Income (loss) before income taxes	1,133	(7,736)	(19,003)	(12,998)
Benefit (provision) for income taxes	(19)	(12)	(28)	(25)
Net income (loss)	$1,114	$(7,748)	$(19,031)	$(13,023)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	59.4%	60.0%	59.5%	59.1%
Marketing	8.8%	8.2%	11.4%	9.2%
Product, technology, general and administrative	24.8%	29.5%	28.6%	28.4%
Depreciation and amortization	4.7%	7.0%	5.6%	6.5%
Other operating expense	0.2%	—%	1.5%	0.1%
Total operating expenses	98.0%	104.6%	106.6%	103.3%
Income (loss) from operations	2.0%	(4.6)%	(6.6)%	(3.3)%
Interest income (expense), net	(1.2)%	(1.9)%	(1.6)%	(1.7)%
Income (loss) before income taxes	0.9%	(6.5)%	(8.2)%	(5.0)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	0.9%	(6.5)%	(8.2)%	(5.0)%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net Revenue

	Three Months Ended
	June 30,
	2020	2019	% Change

	(In thousands)
Net revenue	$131,040	$119,166	10%

Net revenue increased by $11.9 million, or 10%, to $131.0 million for the three months ended June 30, 2020 from $119.2 million for the three months ended June 30, 2019. The increase in net revenue was primarily due to an increase in Orders per Customer and Average Order Value during the three months ended June 30, 2020 as customers chose to order more frequently and more meals per order as a result of, in part, the stay-at-home orders and restaurant and other restrictions that remained in effect to varying degrees during the second quarter of 2020 throughout much of the United States in response to the COVID-19 pandemic.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	June 30,
	2020	2019	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$77,868	$71,473	9%
% of net revenue	59.4%	60.0%

Cost of goods sold, excluding depreciation and amortization, increased by $6.4 million, or 9%, to $77.9 million for the three months ended June 30, 2020 from $71.5 million for the three months ended June 30, 2019. This increase was primarily driven by an increase in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 59.4% for the three months ended June 30, 2020 from 60.0% for the three months ended June 30, 2019. The decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

●	a decrease of 160 basis points in shipping and fulfillment packaging costs largely driven by operational and pricing improvements and increased use of more cost-effective fulfillment packaging;
●	a decrease of 30 basis points in food and product packaging driven by enhanced planning and procurement strategies, as well as process improvements in our fulfillment center operations; partially offset by
●	an increase of 130 basis points in labor costs largely due to increased usage of higher-priced temporary labor, as well as wage increases and attendance bonuses put in place as incentives for frontline employees to increase capacity at our fulfillment centers in response to meeting higher demand resulting from the COVID-19 pandemic.

Marketing

	Three Months Ended
	June 30,
	2020	2019	% Change

	(In thousands)
Marketing	$11,561	$9,713	19%
% of net revenue	8.8%	8.2%

Marketing expenses increased by $1.9 million, or 19.0%, to $11.6 million for the three months ended June 30, 2020 from $9.7 million for the three months ended June 30, 2019. The increase was seen across various online paid channels. As a percentage of net revenue, marketing expenses increased to 8.8% for the three months ended June 30, 2020 from 8.2% for the three months ended June 30, 2019. This increase as a percentage of net revenue included an increase of 110 basis points in online paid channels, partially offset by a decrease of 40 basis points in offline paid channels and a decrease of 10 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders.

Product, Technology, General and Administrative

	Three Months Ended
	June 30,
	2020	2019	% Change

	(In thousands)
Product, technology, general and administrative	$32,493	$35,118	(7)%
% of net revenue	24.8%	29.5%

Product, technology, general and administrative expenses decreased by $2.6 million, or 7%, to $32.5 million for the three months ended June 30, 2020 from $35.1 million for the three months ended June 30, 2019. This decrease was primarily due to continued focus on expense management, including:

●	a decrease of $2.9 million in corporate overhead and administrative costs;
●	a decrease of $0.5 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent; partially offset by
●	an increase of $0.8 million in personnel costs primarily driven by increases in bonuses. The year-over-year increase in bonuses was mainly due to certain bonus expense reversals recorded in the three months ended June 30, 2019, resulting from changes in expected annual bonus targets. Such expense reversals did not repeat in the three months ended June 30, 2020.

As a percentage of net revenue, product, technology, general and administrative expenses decreased 470 basis points to 24.8% for the three months ended June 30, 2020 from 29.5% for the three months ended June 30, 2019 primarily due to the scaling of our business to meet heightened demand.

Depreciation and Amortization

	Three Months Ended
	June 30,
	2020	2019	% Change

	(In thousands)
Depreciation and amortization	$6,175	$8,372	(26)%
% of net revenue	4.7%	7.0%

Depreciation and amortization decreased by $2.2 million, or 26%, to $6.2 million for the three months ended June 30, 2020 from $8.4 million for the three months ended June 30, 2019. This decrease was primarily driven by lower investments as well as impairment charges and write-offs on long-lived assets. As a percentage of net revenue, depreciation and amortization decreased to 4.7% for the three months ended June 30, 2020 from 7.0% for the three months ended June 30, 2019.

Other Operating Expense

Other operating expense for the three months ended June 30, 2020 and 2019 was $0.3 million and $0.0 million, respectively. Other operating expense for the three months ended June 30, 2020 includes exit costs relating to the Arlington facility closure announced in February 2020.

Income (Loss) from Operations

	Three Months Ended
	June 30,
	2020	2019	% Change

	(In thousands)
Income (loss) from operations	$2,674	$(5,510)	(149)%
% of net revenue	2.0%	(4.6)%

Income (loss) from operations for the three months ended June 30, 2020 and 2019 was $2.7 million and $(5.5) million, respectively. This change was due to an increase in net revenue of $11.9 million, which was partially offset by an increase in operating expenses of $3.7 million. As a percentage of net revenue, income (loss) from operations was 2.0% and (4.6)% for the three months ended June 30, 2020 and 2019, respectively. This improvement was primarily driven by decreases as a percentage of net revenue in product, technology, general and administrative expenses, depreciation and amortization, and cost of goods sold, excluding depreciation and amortization, partially offset by an increase in marketing expenses and other operating expense as a percentage of net revenue for the reasons set forth above.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended June 30, 2020 and 2019 was $(1.5) million and $(2.2) million, respectively. This decrease in interest income (expense), net was primarily due to a decrease in interest expense associated with build-to-suit lease financings of $0.6 million as a result of the Fairfield lease termination and a decrease of $0.6 million of interest expense incurred on outstanding borrowings under our revolving credit facility, partially offset by decreased interest income on cash and cash equivalents of $0.5 million in the three months ended June 30, 2020.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the three months ended June 30, 2020 and 2019, respectively, reflects state income taxes in a jurisdiction in which net operating losses were not available to offset our tax obligations.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net Revenue

	Six Months Ended
	June 30,
	2020	2019	% Change

	(In thousands)
Net revenue	$232,897	$261,056	(11)%

Net revenue decreased by $28.2 million, or 11%, to $232.9 million for the six months ended June 30, 2020 from $261.1 million for the six months ended June 30, 2019. The decrease in net revenue was primarily due to a decrease in Customers during the six months ended June 30, 2020 as a result of the continuing impact of the deliberate reduction in marketing spend in prior periods while we continue to strategically invest in the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Six Months Ended
	June 30,
	2020	2019	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$138,506	$154,177	(10)%
% of net revenue	59.5%	59.1%

Cost of goods sold, excluding depreciation and amortization, decreased by $15.7 million, or 10%, to $138.5 million for the six months ended June 30, 2020 from $154.2 million for the six months ended June 30, 2019. This decrease was primarily driven by a decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 59.5% for the six months ended June 30, 2020 from 59.1% for the six months ended June 30, 2019. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

●	an increase of 80 basis points in labor costs largely due to increased usage of higher-priced temporary labor, as well as wage increases and attendance bonuses put in place as incentives for frontline employees to increase capacity at our fulfillment centers in response to meeting higher demand resulting from the COVID-19 pandemic; partially offset by
●	a decrease of 40 basis points in food and product packaging driven by enhanced planning and procurement strategies, as well as process improvements in our fulfillment center operations.

Marketing

	Six Months Ended
	June 30,
	2020	2019	% Change

	(In thousands)
Marketing	$26,593	$23,947	11%
% of net revenue	11.4%	9.2%

Marketing expenses increased by $2.7 million, or 11%, to $26.6 million for the six months ended June 30, 2020 from $23.9 million for the six months ended June 30, 2019. The increase was seen across various offline and online paid channels. As a percentage of net revenue, marketing expenses increased to 11.4% for the six months ended June 30, 2020 from 9.2% for the six months ended June 30, 2019. This increase as a percentage of net revenue included an increase of 180 basis points in online paid channels, an increase of 90 basis points in offline paid channels, partially offset by a decrease of 40 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders.

Product, Technology, General and Administrative

	Six Months Ended
	June 30,
	2020	2019	% Change

	(In thousands)
Product, technology, general and administrative	$66,710	$74,266	(10)%
% of net revenue	28.6%	28.4%

Product, technology, general and administrative expenses decreased by $7.6 million, or 10%, to $66.7 million for the six months ended June 30, 2020 from $74.3 million for the six months ended June 30, 2019. This decrease was primarily due to continued focus on expense management, including:

●	a decrease of $3.9 million in corporate overhead and administrative costs, which includes a decrease of $1.1 million in payment processing fees driven by lower net revenue;
●	a decrease of $2.2 million in personnel costs primarily driven by lower headcount in corporate and other managerial positions; and
●	a decrease of $1.3 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent.

As a percentage of net revenue, product, technology, general and administrative expenses increased 20 basis points to 28.6% for the six months ended June 30, 2020 from 28.4% for the six months ended June 30, 2019 driven by expenses incurred to support our business.

In February 2020, we announced the closure of our Arlington, Texas fulfillment center and the consolidation of production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey and Richmond, California fulfillment centers. As a result, during the six months ended June 30, 2020, we incurred charges of approximately $8.4 million, including $7.6 million of non-cash impairment charges on long-lived assets, $0.4 million of employee-related expenses, primarily consisting of severance payments, and $0.4 million of other exit costs, most of which resulted in cash expenditures in the second quarter of 2020. We estimate annual savings of approximately $8.0 million.

Depreciation and Amortization

	Six Months Ended
	June 30,
	2020	2019	% Change

	(In thousands)
Depreciation and amortization	$12,928	$16,976	(24)%
% of net revenue	5.6%	6.5%

Depreciation and amortization decreased by $4.1 million, or 24%, to $12.9 million for the six months ended June 30, 2020 from $17.0 million for the six months ended June 30, 2019. This decrease was primarily driven by lower investments as well as impairment charges and write-offs on long-lived assets. As a percentage of net revenue, depreciation and amortization decreased to 5.6% for the six months ended June 30, 2020 from 6.5% for the six months ended June 30, 2019.

Other Operating Expense

Other operating expense for the six months ended June 30, 2020 and 2019 was $3.5 million and $0.2 million, respectively. Other operating expense for the six months ended June 30, 2020 represents charges of $8.4 million related to the Arlington facility closure announced in February 2020, including $7.6 million of non-cash impairment charges on long-lived assets, $0.4 million of employee-related expenses, primarily consisting of severance payments, and $0.4 million of other exit costs, partially offset by a $4.9 million non-cash gain, net of a $1.5 million termination fee, on the Fairfield lease termination in March 2020. Other operating expense for the six months ended June 30, 2019 includes $0.2 million of employee-related expenses consisting of severance payments relating to the Arlington facility downsizing announced in January 2019.

Income (Loss) from Operations

	Six Months Ended
	June 30,
	2020	2019	% Change

	(In thousands)
Income (loss) from operations	$(15,307)	$(8,540)	79%
% of net revenue	(6.6)%	(3.3)%

Income (loss) from operations for the six months ended June 30, 2020 and 2019 was $(15.3) million and $(8.5) million, respectively. This change was due to a decrease in net revenue of $28.2 million, which was partially offset by a decrease in operating expenses of $21.4 million. As a percentage of net revenue, income (loss) from operations was (6.6)% and (3.3)% for the six months ended June 30, 2020 and 2019, respectively. This increase was primarily driven by increases as a percentage of net revenue in marketing expenses, other operating expense, cost of goods sold, excluding depreciation and amortization, and product, technology, general and administrative, partially offset by a decrease in depreciation and amortization as a percentage of net revenue for the reasons set forth above.

Interest Income (Expense), Net

Interest income (expense), net for the six months ended June 30, 2020 and 2019 was $(3.7) million and $(4.5) million, respectively. This decrease in interest income (expense), net was primarily due to a decrease of $1.1 million in interest expense incurred on outstanding borrowings under our revolving credit facility, a decrease of $0.6 million associated with build-to-suit lease financings as a result of the Fairfield lease termination, partially offset by decreased interest income on cash and cash equivalents of $0.9 million in the six months ended June 30, 2020.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the six months ended June 30, 2020 and 2019, respectively, reflects state income taxes in a jurisdiction in which net operating losses were not available to offset our tax obligations.

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

Our adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable GAAP equivalent. Some of these limitations are:

●	adjusted EBITDA excludes share-based compensation expense, as share-based compensation expense has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
●	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
●	adjusted EBITDA excludes other operating expense, as other operating expense represents non-cash impairment charges on long-lived assets, a non-cash gain, net of a termination fee, on lease termination, and restructuring costs;
●	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
●	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
●	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

Our free cash flow is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of free cash flow rather than net cash from (used in) operating activities, which is the most directly comparable GAAP equivalent. Some of these limitations are:

●	free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt repayments or capital lease obligations that are not deducted from the measure; and
●	other companies, including companies in our industry, may calculate free cash flow differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, adjusted EBITDA and free cash flow together with other financial information presented in accordance with GAAP.

The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$1,114	$(7,748)	$(19,031)	$(13,023)
Share-based compensation	2,009	1,622	4,249	4,457
Depreciation and amortization	6,175	8,372	12,928	16,976
Other operating expense	269	—	3,467	230
Interest (income) expense, net	1,541	2,226	3,696	4,458
Provision (benefit) for income taxes	19	12	28	25
Adjusted EBITDA	$11,127	$4,484	$5,337	$13,123

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$15,673	$(2,920)	$3,069	$2,218
Purchases of property and equipment	(1,229)	(1,090)	(2,840)	(2,824)
Free cash flow	$14,444	$(4,010)	$229	$(606)

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers. In August 2016, we entered into a revolving credit and guaranty agreement (the “revolving credit facility”) that was subsequently amended, most recently in October 2019. We also finance our operations through payments received from customers.

Total debt, net of debt issuance costs, was $53.8 million as of June 30, 2020 and $53.5 million as of December 31, 2019, which includes a fully-drawn revolving credit facility. As of June 30, 2020, we had $54.7 million in outstanding borrowings and $0.3 million in issued letters of credit under the revolving credit facility. The remaining borrowing capacity on the revolving credit facility is $0.0 million. The revolving credit facility contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. Financial covenants include a requirement for us to maintain a minimum aggregate liquidity balance of $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end, and in the event we have positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement. Non-compliance with the covenants would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. As of June 30, 2020, and December 31, 2019, we were in compliance with all of the covenants under the revolving credit facility. See “Revolving Credit Facility” below for further discussion on the revolving credit facility.

Cash and cash equivalents consist of cash on hand, money market accounts, and amounts held by third party financial institutions for credit and debit card transactions, which generally settle within three business days. Because we generally charge credit cards in advance of shipment and, historically, customers have most frequently requested delivery of their meals earlier in the week, amounts due for credit and debit card transactions as of the end of a financial reporting period may fluctuate significantly based upon the day of the week on which that period ends. Total cash and cash equivalents was $45.4 million as of June 30, 2020 and $43.5 million as of December 31, 2019.

Total restricted cash was $1.7 million as of June 30, 2020 and $2.9 million as of December 31, 2019, of which $1.1 million and $2.9 million, respectively, is classified as a long-term asset, and $0.6 million and $0.0 million, respectively, is classified as a short-term asset. Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases, as well as cash held in escrow related to a pending legal judgment that was returned to us in the second quarter of 2020 following final resolution of the case.

We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities. Our working capital was $(27.4) million as of June 30, 2020 and $(26.2) million as of December 31, 2019.

We have experienced significant net losses in each year since inception including $61.1 million, $122.1 million, and $210.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. We have also experienced negative operating cash flows of $16.5 million, $76.9 million, and $152.4 million, for the years ended December 31, 2019, 2018, and 2017, respectively. For the six months ended June 30, 2020 and 2019, we incurred net losses of $19.0 million and $13.0 million, respectively, and generated operating cash flows of $3.1 million and $2.2 million, respectively. We have also made investments in capital expenditures to support our business, including $2.8 million for each of the six months ended June 30, 2020 and 2019. In addition, we have continued to see significant negative trends in our net revenue, including year-over-year declines of 11% and 31% for the six months ended June 30, 2020 and 2019, respectively. While the year-over-year declines in net revenue have narrowed in more recent periods, and trends in net loss and operating cash flows have improved during the six months ended June 30, 2020, that narrowing and improvement is largely due to heightened demand driven by the various stay-at-home orders and restaurant and other restrictions on consumers that have been enacted, and remain in effect to varying degrees, throughout much of the United States in response to the COVID-19 pandemic. These positive trends on our operating results may not continue at current levels, if at all, depending on the duration and severity of the COVID-19 pandemic, and trends in future periods may return to levels experienced in periods prior to the COVID-19 pandemic.

We are currently continuing to pursue our previously announced strategy to drive customer and revenue growth alongside managing heightened demand resulting from the COVID-19 pandemic, and our board of directors continues to evaluate a range of strategic alternatives to maximize shareholder value, which, together with cost optimization initiatives, is being undertaken to provide additional liquidity to support the execution of our growth strategy and continued investments in our business. Our ability, including the timing and extent, to successfully execute our growth strategy is inherently uncertain and is dependent on our ability to raise capital, and to implement the initiatives and deliver the results as forecasted, among other factors. Due to this uncertainty, if we are unable to sufficiently deliver results from our strategy and/or effectively manage expenses and cash flows, we may not be able to maintain compliance with our financial covenants in future periods, resulting in an event of default under our revolving credit facility. Given our current liquidity position, upon an event of default, if we were unable to obtain a waiver or successfully renegotiate the terms of our revolving credit facility with our lenders, and the lenders enforced one or more of their rights upon default, we would be unable to meet our current obligations.

However, if we are unable to sufficiently execute our growth strategy, we believe we have plans to effectively manage expenses and cash flows in order to maintain compliance with our debt covenants. This includes significant expense reductions in areas that we have identified in product, technology, general and administrative costs, marketing expenses, and capital expenditures. A significant portion of our costs is discretionary in nature and, if needed, we have the ability to reduce or delay spending in order to reduce expenses and cash outflows. While reductions in spending, particularly marketing and capital expenditures, will negatively impact our net revenue and our ability to execute our growth strategy, we plan to execute such reductions to the extent needed in order to comply with our debt covenants and to achieve savings to reinvest in the business.

For example, in February 2020, we announced the closure of our Arlington, Texas fulfillment center and the consolidation of production volume from the Arlington, Texas fulfillment center into our Linden, New Jersey and Richmond, California fulfillment centers, which is estimated to generate annual savings of approximately $8.0 million.

We have also previously demonstrated an ability to implement various cost reduction initiatives. For example, in January 2019, we implemented a downsizing and transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center to further optimize fulfillment center efficiencies. In November 2018 and October 2017, we implemented workforce reductions to generate savings in product, technology, general and administrative expenses, and cost of goods sold, excluding depreciation and amortization. As a result of these actions, along with other cost optimization initiatives, we have reduced our year-over-year product, technology, general and administrative expenses by approximately 7%, or $2.6 million, and 31%, or $16.0 million, respectively, for the three months ended June 30, 2020 and 2019, and 10%, or $7.6 million, and 26%, or $26.3 million, respectively, for the six months ended June 30, 2020 and 2019. In addition, while we reaccelerated our marketing efforts in the three months and six months ended June 30, 2020, we have significantly reduced our marketing expenses over the past 12 months. We also reduced our year-over-year spending on capital expenditures over the past 12 months by 36%, or $3.0 million.

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

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Net cash from (used in) operating activities	$3,069	$2,218
Net cash from (used in) investing activities	(2,727)	(2,701)
Net cash from (used in) financing activities	366	(50)
Net increase (decrease) in cash, cash equivalents, and restricted cash	708	(533)
Cash, cash equivalents, and restricted cash–beginning of period	46,443	97,307
Cash, cash equivalents, and restricted cash–end of period	$47,151	$96,774

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities.

For the six months ended June 30, 2020, net cash from (used in) operating activities was $3.1 million and consisted of net income (loss) of $(19.0) million, primarily non-cash items of $19.7 million and a net change in operating assets and liabilities of $2.4 million. Changes in operating assets and liabilities were primarily driven by decreases in receivables and inventory of $4.6 million and increases in accounts payable, other noncurrent assets and liabilities, and deferred revenue of $4.7 million, partially offset by a decrease in accrued expenses and other current liabilities of $5.4 million and an increase in prepaid expenses and other current assets of $1.6 million. For the six months ended June 30, 2019, net cash from (used in) operating activities was $2.2 million and consisted of net income (loss) of $(13.0) million, non-cash items of $20.9 million and a net change in operating assets and liabilities of $(5.7) million. Changes in operating assets and liabilities were primarily driven by decreases in accrued expenses and other current liabilities and deferred revenue of $9.6 million, and an increase in other noncurrent assets and liabilities of $2.7 million, partially offset by decreases in prepaid expense and other current assets, inventory, and receivables of $3.8 million, and an increase in accounts payable of $2.8 million.

Net Cash from (used in) Investing Activities

Net cash from (used in) investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.

For the six months ended June 30, 2020, net cash from (used in) investing activities was $(2.7) million and consisted primarily of $(2.8) million for purchases of property and equipment, of which approximately $(1.5) million relates to capitalized software costs.  Cash paid for capital expenditures in the six months ended June 30, 2020 was primarily driven by acquisition of fixed assets and development of software to support business initiatives and ongoing product expansion. For the six months ended June 30, 2019, net cash from (used in) investing activities was $(2.7) million and consisted primarily of $(2.8) million for purchases of property and equipment, of which approximately $(1.6) million relates to capitalized software costs.  Cash paid for capital expenditures in the six months ended June 30, 2019 was primarily driven by acquisition of fixed assets and development of software to support business initiatives and ongoing product expansion. As of June 30, 2020, our projected capital expenditures are expected to amount to approximately $8.0 million to $12.0 million in the aggregate over the next twelve months. The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual scale of our business, and may vary significantly from our estimates.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from exercises of stock options and principal payments on capital lease obligations.

For the six months ended June 30, 2020, net cash from (used in) financing activities was $0.4 million and consisted primarily of proceeds from the exercise of stock options, partially offset by principal payments on capital lease obligations. For the six months ended June 30, 2019, net cash from (used in) financing activities was $(0.0) million and consisted primarily of principal payments on capital lease obligations and payments of debt issuance costs, partially offset by proceeds from the exercise of stock options.

Free Cash Flow

We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment. Our free cash flow was $0.2 million and $(0.6) million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, free cash flow consisted of $3.1 million of net cash from (used in) operating activities and $(2.8) million for purchases of property and equipment, of which approximately $(1.5) million relates to capitalized software costs. For the six months ended June 30, 2019, free cash flow consisted of $2.2 million of net cash from (used in) operating activities and $(2.8) million for purchases of property and equipment, of which approximately $(1.6) million relates to capitalized software costs. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

Revolving Credit Facility

As discussed above, in August 2016, we entered into the revolving credit facility with a maximum amount available to borrow of $150.0 million. The borrower under the revolving credit facility is our wholly-owned subsidiary, Blue Apron, LLC. In May 2017 and June 2017, we executed amendments to the agreement that each increased the total commitments by $25.0 million, resulting in a total commitment of $200.0 million. In October 2018, we amended and refinanced the revolving credit facility (the “2018 credit facility refinancing”) to, among other things, reduce the aggregate lender commitments from $200.0 million to $85.0 million and extend the final maturity date of the revolving credit facility from August 26, 2019 to February 26, 2021. In connection with the 2018 credit facility refinancing, we repaid $41.4 million of indebtedness. In October 2019, we further amended and refinanced the revolving credit facility (the “2019 credit facility refinancing”) to, among other things, further reduce the aggregate lender commitments from $85.0 million to $55.0 million and extend the final maturity date of the revolving credit facility to August 26, 2021. In connection with the 2019 credit facility refinancing, we repaid $28.9 million of indebtedness in October 2019. Our revolving credit facility also requires us to use a portion of the proceeds of certain equity issuances to repay indebtedness outstanding under the revolving credit facility and, upon any such repayment, the aggregate lender commitment under the revolving credit facility will be reduced by an amount equal to the prepayment amount.

As of June 30, 2020 and December 31, 2019, we had $54.7 million in outstanding borrowings under the revolving credit facility, and $0.3 million in issued letters of credit under the revolving credit facility.

Subsequent to the 2019 credit facility refinancing, borrowings under the revolving credit facility bore interest, at our option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period plus 1.00% (the “base rate”), plus in each case a margin of 3.25%, or (2) an adjusted LIBOR rate (the “eurodollar rate”) plus a margin of 4.25%. Prior to the 2019 credit facility refinancing, base rate loans bear interest at a rate equal to the base rate plus a margin of 3.00% and eurodollar rate loans bear interest at a rate equal to the eurodollar rate plus a margin of 4.00%. We are also obligated under the revolving credit facility to pay certain customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The obligations under the revolving credit facility are guaranteed by Blue Apron Holdings, Inc. Obligations under the revolving credit facility are secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of June 30, 2020 and December 31, 2019, financial covenants included a requirement to maintain a minimum aggregate liquidity balance of $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end and, in the event we had positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain revised specified thresholds as defined in the revolving credit and guaranty agreement.

Non-compliance with the covenants under the revolving credit facility would result in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. As of June 30, 2020 and December 31, 2019, we were in compliance with all of the covenants under the revolving credit facility. Our future compliance with the covenants under the revolving credit facility will be dependent on, among other factors, our ability to maintain positive consolidated total net debt or generate sufficient quarterly consolidated adjusted EBITDA. Failure to comply with any covenants under the revolving credit facility could have a material adverse effect on our business, financial condition, and results of operation as described in the section titled “Risk Factors” under Part II, Item 1A below.

Contractual Obligations

On March 30, 2020, we terminated the lease for our Fairfield facility. In connection with the lease termination, we paid a termination fee in the amount of $1.5 million in the second quarter of 2020, which released us from all future minimum lease payments related to this facility of $32.9 million, which otherwise would have expired in 2028. Other than the borrowings disclosed above in the "Revolving Credit Facility" section and changes which occur in the normal course of business, as of June 30, 2020, there were no other significant changes to the contractual obligations reported at December 31, 2019 in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, except for operating leases and letters of credit entered into in the normal course of business as discussed above.

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

Emerging Growth Company Status

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the “JOBS” Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months, and have filed one annual report on Form 10-K), or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the IPO. The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop. Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018. Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018. On April 22, 2020, the Court entered an order (i) denying the motion to dismiss insofar as Plaintiffs’ allegations pertained to certain of the disclosures in the registration statement and prospectus claimed by plaintiff, and (ii) narrowing the factual issues in the case. The case is currently in the discovery phase. The Company is also subject to two putative class action lawsuits filed in New York Supreme Court alleging federal securities law violations in connection with the IPO, which are substantially similar to the above-referenced federal court action. Those cases were stayed pending resolution of the motion to dismiss filed in the federal court action. The Company is unable to provide any assurances as to the ultimate outcome of any of these lawsuits or that an adverse resolution of any of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In June 2020, certain of the Company’s current and former officers and directors were named as defendants in a shareholder derivative action filed in the Eastern District of New York, captioned Jeffrey Peters v. Matthew B. Salzberg, et al., 1:20-cv-02627. The complaint seeks contribution from the officer and director defendants for any damages that the Company may incur as a result of the above-referenced class action lawsuit, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws. The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center. The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law. Plaintiffs’ counsel filed a separate class action lawsuit alleging largely the same claims, but covering a longer period, which is now pending in the United States District Court for the Northern District of California. A mediation was held on November 20, 2019, at which time the cases were not resolved. On December 16, 2019, Plaintiff filed a motion for class certification in federal court. On December 18, 2019, the parties entered into a Memorandum of Understanding which, if finalized and approved by the court, will resolve both actions in their entirety. The parties finalized a settlement agreement on March 2, 2020 and the court has vacated all other deadlines in the class-action case, including the due date for the Company’s opposition to the motion for class certification. In light of a reduced court schedule as a result of the COVID-19 pandemic, the court cancelled the hearing on the motion for preliminary approval of the final settlement agreement which had been scheduled for April 16, 2020, and notified the parties that it will issue a determination on the motion without a hearing. On July 6, 2020, the court granted preliminary approval of the final settlement agreement. If the court does not issue final approval of the settlement agreement, the cases will continue.

If the settlement agreement is not approved by the court, the Company is currently unable to provide any assurances as to the ultimate outcome of these lawsuits or that adverse resolution of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

We have experienced net losses in each year since our inception. In the years ended December 31, 2019, 2018 and 2017, we incurred net losses of $61.1 million, $122.1 million and $210.1 million, respectively. For the six months ended June 30, 2020 and 2019, we incurred net losses of $19.0 million and $13.0 million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to attract new customers, invest in our distribution and fulfillment capabilities, expand our direct-to-consumer product offerings, and enhance our technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our net revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. We incur significant expenses in obtaining and storing ingredients and other products, marketing the products we offer, developing our technology, and operating our fulfillment centers. In addition, many of our expenses, including the costs associated with our fulfillment centers, are fixed. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

We may require additional capital to fund our existing operations and will require additional capital to fund any future expansion of our business, including our strategic plan to return to net revenue growth, and our inability to obtain such capital, or to adequately manage our existing capital resources, could make it difficult for us to comply with certain covenants in our revolving credit facility and could materially adversely affect our business, financial condition and operating results.

To support our existing operations or any future expansion of our business, including our ability to continue to execute our growth strategy, we must have sufficient capital to continue to make investments and to fund our operations. We also must maintain sufficient additional capital to comply with certain covenants in our revolving credit facility, which requires us and our subsidiaries to maintain minimum aggregate amounts of liquidity (defined to include our and our subsidiaries’ unrestricted cash and cash equivalents) and, in the event we have positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds. We cannot assure you that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our existing operations or any growth or to do so while maintaining compliance with these certain covenants in our revolving credit facility. If cash flows from operations are not sufficient or if we fail to adequately manage our available cash and working capital, or sufficiently manage expenses, we may need additional equity or debt financing to provide the funds required to operate our business and we will need additional capital to fund any future expansion of our business. If such financing is not available, or we are unable to refinance our revolving credit facility, on satisfactory terms or at all, we may be unable to operate our business, develop new business or execute on our strategic plan to return to net revenue growth, in each case at the rate desired or at all, and our operating results would suffer. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. For example, covenants contained in our revolving credit facility include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments. Our revolving credit facility also requires us to use a portion of the proceeds of certain equity issuances to repay indebtedness outstanding under the revolving credit facility, and, upon any such repayment, the aggregate lender commitment under the revolving credit facility will be reduced by an amount equal to the prepayment amount. Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to adequately manage our existing capital resources, or to fund our business and strategies would require us to delay, scale back or eliminate some or all of our operations or any future expansion of our business, which could materially adversely affect our business, financial condition and operating results. In addition, if we are unable to deliver results from our growth strategy or otherwise effectively manage expenses and cash flows, we may not be able to maintain compliance with the financial covenants in our revolving credit facility in future periods, which would result in an event of default. Upon an event of default, the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. Given our current liquidity position, upon an event of default, if we are unable to obtain a waiver or successfully renegotiate the terms of our revolving credit facility, the lenders under the revolving credit facility may enforce one or more of their rights upon default. In that case, we may not be able to meet our current obligations and could be forced to react by commencing a bankruptcy or taking other action to maximize the value of our assets, which would materially adversely affect our business, financial condition and operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our exploration and pursuit of strategic alternatives may not be successful.

On February 18, 2020, we announced that our board of directors is evaluating a range of strategic alternatives to maximize stockholder value, including to support the execution of our growth strategy. Our exploration of strategic alternatives, including, among other things, a strategic business combination, a capital raise through the public or private markets, a transaction that results in private ownership or sale of the company or our assets, or some combination of these, may not result in the identification or consummation of any transaction and may not yield additional value for our stockholders. In addition, we have incurred, and may continue to incur, substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring and executing strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. Any potential transaction and the related valuation would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. In the event of a business combination, we may face difficulties in incorporating supply or distribution channels, technology and rights into our existing product offerings, and we may experience unanticipated expenses relating to these and other integration processes.

Our results could be materially and adversely affected by the impact of the COVID-19 pandemic.

The rapid spread of COVID-19 globally, and in particular, across the United States, could materially and adversely impact our business, including as a result of the loss of adequate labor, whether as a result of heightened absenteeism or challenges in recruiting and retention or otherwise, prolonged closures, or series of temporary closures, of one or more fulfillment centers as a result of a COVID-19 outbreak, a government order or otherwise, or supply chain or carrier interruptions or delays. Further, the COVID-19 pandemic has had, and could continue to have, a negative impact on financial markets and economic conditions, which may adversely impact consumer demand for meal kits, which may have a material adverse effect on our business, financial condition and operating results. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, including the duration and severity of the COVID-19 pandemic, the length of time stay-at-home orders and restaurant and other restrictions stay in effect and for economic and operating conditions to return to prior levels, together with resulting consumer behaviors, and numerous other uncertainties, which are highly uncertain and will include emerging information concerning the severity of the COVID-19 pandemic and the actions taken by governments and private businesses to attempt to contain the pandemic.

We continue to monitor our operations and government recommendations and we have made modifications to our normal operations as a result of the COVID-19 pandemic. Our fulfillment centers have experienced, and may experience in the future, disruptions in production, including as a result of planned or unplanned pauses in production to implement additional safety measures, as well as a result of worker absenteeism at higher than normal rates and/or challenges in hiring sufficient workforce. Such disruptions have caused, and could continue to cause, delayed or canceled orders, which could have an adverse effect on our brand and our results of operations. These operational risks related to COVID-19 have impacted, and may continue to impact, the timing of certain new product launches. In addition, in response to the COVID-19 pandemic, our corporate employees, including our test kitchen and creative studio employees, as well as other employees outside of our fulfillment centers, have been required to work remotely since the end of the first quarter of 2020, which may, if prolonged, have an adverse impact on the productivity of certain parts of our workforce, which could negatively impact our business and results of operations.

We may be unable to successfully execute our growth strategy. If we fail to retain our existing customers, cost-effectively acquire new customers, or increase the number of customers we serve, or if we fail to derive profitable net revenue from our customers, our business would be materially adversely affected.

Our growth strategy, and our ability to grow net revenue and operate profitably, will require additional financing and, together with cost optimization initiatives, will depend largely on our ability to retain existing customers, to cost effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us. If we are unable to retain our existing customers, cost effectively acquire new customers, or keep customers engaged, or increase the number of customers we serve, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to approximately 396,000 in the three months ended June 30, 2020 from approximately 449,000 in the three months ended June 30, 2019, although our net revenue increased to $131.0 million from $119.2 million in those same periods as a result of higher average order value and orders per customer resulting largely from the impact of the COVID-19 pandemic While we have experienced an increase in demand as a result of the impact the COVID-19 pandemic has had on consumer behaviors, including due to various stay-at-home orders and restaurant and other restrictions that were effected throughout much of the United States in response to the COVID-19 pandemic, this increased demand may not be sustained following the pandemic as various restrictions on consumer dining options are lifted, or if economic conditions worsen, which could negatively impact consumer spending. In addition, if, as a result of the COVID-19 pandemic, we face significant disruptions in our supply chain, or are unable to continue to operate one or more of our fulfillment centers (including as a result of production holds to implement some of our enhanced sanitation measures as we have done at times or labor shortages) or timely deliver orders to our customers, we may not be able to retain our customers or attract new customers. Further, in response to meeting increased demand and eliminating complexity in our operations, in the second quarter of 2020, we cut back on certain product offerings and we delayed, and we continue to delay, the launch of other new product offerings that are part of our growth strategy, which could have an adverse effect on our ability to retain or attract customers.

We have historically spent significant amounts on advertising and other marketing activities, such as television, digital and social media, direct mail, radio and podcasts, and email, to acquire new customers, retain and engage existing customers, and promote our brand, but in 2019 we reduced marketing expenditure, which had a negative impact on net revenues, although we began to increase marketing expenditures in late 2019. While we have reduced our marketing expenditures from historic levels, we expect our marketing expenses to continue to comprise a significant portion of our operating expenses. For 2019, 2018, and 2017, our marketing expenses were $48.1 million, $117.5 million, and $154.5 million, respectively, representing approximately 10.6%, 17.6%, and 17.5% of net revenue, respectively. For the three months ended June 30, 2020 and 2019, our marketing expenses were $11.6 million and $9.7 million, respectively, representing approximately 8.8% and 8.2% of net revenue, respectively. If we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, we intend to reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the financial covenants in our revolving credit facility, which will negatively and materially impact net revenue and our ability to execute our growth strategy. As a result of our existing and any future reduced marketing activities, we may fail to identify cost-efficient marketing opportunities as we adjust our investments in marketing or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, as a result of which we have deliberately and meaningfully reduced our marketing expenses from historic levels, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors who are not reducing their marketing expenses or limiting their marketing channels. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. In addition, the increased demand we have seen as a result of the various stay-at-home orders and restaurant and other restrictions that were effected throughout most of the United States in response to the COVID-19 pandemic resulted in us temporarily reducing marketing spend; however, as part of our previously announced growth strategy to retain and attract new customers, we began to increase marketing expenditures in the second quarter of 2020 and we expect to continue to increase marketing expenditures in the future as restrictions on consumer behaviors effected in response to the COVID-19 pandemic are lifted and alternative meal options become more readily available. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third-party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results.

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

If we fail to grow net revenue or to effectively manage our net revenue or any future revenue growth, or if we fail to effectively manage costs, our business could be materially adversely affected.

Our net revenue decreased from $881.2 million in 2017 to $667.6 million in 2018 to $454.9 million in 2019. Our net revenue increased to $131.0 million for the three months ended June 30, 2020 from $119.2 million for the three months ended June 30, 2019. The number of our full-time employees decreased from 4,163 at December 31, 2017 to 2,356 at December 31, 2018 and to 1,635 at December 31, 2019 as orders and customers declined. As of June 30, 2020, we had 1,783 full-time employees. If we fail to grow net revenue or if our net revenues decline further, or if we do not effectively manage our costs, or fail to accurately forecast net revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional management, financial, operational, technological and other resources to meet our needs, which may not be available in a cost-effective manner or at all. We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations. If we do not resume net revenue growth or if we do not effectively manage any future growth or costs, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high-quality product offerings, or maintain compliance with certain covenants in our revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, changes to our actual or projected operating results may indicate that the carrying value of our long-lived assets may not be recoverable, which may require us to recognize impairment charges on any of our assets, or require us to reduce investment in the business or engage in additional business restructurings and incur additional restructuring charges. These changes may include any deterioration of operating results, changes in business plans or changes in anticipated cash flows. Any significant shortfall, now or in the future, in net revenue resulting from our inability to resume net revenue growth or to effectively manage our net revenue or any future growth could lead to an indication that the carrying value of our long-lived assets may not be recoverable, which could result in an impairment. Any such charges could materially adversely affect our business, financial condition and operating results.

We have implemented significant reorganization activities in our business, including the closure of our fulfillment center in Arlington, Texas in 2020 and the reductions in the size of our organization in 2018 and 2017. These and other reorganization activities could have long-term adverse effects on our business, including additional attrition in personnel and the failure to achieve the anticipated benefits and savings from these activities.

We have implemented significant reorganization activities in our business to adjust our cost structure, and we may engage in similar reorganization activities in the future. In February 2020, we announced a plan to close our fulfillment center in Arlington, Texas, transferring the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center and our Richmond, California fulfillment center. As part of this plan, in the first and second quarters of 2020 we transferred all of the remaining production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey and Richmond, California fulfillment centers. In addition, in the first quarter of 2019 we transferred a substantial portion of production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center. In November 2018, we implemented a reduction in the number of our employees by approximately 4%, which included departures of members of our management team, and in October 2017 we implemented a company-wide realignment of personnel that resulted in a reduction of approximately 6% of our total workforce across our corporate offices and fulfillment centers. These actions resulted and will continue to result in the loss of employees across various functions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, there is a risk of reduced employee morale and, as a result, we may face further employee attrition. We may also be unable to efficiently transition the production volume between our fulfillment centers or maintain our production efficiencies during or after the transfer.

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

As of June 30, 2020, we had $54.7 million in outstanding borrowings and $0.3 million in issued letters of credit under our revolving credit facility. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to return to net revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and thus reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and placing us at a competitive disadvantage to less-leveraged competitors.

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

The restrictions contained in the revolving credit facility could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or could otherwise restrict our business and strategies, including our strategic plan to return to net revenue growth, which could materially adversely affect our business, financial condition and operating results.

If we fail to successfully improve our customer experience, including by continuing to develop new product offerings and enhancing our existing product offerings, our ability to retain existing customers and attract new customers, our business, financial condition and operating results may be materially adversely affected.

Our customers have a wide variety of options for purchasing food, including traditional and online grocery stores and restaurants, and consumer tastes and preferences may change from time to time, including as a result of the COVID-19 pandemic and the resulting stay-at-home orders and restaurant and other restrictions that have been effected throughout most of the United States which have limited, and continue to limit to varying degrees, some of these options for consumers. Our ability to retain existing customers, attract new customers and increase customer engagement with us will depend in part on our ability to successfully improve our customer experience, including by continuing to create and introduce new product offerings, improving upon and enhancing our existing product offerings and strengthening our customers’ digital interactions with our brand and products, including online and mobile. As a result, we may introduce significant changes to our existing product offerings, develop and introduce new and unproven product offerings, offer our products through new distribution channels and/or revise our customers’ digital experiences. If our new or enhanced product offerings are unsuccessful, including because they fail to generate sufficient revenue or operating profit to justify our investments in them, our business and operating results could be materially adversely affected. Furthermore, new or shifting customer demands, tastes or interests, superior competitive offerings or a deterioration in our product quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model. In addition, we frequently experiment with and test different product offerings and marketing and pricing strategies, as well as our customers’ digital experiences, including by updating our online and mobile platforms. If these experiments, tests and updates are unsuccessful, or if the product offerings and strategies we introduce based on the results of such experiments, tests and updates do not perform as expected, our ability to retain existing customers, attract new customers, and increase customer engagement may be adversely affected.

Developing and launching new product offerings or enhancements to our existing product offerings involves significant risks and uncertainties, including risks related to the reception of such product offerings by our existing and potential future customers, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast demand and related supply), inability to adequately support new offerings or enhancements with sufficient marketing investment and negative publicity in the event such new or enhanced product offerings are perceived to be unsuccessful. In addition, as a result of the increased demand we have seen as a result of the impact the COVID-19 pandemic has had on consumer behaviors, including due to the various stay-at-home orders and restaurant and other restrictions that have been effected, and which remain in effect to varying degrees, throughout most of the United States in response to the COVID-19 pandemic, we have delayed and may continue to delay launching certain new product offerings or cut back on recent new product lines in order to remove some operational complexities to meet demand levels, which may have an adverse effect on our ability to retain or attract new customers. For example, in response to the increase in demand as a result of the COVID-19 pandemic, in order to streamline our operations, we temporarily suspended additional menu options through much of the second quarter of 2020, such as returning to 8 weekly options under our 2-person plan instead of the 11 weekly options we had introduced in the third quarter of 2019, and delaying the national rollout of our meal prep product and other new initiatives. While we have reintroduced prior variety back into our offerings, we may not be able to meet customer demand if we are unable to fully operate our fulfillment centers due to labor shortages or planned or unplanned pauses in production. See “Our results could be materially and adversely affected by the impact of the COVID-19 pandemic.”

We have previously scaled our business rapidly, and significant new initiatives have in the past resulted in, and in the future may result in, operational challenges affecting our business, which challenges may increase as a result of the demand increase we have seen in response to the COVID-19 pandemic. In addition, developing and launching new product offerings and enhancements to our existing product offerings may involve significant upfront capital investments and such investments may not prove to be justified. Any of the foregoing risks and challenges could materially adversely affect our ability to attract and retain customers as well as our visibility into expected operating results, and could materially adversely affect our business, financial condition and operating results.

Food safety and food-borne illness incidents or advertising or product mislabeling may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents (including food tampering or contamination) caused by products we sell, or involving suppliers that supply us with ingredients and other products, could result in the discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs or harm to our reputation. Shipment of adulterated products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.

The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination, whether or not caused by our products, could subject us or our suppliers to a food recall pursuant to the Food Safety Modernization Act of the United States Food and Drug Administration, or FDA, and comparable state laws. The risk of food contamination may be also heightened further due to changes in government funding or a government shutdown. Our meat and poultry suppliers may operate only under inspection by the United States Department of Agriculture, or USDA. While USDA meat and poultry inspections are considered essential services, a government shutdown or lapse in funding may increase the risk that inspectors perform their duties inadequately, fail to report for work, or leave their positions without prompt replacement, potentially compromising food safety. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing customers and a potential negative impact on our ability to retain existing customers and attract new customers due to negative consumer experiences or as a result of an adverse impact on our brand and reputation.

In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution. Beginning in July 2019, FDA requirements require companies like us to analyze, prepare and implement “food defense” mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition and operating results.

Increased competition presents an ongoing threat to the success of our business.

We expect competition in food sales generally, and with companies providing food delivery in particular, to continue to increase. We compete with other food and meal-delivery companies, the supermarket industry, a wide array of food retailers (including natural and organic, specialty, conventional, mass, discount and other food retail formats), conventional supermarkets, and online supermarket retailers. We also compete with a wide array of casual dining and quick-service restaurants and other food service businesses in the restaurants industry, as well as a broad range of online wine retailers, wine specialty stores and retail liquor stores. In addition, we compete with food manufacturers, consumer packaged goods companies, providers of logistics services, and other food and ingredient producers. Any future international expansion of our business would present additional challenges from competition unique to each new market, compounded by the fact that we currently do not have experience offering our products outside of the United States.

We believe that our ability to compete depends upon many factors both within and beyond our control, including:

●	the size and composition of our customer base;
●	our reputation and brand strength relative to our competitors;
●	consumer tastes and preferences, which have changed, and may continue to change, in response to the impact of the COVID-19 pandemic;
●	the flexibility and variety of our product offerings relative to our competitors, and our ability to timely launch new product initiatives;
●	our selling and marketing efforts;
●	the quality and price of products offered by us and our competitors;
●	our ability to comply with, and manage the costs of complying with, laws and regulations applicable to our business, including the enhanced regulations relating to COVID-19;
●	the convenience of the experience that we provide; and
●	our ability to cost-effectively source, market and distribute the products we offer and to manage our operations.

Some of our current competitors have, and potential competitors may have, longer operating histories, larger or more efficient fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do. In addition, business combinations and consolidation in and across the industries in which we compete could further increase the competition we face and result in competitors with significantly greater resources and customer bases than us. Further, some of our other current or potential competitors may be smaller, less regulated, and have a greater ability to reposition their product offerings than companies that, like us, operate at a larger scale. These factors may allow our competitors to derive greater sales and profits from their existing customer base, acquire customers at lower costs, respond more quickly than we can to changes in consumer demand and tastes, or otherwise compete with us effectively, which may adversely affect our business, financial condition and operating results. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate additional sales more effectively than we do.

In addition, as a result of the impact the COVID-19 pandemic has had on consumer behaviors, including due to various stay-at-home orders and restaurant and other restrictions that have been effected, and which remain in effect to varying degrees, throughout most of the United States in response to the COVID-19 pandemic, our industry has seen reduced competition from restaurants. As stay-at-home orders and restaurant and other restrictions are lifted and other dining options become more readily available, we may see an increase in competition, which may be significant and which could have an adverse effect on our business, financial condition and operating results.

Our business depends on a strong and trusted brand, and any failure to maintain, protect or enhance our brand, including as a result of events outside our control, could materially adversely affect our business.

We have developed a strong and trusted brand, and we believe our future success depends on our ability to maintain and grow the value of the Blue Apron brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our food safety, quality assurance, marketing and merchandising efforts and our ability to provide a consistent, high-quality customer experience. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. Brand value is based in large part on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers or suppliers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business.

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

In addition, in recent years, there has been a marked increase in the use of social media platforms and other forms of Internet-based communications that provide individuals with access to broad audiences, and the availability of information on social media platforms is virtually immediate, as can be its impact. Many social media platforms immediately publish the content their participants post, often without filters or checks on accuracy of the content posted. Furthermore, other Internet-based or traditional media outlets may in turn reference or republish such social media content to an even broader audience. Information concerning us, regardless of its accuracy, may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may materially harm our brand, reputation, performance, prospects and business, and such harm may be immediate and we may have little or no opportunity to respond or to seek redress or a correction.

The value of our brand also depends on effective customer support to provide a high-quality customer experience, which requires significant personnel expense. If not managed properly, this expense could impact our profitability. Failure to manage or train our own or outsourced customer support representatives properly could compromise our ability to handle customer complaints effectively.

As a result of the COVID-19 pandemic, as we work towards continuing to meet increased demand, we have had to cancel or delay some customer orders, and for part of the second quarter of 2020, we have closed, and may continue to close some weekly offering cycles early to manage demand. In addition, we have had to, and may again have to, pause production at a fulfillment center in order to implement our enhanced COVID-19 sanitation procedures, which has resulted, and could again result in, delayed or canceled orders. Furthermore, during the COVID-19 pandemic, our fulfillment centers have from time-to-time experienced, and may experience again in future periods, labor shortages due to higher than normal rates of absenteeism or challenges hiring a sufficient workforce, which has resulted, and could again in the future result, in a decision to delay or cancel orders. These actions or other actions that we may take in response to the COVID-19 pandemic that have the effect of delaying or canceling orders could negatively impact our ability to maintain, protect or enhance our brand.

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

Furthermore, preferences and overall economic conditions that impact consumer confidence and spending, including discretionary spending, could have a material impact on our business. Economic conditions affecting disposable consumer income such as employment levels, business conditions, slower growth or recession, market volatility and related uncertainty, negative financial news, changes in housing market conditions, the availability of credit, interest rates, tax rates, new or increased tariffs, fuel and energy costs, the effect of natural disasters or acts of terrorism, and other matters, including as a result of the COVID-19 pandemic and its impact on financial markets and economic conditions, could reduce consumer spending or cause consumers to shift their spending to lower-priced alternatives, each of which could materially adversely affect our business, financial condition and operating results.

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

In February 2020, we announced the closure of our fulfillment center in Arlington, Texas and the consolidation of production volume from that facility to our fulfillment centers in Linden, New Jersey and Richmond, California. If we do not successfully maintain, operate and optimize our Linden and Richmond fulfillment centers, or if we redeploy these facilities for other uses or vacate these facilities, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business. We have encountered in the past, and may encounter in the future, high levels of worker absenteeism and difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, requiring us to use temporary workers through third parties at greater cost and with lower levels of performance. During the COVID-19 pandemic, we have seen higher than normal rates of worker absenteeism and we have experienced difficulty retaining newly-hired employees. If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, including as a result of the increased demand resulting from the response to COVID-19, our customers may experience delays in receiving their meal deliveries, receive deficient orders and/or have their orders canceled, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results. In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short-term basis, whether as a result of COVID-19 or otherwise, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results. For example, unexpected complexities and costs arose with the launch of our Linden, New Jersey fulfillment center in late 2017, which adversely affected our net revenue expectations, the rollout of our new product offerings, and our ability to acquire and retain new customers.

As a result of the closure of the Arlington, Texas fulfillment center, we recorded non-cash impairment charges of $7.6 million and incurred approximately $0.8 million of restructuring charges in the first half of 2020. In 2019, we incurred approximately $0.6 million of restructuring charges resulting from the earlier transfer of a substantial portion of the production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center. In addition, if events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we may be required to recognize impairment charges on any of our assets. For example, in 2017 we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our fulfillment center in Linden, New Jersey, as well as our decision to no longer pursue the planned build-out of the Fairfield, California facility, the lease of which was terminated on March 30, 2020. We also rely on fixed duration leases for our other real properties, including for our new headquarters in New York, New York, which we entered into in October 2019 and expires in December 2024. If we are unable to timely enter into suitable lease agreements or extensions for any of our real properties, we may incur additional unanticipated costs associated with identifying and securing an alternative premises, suffer disruptions to our operations as a result of any necessary transition, face employee attrition or experience other harm to our business. In connection with the closure of the Arlington fulfillment center, we also plan to sublease that facility, but there is no assurance that we will be able to enter into a sublease on favorable terms, if at all, and therefore we may continue to incur costs relating to that facility.

We have designed and built our own fulfillment center infrastructure, including customizing third-party inventory and package handling software systems, which is tailored to meet the specific needs of our business. Furthermore, we are continuing to expand the use of automated production equipment and processes in our fulfillment centers. To the extent we add capacity, capabilities and automated production equipment and processes to our fulfillment centers, our fulfillment operations will become increasingly complex and challenging. Any failure to hire, train or retain employees capable of operating our fulfillment centers could materially adversely affect our business, financial condition and operating results. We also may be unable to procure and implement automated production equipment and processes on a timely basis, and they may not operate as intended or achieve anticipated cost efficiencies. For example, suppliers could miss their equipment delivery schedules, new production lines and operations could improve less rapidly than expected, or not at all, the equipment or processes could require longer design time than anticipated or redesigning after installation, and new production technology may involve equipment and processes with which we are not fully experienced. Difficulties we experience in further automating our fulfillment processes could impair our ability to reduce costs and could materially adversely affect our business, financial condition and operating results. Furthermore, we currently, and may in the future continue to, contract with third parties to conduct certain of our fulfillment processes and operations on our behalf. Interruptions or failures in these services, or operational impacts arising from transitioning between these third-party providers, could delay or prevent the delivery of our products and adversely affect our ability to fulfill our customers’ orders. In addition, any disruption in the operation of our fulfillment centers, including due to factors such as earthquakes, weather, fires, floods, public health crises, such as pandemics and epidemics, government-mandated closures, power losses, telecommunications failures, acts of war or terrorism, human errors and similar events or disruptions, could materially adversely affect our business, financial condition and operating results.

We expect to incur future capital expenditures in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures and risks related to such capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” If we resume growth or continue to expand our product offerings, we may be unable to effectively expand our fulfillment operations and increase our fulfillment capacity or to effectively control expansion-related expenses, or if we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or in a manner our customers expect, or our customers may experience delays in receiving their purchases, any of which could harm our reputation and our relationships with our customers. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to continue to incur certain capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur. The timing and amount of our projected capital expenditures is dependent upon a number of factors, and may vary significantly from our estimates. We cannot assure you that we will have sufficient capital resources to fund future capital expenditures or if any future capital expenditures will be timely or effectively integrated into our existing operations, any adjustments to production volume, including transitions between fulfillment centers, will be completed on an efficient and timely basis without adversely impacting our operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute on our strategic plans or recruit qualified managerial and operational personnel necessary to support our strategic plans. In addition, we intend to reduce spending on capital expenditures, to the extent needed, if we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, in order to comply with the financial covenants in our revolving credit facility, which will negatively and materially impact net revenue and our ability to execute our growth strategy. Any changes to our overall fulfillment capacity or existing fulfillment center operations will put pressure on our managerial, financial, operational, technological and other resources.

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

We rely on our suppliers, and their supply chains, to meet our quality and production standards and specifications and supply ingredients and other products in a timely and safe manner. We have developed and implemented a series of measures to ensure the safety and quality of our third party-supplied products, including using contract specifications, certificates of identity for some products or ingredients, sample testing by suppliers and sensory based testing. However, no safety and quality measures can eliminate the possibility that suppliers may provide us with defective or out-of-specification products against which regulators may take action or which may subject us to litigation or require a recall. Suppliers may provide us with food that is or may be unsafe, food that is below our quality standards or food that is improperly labeled. In addition to a negative customer experience, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions if we incorporate a defective or out-of-specification item into one of our deliveries.

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

In addition, unexpected delays in deliveries from suppliers that ship directly to our fulfillment centers or increases in transportation costs (including through increased fuel costs) could materially adversely affect our business, financial condition and operating results. Labor shortages or work stoppages in the transportation industry, long-term disruptions to the national transportation infrastructure, reduction in capacity and industry-specific regulations such as hours-of-service rules that lead to delays or interruptions of deliveries, whether as a result of the COVID-19 pandemic or otherwise, could also materially adversely affect our business, financial condition and operating results.

We currently source certain of our ingredients from suppliers located outside of the United States. Any event causing a disruption or delay of imports from suppliers located outside of the United States, including weather, drought, crop-related diseases, the imposition of import or export restrictions, restrictions on the transfer of funds or increased tariffs, destination-based taxes, value-added taxes, quotas or increased regulatory requirements, could increase the cost or reduce the supply of our ingredients and the other materials required by our product offerings, which could materially adversely affect our business, financial condition and operating results. Furthermore, our suppliers’ operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions, each of which could adversely affect our access or ability to source ingredients and other materials used in our product offerings on a timely or cost-effective basis.

If we lose key management or fail to meet our need for qualified employees with specialized skills, our business, financial condition and operating results could be materially adversely affected.

Our future success is dependent upon our ability to retain key management. Our executive officers and other management personnel are employees “at will” and could elect to terminate their employment with us at any time. For example, in May 2020, Alan Blake resigned as our chief operating officer. In addition, in April 2019, Bradley J. Dickerson resigned as our president and chief executive officer and as a director of the company effective upon the commencement of employment of Linda F. Kozlowski as our new president and chief executive officer and as director of the company. In addition, in May 2019, Ilia M. Papas, one of our founders, resigned as chief technology officer of the company and in June 2019, Irina Krechmer joined as our new chief technology officer. Similarly, in November 2017, Matthew B. Salzberg resigned as our president and chief executive officer and transitioned to the role of executive chairman. In December 2018, Mr. Salzberg ceased to be an employee, but remains chairman of our board of directors. We do not maintain “key person” insurance on the lives of any of our executive officers.

Our future success is also dependent upon our ability to attract, retain and effectively deploy qualified employees, including management, possessing a broad range of skills and expertise. We may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future, and, to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees. Additionally, during the COVID-19 pandemic, from time to time we have not been, and we may not in the future be, able to hire sufficient workforce quickly enough or to retain sufficient workforce, or if we cannot grow net revenue, we may not have adequate resources to meet our hiring needs, and we must effectively deploy our workforce in order to efficiently allocate our internal resources. If we fail to meet our hiring needs, successfully integrate our new hires or effectively deploy our existing personnel, our efficiency and ability to meet our forecasts, our ability to successfully execute on our strategic plan to return to net revenue growth and our employee morale, productivity and retention could all suffer. Any of these factors could materially adversely affect our business, financial condition and operating results.

Changes in food costs and availability could materially adversely affect our business.

The future success of our business depends in part on our ability to anticipate and react to changes in food and supply costs and availability. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, market changes, increased competition, general risk of inflation, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, global demand, food safety concerns, public health crises, such as pandemics and epidemics, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands, product recalls and government regulations. For example, any prolonged negative impact of the COVID-19 pandemic on food and supply costs and availability could materially and adversely impact our business, financial condition and operating results. In addition, deflation in food prices could reduce the attractiveness of our product offerings relative to competing products and thus impede our ability to maintain or increase overall sales, while food inflation, particularly periods of rapid inflation, could reduce our operating margins as there may be a lag between the time of the price increase and the time at which we are able to increase the price of our product offerings. We generally do not have long-term supply contracts or guaranteed purchase commitments with our food suppliers, and we do not hedge our commodity risks. In limited circumstances, we may enter into strategic purchasing commitment contracts with certain suppliers, but many of these contracts are relatively short in duration and may provide only limited protection from price fluctuations, and the use of these arrangements may limit our ability to benefit from favorable price movements. As a result, we may not be able to anticipate, react to or mitigate against cost fluctuations which could materially adversely affect our business, financial condition and operating results.

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

Our past net revenue growth masked seasonal fluctuations in our operating results. If our net revenue declines or if it begins to increase at a more moderate rate, or as seasonal patterns become more pronounced, seasonality could have a material impact on our results.

Our business is seasonal in nature, which impacts the levels at which customers engage with our products and brand, and, as a result, the trends of our revenue and our expenses fluctuate from quarter to quarter. For example, prior to the effect of the economic and social impact of the COVID-19 pandemic in 2020, we historically anticipated that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we historically anticipated lower customer engagement. In addition, our marketing strategies and expenditures, which may be informed by these seasonal trends, will impact our quarterly results of operations. These trends may cause our revenue and our cash requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. We believe that these seasonal trends have affected and will continue to affect our quarterly results in the future, however, we cannot predict the ongoing impact that the COVID-19 pandemic may have on seasonality. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our past net revenue growth masked the impact of seasonality, but if our net revenue declines or if it begins to increase at a more moderate rate, or as seasonal spending by our customers becomes more pronounced, seasonality could have a more significant impact on our operating results from period to period.

We rely on our proprietary technology and data to forecast customer demand and to manage our supply chain, and any failure of this technology could materially adversely affect our business, financial condition and operating results.

We rely on our proprietary technology and data to forecast demand and predict our customers’ orders, determine the amounts of ingredients and other supply to purchase, and to optimize our in-bound and out-bound logistics for delivery and transport of our supply to our fulfillment centers and of our product offerings to customers. If this technology fails or produces inaccurate results at any step in this process—such as if the data we collect from customers is insufficient or incorrect, if we over or underestimate future demand, including as a result of the COVID-19 pandemic or otherwise, or if we fail to optimize delivery routes to our customers—we could experience increased food waste or shortages in key ingredients, the operational efficiency of our supply chain may suffer (including as a result of excess or shortage of fulfillment center capacity) or our customers may experience delays or failures in the delivery of our product offerings, for example by missing ingredients. Moreover, forecasts based on historical data, regardless of any historical patterns or the quality of the underlying data, are inherently uncertain, and unforeseen changes in consumer tastes or external events could result in material inaccuracy of our forecasts, which could result in disruptions in our business and our incurrence of significant costs and waste. Furthermore, any interruptions or delays in our ability to use or access our proprietary technology could lead to interruptions or delays in our supply chain. The occurrence of any of the foregoing risks could materially adversely affect our business, financial condition and operating results.

The reliable and cost-effective storage, transport and delivery of ingredients and other products and our product offerings is critical to our business, and any interruptions, delays or failures could materially adversely affect our reputation, business, financial condition and operating results.

We maintain arrangements with third parties to store ingredients and other products, to deliver ingredients and other products from our suppliers to our fulfillment centers and to transport ingredients and other products between our fulfillment centers. Interruptions or failures in these services could delay or prevent the delivery of these ingredients and other products to us and therefore adversely affect our ability to fulfill our customers’ orders. These interruptions may be due to events that are beyond our control or the control of the third parties with whom we contract. In addition, we are in the process of refining our internal capabilities with respect to storing ingredients and other products and transporting ingredients and other products both from our suppliers to our storage locations and fulfillment centers and between our storage locations and fulfillment centers. These efforts may fail to meet our expectations and may not prove to be cost-effective or as operationally efficient as our current arrangements with third parties, each of which could materially adversely affect our business, financial condition and operating results.

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

Our ability to adequately store, maintain and deliver quality perishable foods is critical to our business. We store food products, which are highly perishable, in refrigerated fulfillment centers and ship them to our customers inside boxes that are insulated with thermal or corrugate liners and frozen refrigerants to maintain appropriate temperatures in transit and use refrigerated third party delivery trucks to support temperature control for shipments to certain locations. Keeping our food products at specific temperatures maintains freshness and enhances food safety. In the event of extended power outages, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our fulfillment centers or third party delivery trucks, failure to use adequate packaging to maintain appropriate temperatures, or other circumstances both within and beyond our control, our inability to store highly perishable inventory at specific temperatures could result in significant product inventory losses as well as increased risk of food-borne illnesses and other food safety risks. Improper handling or storage of food by a customer—without any fault by us—could result in food-borne illnesses, which could nonetheless result in negative publicity and harm to our brand and reputation. Further, we contract with third parties to conduct certain fulfillment processes and operations on our behalf. Any failure by such third party to adequately store, maintain or transport perishable foods could negatively impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, financial condition and operating results.

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

We, or our third-party vendors on our behalf, collect, process, store and transmit substantial amounts of information, including information about our customers. We take steps to protect the security and integrity of the information we collect, process, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite such efforts. Security breaches, computer malware, computer hacking attacks and other compromises of information security measures have become more prevalent in the business world and may occur on our systems or those of our vendors in the future. Large Internet companies and websites have from time to time disclosed sophisticated and targeted attacks on portions of their websites, and an increasing number have reported such attacks resulting in breaches of their information security. We and our third-party vendors are at risk of suffering from similar attacks and breaches. Although we take steps to maintain confidential and proprietary information on our information systems, these measures and technology may not adequately prevent security breaches and we rely on our third-party vendors to take appropriate measures to protect the security and integrity of the information on those information systems. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. In addition, a party who is able to illicitly obtain a customer’s identification and password credentials may be able to access the customer’s account and certain account data.

Any actual or suspected security breach or other compromise of our security measures or those of our third party vendors, whether as a result of hacking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations. Our insurance policies may not be adequate to reimburse us for direct losses caused by any such security breach or indirect losses due to resulting customer attrition.

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

Various federal and state labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, workplace health and safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our employees are paid at rates set at, or above but related to, the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Significant additional government regulations could materially adversely affect our business, financial condition and operating results.

We are subject to risks associated with payments to us from our customers and other third parties, including risks associated with fraud.

Nearly all of our customers’ payments are made by credit card or debit card. We currently rely exclusively on one third party vendor to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if this vendor becomes unwilling or unable to provide these services to us and we are unable to find a suitable replacement on a timely basis. We are also subject to payment brand operating rules, payment card industry data security standards and certification requirements, which could change or be reinterpreted to make it more difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers, which would make our services less convenient and attractive to our customers and likely result in a substantial reduction in net revenue. We may also incur losses as a result of claims that the customer did not authorize given purchases, fraud, erroneous transmissions and customers who have closed bank accounts or have insufficient funds in their accounts to satisfy payments owed to us.

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

Although none of our employees is currently covered under a collective bargaining agreement, our employees may elect to be represented by labor unions in the future. For example, in April 2018, a local labor union filed an election petition with the National Labor Relations Board seeking to represent certain employees at our Linden, New Jersey facility; however, such employees subsequently voted to not be represented by the union. If a significant number of our employees were to become unionized and collective bargaining agreement terms were to deviate significantly from our current compensation and benefits structure, our business, financial condition and operating results could be materially adversely affected. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our net revenues, and the resolution of labor disputes may increase our costs.

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

In our wine business, we rely on the use of third-party alternating proprietorship winemaking facilities. We rely on the host or owner of such facilities to ensure that the facilities are operational and maintained in good condition. Changes in those facilities or our access to those facilities, including changes in prices or changes in our relationships with the third parties who own and operate those facilities, or regulatory discipline against licenses held by those third parties, or any failure by such third parties to maintain their facilities in good condition, may impair our ability to produce wines at such facilities and could materially adversely affect our wine business.

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

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to comply with the rules of the SEC implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis and to make annual assessments of our internal control over financial reporting pursuant to Section 404. As an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm, and management, may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced plans to phase out the use of LIBOR by the end of 2021. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition. Specifically, the use of an alternative reference rate could result in increased costs, including increased interest expense on our revolving credit facility, and increased borrowing costs in the future. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.

Risks Related to Our Intellectual Property

We may be accused of infringing or violating the intellectual property rights of others.

Other parties have claimed or may claim in the future that we infringe or violate their trademarks, patents, copyrights, domain names, publicity rights or other proprietary rights. Such claims, regardless of their merit, could result in litigation or other proceedings and could require us to expend significant financial resources and attention by our management and other personnel that otherwise would be focused on our business operations, result in injunctions against us that prevent us from using material intellectual property rights, or require us to pay damages to third parties. We may need to obtain licenses from third parties who allege that we have infringed or violated their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or use on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property that we do not own, which would require us to develop alternative intellectual property. To the extent we rely on open source software, we may face claims from third parties that claim ownership of the open source software or derivative works that were developed using such software, or otherwise seek to enforce the terms of the applicable open source license. Similar claims might also be asserted regarding our in-house software. These risks have been amplified by the increase in intellectual property claims by third parties whose sole or primary business is to assert such claims. As knowledge of our business expands, we are likely to be subject to intellectual property claims against us with increasing frequency, scope and magnitude. We may also be obligated to indemnify affiliates or other partners who are accused of violating third parties’ intellectual property rights by virtue of those affiliates or partners’ agreements with us, and this could increase our costs in defending such claims and our damages. Furthermore, such affiliates and partners may discontinue their relationship with us either as a result of injunctions or otherwise. The occurrence of these results could harm our brand or materially adversely affect our business, financial position and operating results.

We may not be able to adequately protect our intellectual property rights.

We regard our customer lists and other consumer data, trademarks, service marks, domain names, copyrights, trade dress, trade secrets, know-how, proprietary technology and similar intellectual property as critical to our future success. We cannot be sure that our intellectual property portfolio will not be infringed, violated or otherwise challenged by third parties, or that we will be successful in enforcing, defending or combatting any such infringements, violations, or challenges. We also cannot be sure that the law might not change in a way that would affect the nature or extent of our intellectual property ownership.

We rely on patent, registered and unregistered trademark, copyright and trade secret protection and other intellectual property protections under applicable law to protect these proprietary rights. While we have taken steps toward procuring trademark registration for several of our trademarks in key countries around the world and have entered or may enter into contracts to assist with the procurement and protection of our trademarks, we cannot assure you that our common law, applied-for, or registered trademarks are valid and enforceable, that our trademark registrations and applications or use of our trademarks will not be challenged by known or unknown third parties, or that any pending trademark or patent applications will issue or provide us with any competitive advantage. Effective intellectual property protection may not be available to us or may be challenged by third parties. Furthermore, regulations governing domain names may not protect our trademarks and other proprietary rights that may be displayed on or in conjunction with our website and other marketing media. We may be unable to prevent third parties from acquiring or retaining domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of resources, the impairment or loss of portions of our intellectual property and could materially adversely affect our business, financial condition and operating results. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. These steps may be inadequate to protect our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to use information that we regard as proprietary to create product offerings that compete with ours.

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

We are subject to extensive federal, state and local regulations. Our food processing facilities and products are subject to inspection by the USDA, the FDA and various state and local health and agricultural agencies. Applicable statutes and regulations governing food products include rules for labeling the content of specific types of foods, the nutritional value of that food and its serving size, as well as rules that protect against contamination of products by food-borne pathogens and food production rules addressing the discharge of materials and pollutants and animal welfare. Many jurisdictions also provide that food producers adhere to good manufacturing or production practices (the definitions of which may vary by jurisdiction) with respect to processing food. Recently, the food safety practices of the meat processing industry and produce industry have been subject to intense scrutiny and oversight by the USDA and FDA, respectively, and future foodborne illness outbreaks or other food safety incidents related to meat or produce could lead to further governmental regulation of our business or of our suppliers. In addition, our fulfillment centers are subject to various federal, state and local laws and regulations relating to workplace safety and workplace health. Our fulfillment centers and offices, as applicable are also subject to additional FDA, Centers for Disease Control and Prevention, Occupational Safety and Health Administration regulations and guidelines and local guidelines relating to mitigating the spread of COVID-19. Failure to comply with all applicable laws and regulations could subject us or our suppliers to civil remedies, including fines, injunctions, product recalls or seizures and criminal sanctions, any of which could have a material adverse effect on our business, financial condition and operating results. Furthermore, compliance with current or future laws or regulations, including those related to mitigating the spread of COVID-19, could require us to make significant expenditures or otherwise materially adversely affect our business, financial condition and operating results.

Even inadvertent, non-negligent or unknowing violations of federal, state or local regulatory requirements could expose us to adverse governmental action and materially adversely affect our business, financial condition and operating results.

The Federal Food, Drug, and Cosmetic Act, or FDCA, which governs the shipment of foods in interstate commerce, generally does not distinguish between intentional and unknowing, non-negligent violations of the law’s requirements. Most state and local laws operate similarly. Consequently, almost any deviation from subjective or objective requirements of the FDCA or state or local law leaves us vulnerable to a variety of civil and criminal penalties. In the future, we may deploy new equipment, update our facilities or occupy new facilities. These activities require us to adjust our operations and regulatory compliance systems to meet rapidly changing conditions. Although we have adopted and implemented systems to prevent the production of unsafe or mislabeled products, any failure of those systems to prevent or anticipate an instance or category of deficiency could result in significant business interruption and financial losses to us. The occurrence of events that are difficult to prevent completely, such as the introduction of pathogenic organisms from the outside environment into our facilities, also may result in the failure of our products to meet legal standards. Under these conditions we could be exposed to civil and criminal regulatory action.

In some instances we may be responsible or held liable for the activities and compliance of our third-party vendors and suppliers, despite limited visibility into their operations. Although we monitor and carefully select our third-party vendors and suppliers, they may fail to adhere to regulatory standards, our safety and quality standards or labor and employment practices, and we may fail to identify deficiencies or violations on a timely basis or at all. In addition, a statute in California called the Transparency in Supply Chains Act of 2010 requires us to audit our suppliers with respect to certain risks related to slavery and human trafficking and to mitigate any such risks in our operations, and any failure to disclose issues or other non-compliance could subject us to action by the California Attorney General.

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

The food industry is highly regulated. We invest significant resources in our efforts to comply with the local, state and federal food regulatory regimes under which we operate. However, we cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws, regulations, guidance or enforcement policies will not be adopted or become applicable to us, our suppliers or the products we distribute. We also operate under a business model that is relatively new to the food industry, in which we rapidly source, process, store and package meal ingredients—including fresh fruits and vegetables, and poultry, beef and seafood, each of which may be subject to a unique regulatory regime—and ship them directly to consumers in the course of e-commerce transactions. Our business model leaves our business particularly susceptible to changes in and reinterpretations of compliance policies of the FDA and other government agencies, and some of our competitors may interpret the applicability of the same or similar laws and regulations to their businesses differently than we interpret them. Furthermore, it is unclear how the FDA may interpret and enforce certain recently promulgated regulations, such as the requirements regarding food defense mitigation strategies, which present considerable future uncertainty. Under the current administration, recent and ongoing changes in senior federal government officials and policy priorities create additional uncertainty.

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

The federal regulatory scheme governing food products establishes guideposts and objectives for complying with legal requirements rather than providing clear direction on when particular standards apply or how they must be met. For example, FDA regulations referred to as Hazard Analysis and Risk-Based Preventive Controls for Human Food require that we evaluate food safety hazards inherent to our specific products and operations. We must then implement “preventive controls” in cases where we determine that qualified food safety personnel would recommend that we do so. Determining what constitutes a food safety hazard, or what a qualified food safety expert might recommend to prevent such a hazard, requires evaluating a variety of situational factors. This analysis is necessarily subjective, and a government regulator may find our analysis or conclusions inadequate. Similarly, the standard of “good manufacturing practice” to which we are held in our food production operations relies on a hypothesis regarding what individuals and organizations qualified in food manufacturing and food safety would find to be appropriate practices in the context of our operations. Our business model, and the scale and nature of our operations, have relatively few meaningful comparisons among traditional food companies. Government regulators may disagree with our analyses and decisions regarding the good manufacturing practices appropriate for our operations.

Decisions made or processes adopted by us in producing our products are subject to after-the-fact review by government authorities, sometimes years after the fact. Similarly, governmental agencies and personnel within those agencies may alter, clarify or even reverse previous interpretations of compliance requirements and the circumstances under which they will institute formal enforcement activity. It is not always possible accurately to predict regulators’ responses to actual or alleged food-production deficiencies due to the large degree of discretion afforded regulators. We may be vulnerable to civil or criminal enforcement action by government regulators if they disagree with our analyses, conclusions, actions or practices. This could materially adversely affect our business, financial condition and operating results.

Packaging, labeling and advertising requirements are subject to varied interpretation and selective enforcement.

We operate under a novel business model in which we source, process, store and package meal ingredients and ship them directly to consumers. Most FDA requirements for mandatory food labeling are decades old and were adopted prior to the advent of large-scale, direct-to-consumer food sales and e-commerce platforms. Consequently, we, like our competitors, must make judgments regarding how best to comply with labeling and packaging regulations and industry practices not designed with our specific business model in mind. Government regulators may disagree with these judgments, leaving us open to civil or criminal enforcement action. This could materially adversely affect our business, financial condition and operating results.

We are subject to detailed and complex requirements for how our products may be labeled and advertised, which may also be supplemented by guidance from governmental agencies. Generally speaking, these requirements divide information into mandatory information that we must present to consumers and voluntary information that we may present to consumers. Packaging, labeling, disclosure and advertising regulations may describe what mandatory information must be provided to consumers, where and how that information is to be displayed physically on our materials or elsewhere, the terms, words or phrases in which it must be disclosed, and the penalties for non-compliance.

Voluntary statements made by us or by certain third parties, whether on package labels or labeling, on websites, in print, in radio, on social media channels, or on television, can be subject to FDA regulation, Federal Trade Commission, or FTC, regulation, USDA regulation, state and local regulation, or any combination of the foregoing. These statements may be subject to specific requirements, subjective regulatory evaluation, and legal challenges by plaintiffs. FDA, FTC, USDA and state- and local-level regulations and guidance can be confusing and subject to conflicting interpretations. Guidelines, standards and market practice for, and consumers’ understandings of, certain types of voluntary statements, such as those characterizing the nutritional and other attributes of food products, continue to evolve rapidly, and regulators may attempt to impose civil or criminal penalties against us if they disagree with our approach to using voluntary statements. Furthermore, in recent years the FDA has increased enforcement of its regulations with respect to nutritional, health and other claims related to food products, and plaintiffs have commenced legal actions against a number of companies that market food products positioned as “natural” or “healthy,” asserting false, misleading and deceptive advertising and labeling claims, including claims related to such food being “all natural” or that they lack any genetically modified ingredients. Should we become subject to similar claims or actions, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded, and the cost of defending against any such claims could be significant. The occurrence of any of the foregoing risks could materially adversely affect our business, financial condition and operating results.

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

Our wine business relies substantially on state laws that authorize the shipping of wine by out-of-state producers directly to in-state consumers. Those laws are relatively new in many states, and it is common for the laws to be modified or regulators to change prior interpretations of governing licensing requirements. Adverse changes to laws or their interpretation allowing a producer to ship wine to consumers across state lines could materially adversely affect our wine business.

Other Risks Related to Government Regulation

Government regulation of the Internet, e-commerce and other aspects of our business is evolving, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws.

We are subject to a number of regulations and laws that apply generally to businesses, as well as regulations and laws specifically governing the Internet and e-commerce and the marketing, sale and delivery of goods and services over the Internet. Existing and future regulations and laws may impede the growth and availability of the Internet and online services and may limit our ability to operate our business. These laws and regulations, which continue to evolve, cover taxation, tariffs, privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of product offerings that are offered online. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, consumer protection, libel and personal privacy apply or will be enforced with respect to the Internet and e-commerce, as many of these laws were adopted prior to the advent of the Internet and e-commerce and do not contemplate or address the unique issues they raise. Moreover, as e-commerce continues to evolve, increasing regulation and enforcement efforts by federal and state agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market, sell, and deliver our products could decrease our ability to offer, or customer demand for, our offerings, resulting in lower net revenue, and existing or future laws or regulations could impair our ability to expand our product offerings, which could also result in lower net revenue and make us more vulnerable to increased competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices, raise compliance costs or other costs of doing business and materially adversely affect our business, financial condition and operating results.

Failure to comply with privacy-related obligations, including federal and state privacy laws and regulations and other legal obligations, or the expansion of current or the enactment of new privacy-related obligations could materially adversely affect our business.

A variety of federal and state laws and regulations govern the collection, use, retention, sharing, transfer and security of customer data. We also may choose to comply with, or may be required to comply with, self-regulatory obligations or other industry standards with respect to our collection, use, retention, sharing or security of customer data.

We strive to comply with all applicable laws, regulations, self-regulatory requirements, policies and legal obligations relating to privacy, data usage, and data protection. It is possible, however, that these laws, regulations and other obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and which may conflict with other rules or requirements or our practices. We cannot guarantee that our practices have complied, comply, or will comply fully with all such laws, regulations, requirements and obligations.

We have posted our privacy policy which describes our practice related to the collection, use and disclosure of customer data on our website and in our mobile application. Any failure, or perceived failure, by us to comply with our posted privacy policy or with any federal or state laws, regulations, self-regulatory requirements, industry standards, or other legal obligations could result in claims, proceedings or actions against us by governmental entities, customers or others, or other liabilities, or could result in a loss of customers, any of which could materially adversely affect our business, financial condition and operating results. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policy and practices could result in a loss of customers and could materially adversely affect our business, financial condition and operating results.

Additionally, existing privacy-related laws, regulations, self-regulatory obligations and other legal obligations are evolving and are subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy-related laws and regulations in new or different manners. For example, the State of California enacted legislation in June 2018, the California Consumer Privacy Act of 2018, which came into effect on January 1, 2020, and, among other things, requires companies that process information on California residents to provide new disclosures to California consumers, allows such consumers to opt out of data sharing with third parties and provides a new cause of action for data breaches. While we have invested and may continue to invest in readiness to comply with the applicable legislation, the effects of these new and evolving laws, regulations, and other obligations potentially are far-reaching and may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, if we choose to expand our business internationally in the future we may be subject to non-U.S. privacy, data protection, consumer protection and other laws and regulations, which in some cases are more restrictive than those in the United States. For example, the European Union traditionally has imposed stricter obligations under such laws than the United States. Consequently, any future expansion of our operations internationally may require changes to the ways we collect and use consumer information.

Changes in privacy-related laws, regulations, self-regulatory obligations and other legal obligations, or changes in industry standards or consumer sentiment, could require us to incur substantial costs or to change our business practices, including changing, limiting or ceasing altogether the collection, use, sharing, or transfer of data relating to consumers. Any of these effects could materially adversely affect our business, financial condition and operating results.

If government regulations relating to the Internet or other areas of our business change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses, which could materially adversely affect our business.

The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the continued growth and development of the market for e-commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model, which could materially adversely affect our business, financial condition and operating results.

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

Changes in tax treatment of companies engaged in e-commerce could materially adversely affect the commercial use of our sites and our business, financial condition and operating results.

The decision of the U.S. Supreme Court in South Dakota v. Wayfair, Inc., discussed above, permits state and local jurisdictions, in certain circumstances, to impose sales and use tax collection obligation on remote vendors, and a number of states have already begun imposing such obligations on Internet vendors and online marketplaces. In addition, due to the global nature of the Internet, it is possible that various states or, if we choose to expand internationally in the future, foreign countries, might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities.  Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce.  New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. New or revised taxes and, in particular, sales taxes, value-added taxes and similar taxes (including sales and use taxes that we may be required to collect as a result of the Wayfair decision) are likely to increase costs to our customers and increase the cost of doing business online (including the cost of compliance processes necessary to capture data and collect and remit taxes), and such taxes may decrease the attractiveness of purchasing products over the Internet. Any of these events could materially adversely affect our business, financial condition and operating results.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes.  As of December 31, 2019 and 2018, we had U.S. federal net operating loss carryforwards of $364.0 million and $319.0 million, respectively, and state net operating loss carryforwards of $136.1 million and $143.7 million, respectively, that are available to offset future tax liabilities. Our federal net operating loss carryforwards generated prior to 2018 and our state net operating loss carryforwards will expire at various dates beginning in 2033, if not utilized.  Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.  In addition, under the Tax Cuts and Jobs Act, or the U.S. Tax Act (as amended by the Coronavirus Aid, Relief, and Economic Security Act, or “CARES” Act), the use of federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017 is limited to 80% of our taxable income in any future taxable year beginning after December 31, 2020, although such losses may be carried forward indefinitely.  Furthermore, Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, limits the ability of a company that undergoes an “ownership change” (generally defined as a greater than 50 percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) to utilize net operating loss carryforwards and tax credit carryforwards and certain built-in losses recognized in years after the ownership change.  Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.  In addition, Section 383 of the Code generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards.  If we were to undergo an “ownership change,” it could materially limit our ability to utilize our net operating loss carryforwards and other deferred tax assets.

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

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, since our initial public offering in June 2017, the market price of our Class A common stock has ranged from a high of $165.00 to a low of $2.01. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

●	price and volume fluctuations in the overall stock market from time to time;
●	volatility in the market price and trading volume of comparable companies;
●	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;
●	announcements of new service offerings, strategic alliances or significant agreements by us or by our competitors;

●	departure of key personnel;
●	litigation involving us or that may be perceived as having an adverse effect on our business;
●	changes in general economic, industry and market conditions and trends, including the impact of the COVID-19 pandemic;
●	investors’ general perception of us;
●	sales of large blocks of our stock; and
●	announcements regarding industry consolidation.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	the level of demand for our service offerings and our ability to maintain and increase our customer base, including our ability to maintain higher levels of demand resulting from the impact on consumer behaviors resulting from the COVID-19 pandemic;
●	the timing and success of new service introductions by us or our competitors or any other change in the competitive landscape of our market;
●	the mix of products sold;
●	order rates by our customers;
●	pricing pressure as a result of competition or otherwise;
●	delays or disruptions in our supply chain;
●	our ability to reduce costs;
●	errors in our forecasting of the demand for our products, which could lead to lower net revenue or increased costs;
●	seasonal or other variations in buying patterns by our customers;
●	changes in and timing of sales and marketing and other operating expenses that we may incur;
●	levels of customer credits and refunds;
●	adverse litigation judgments, settlements or other litigation-related costs;
●	food safety concerns, regulatory proceedings or other adverse publicity about us or our products;

●	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs;
●	changes in consumer tastes and preferences, including changes in consumer spending resulting from the economic impact of the COVID-19 pandemic; and
●	general economic conditions.

Any one of the factors above or the cumulative effect of some or all of the factors above may result in significant fluctuations in our operating results.

The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of any analysts that cover us or investors with respect to net revenue or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could continue to fall substantially, and we could face costly lawsuits, including securities class action suits.

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

Our tri-class capital structure has the effect of concentrating voting control with our chairman, Matthew B. Salzberg, who beneficially owns shares representing a majority of the combined voting power of our outstanding common stock.  This structure will limit or preclude your ability to influence corporate matters, including a change of control, and might affect the market price of our Class A common stock.

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non-voting Class C capital stock.  As of June 30, 2020, stockholders who held shares of Class B common stock, including employees and directors and their affiliates, together held approximately 78.7% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliates together held approximately 74.3% of the voting power of our outstanding capital stock; and our chairman, Matthew B. Salzberg, held approximately 68.1% of the voting power of our outstanding capital stock.  Because Mr. Salzberg controls a majority of the combined voting power of our outstanding common stock, he will be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock.  This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

Sales and/or other transfers by holders of Class B common stock result in those shares converting into Class A common stock, with limited exceptions and permitted transfers described in our restated certificate of incorporation.  In addition, each outstanding share of Class B common stock held by a stockholder who is a natural person, or held by the permitted transferees of such stockholder, converts automatically into one share of Class A common stock upon the death or permanent and total disability of such stockholder, subject to a conversion delay of nine months in the event of the death or permanent and total disability of one of our founders, Matthew B. Salzberg, Ilia M. Papas or Matthew J. Wadiak.  The conversion of additional shares of Class B common stock into Class A common stock will have the effect of further increasing the voting power of Mr. Salzberg and other holders of Class B common stock who retain their shares of Class B common stock.

Matthew B. Salzberg controls a majority of the combined voting power of our outstanding common stock, which means we are a “controlled company” and which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Mr. Salzberg controls a majority of the combined voting power of our Class A and Class B common stock.  As a result, we are a “controlled company” under the rules of the New York Stock Exchange or the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

●	a majority of the board of directors consist of independent directors;
●	the board maintain a nominations committee with prescribed duties and a written charter; and
●	the board maintain a compensation committee with prescribed duties and a written charter and comprised solely of independent directors.

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

As of June 30, 2020, an aggregate of 1,690,196 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of June 30, 2020, the holders of an aggregate of approximately 3 million shares of our common stock have rights, subject to certain conditions, to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

Anti-takeover provisions in our restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Class A common stock.

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

●	establishing a classified board of directors with staggered three-year terms so that not all members of our board are elected at one time;
●	providing that directors may be removed by stockholders only for cause and only with a vote of the holders of at least 66-2/3% of the votes that all our stockholders would be entitled to cast for the election of directors;
●	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our Class A common stock; and
●	limiting the liability of, and providing indemnification to, our directors and officers.

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

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our Class A common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your Class A common stock in an acquisition.

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

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and/or complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently continue to manage being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could materially adversely affect our business, financial condition and operating results.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Date: July 29, 2020	/s/ Linda F. Kozlowski
Linda F. Kozlowski
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: July 29, 2020	/s/ Timothy S. Bensley
Timothy S. Bensley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)