Form 10-Q
period 2020-09-30
Blue Apron Holdings, Inc.
filed 2020-10-29
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	14,031,986 shares outstanding as of September 30, 2020
Class B Common Stock, $0.0001 par value	3,653,820 shares outstanding as of September 30, 2020
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of September 30, 2020

BLUE APRON HOLDINGS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

●	our expectations regarding our expenses and net revenue, our ability to grow adjusted EBITDA and to achieve or maintain profitability, the continued sufficiency of our cash resources, our needs for additional financing, our ability to effectively manage expenses and cash flows, and our ability to remain in compliance with financial and other covenants under our indebtedness;
●	our ability, including the timing and extent, to sufficiently manage costs and to fund investments in our operations from cash from operations or additional financings in amounts necessary to continue to support the execution of our growth strategy;
●	our ability, including the timing and extent, to successfully execute our growth strategy, cost-effectively attract new customers and retain existing customers, to continue to expand our direct-to-consumer product offerings, and to continue to benefit from the implementation of operational efficiency practices;
●	our ability to sustain the increased demand resulting from the COVID-19 (coronavirus) pandemic and to retain new customers;
●	any material and adverse impact of the COVID-19 pandemic on our operations and results, including as a result of our inability to meet demand due to loss of adequate labor, whether as a result of heightened absenteeism or challenges in recruiting and retention or otherwise, prolonged closures, or series of temporary closures, of one or more fulfillment centers, and supply chain or carrier interruptions or delays;
●	changes in consumer behaviors that could lead to declines in demand, both as COVID-19 related restrictions continue to be lifted to varying degrees across the United States and/or consumer fears dissipate and/or as a result of the COVID-19 pandemic’s impact on financial markets and economic conditions, including on consumer spending habits;
●	our expectations regarding the benefits and costs and charges associated with the closure of our Arlington, Texas fulfillment center;
●	our ability to maintain and grow the value of our brand and reputation;

●	our expectations regarding, and the stability of, our supply chain, including potential shortages or interruptions in the supply or delivery of ingredients, as a result of COVID-19 or otherwise;
●	our ability to maintain food safety and prevent food-borne illness incidents and our susceptibility to supplier-initiated recalls;
●	general changes in consumer tastes and preferences or in consumer spending;
●	our ability to effectively compete;
●	our ability to attract and retain qualified employees and key personnel in sufficient numbers;
●	our ability to comply with modified or new laws and regulations applying to our business;
●	our vulnerability to adverse weather conditions, natural disasters, and public health crises, including pandemics; and
●	our ability to obtain and maintain intellectual property protection.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,722	$43,531
Accounts receivable, net	112	248
Inventories, net	19,468	25,106
Prepaid expenses and other current assets	22,951	8,864
Total current assets	101,253	77,749
Property and equipment, net	129,163	181,806
Other noncurrent assets	4,472	6,510
TOTAL ASSETS	$234,888	$266,065
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$27,159	$23,972
Accrued expenses and other current liabilities	36,398	30,366
Current portion of long-term debt	9,136	—
Deferred revenue	5,773	6,120
Total current liabilities	78,466	60,458
Long-term debt	34,028	53,464
Facility financing obligation	35,971	71,689
Other noncurrent liabilities	12,775	12,455
TOTAL LIABILITIES	161,240	198,066
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 14,031,986 and 7,799,093 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 3,653,820 and 5,464,196 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Class C common stock, par value of $0.0001 per share — 500,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	639,918	599,976
Accumulated deficit	(566,272)	(531,979)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	73,648	67,999
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$234,888	$266,065

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenue	$112,253	$99,490	$345,150	$360,546
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	74,499	67,393	213,005	221,570
Marketing	10,862	12,127	37,455	36,074
Product, technology, general and administrative	33,687	35,333	100,397	109,599
Depreciation and amortization	5,871	7,303	18,799	24,279
Other operating expense	1,100	1,261	4,567	1,491
Total operating expenses	126,019	123,417	374,223	393,013
Income (loss) from operations	(13,766)	(23,927)	(29,073)	(32,467)
Interest income (expense), net	(1,482)	(2,260)	(5,178)	(6,718)
Income (loss) before income taxes	(15,248)	(26,187)	(34,251)	(39,185)
Benefit (provision) for income taxes	(14)	(9)	(42)	(34)
Net income (loss)	$(15,262)	$(26,196)	$(34,293)	$(39,219)

Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	$(0.96)	$(1.99)	$(2.41)	$(3.01)
Diluted	$(0.96)	$(1.99)	$(2.41)	$(3.01)
Weighted-average shares used to compute net income (loss) per share attributable to Class A, Class B, and Class C common stockholders:
Basic	15,861,948	13,133,056	14,206,273	13,049,851
Diluted	15,861,948	13,133,056	14,206,273	13,049,851

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Class A		Class B		Class C		Additional		Total
	Common Stock *		Common Stock *		Common Stock *		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
2020
Balance — December 31, 2019	7,799,093	$1	5,464,196	$1	—	$—	$599,976	$(531,979)	$67,999
Conversion from Class B to Class A common stock	1,835,947	0	(1,835,947)	0	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	92,243	0	25,999	0	—	—	486	—	486
Share-based compensation	—	—	—	—	—	—	2,321	—	2,321
Net income (loss)	—	—	—	—	—	—	—	(20,145)	(20,145)
Balance — March 31, 2020	9,727,283	$1	3,654,248	$1	—	$—	$602,783	$(552,124)	$50,661
Conversion from Class B to Class A common stock	101	0	(101)	0	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	159,260	0	—	—	—	—	(3)	—	(3)
Share-based compensation	—	—	—	—	—	—	2,097	—	2,097
Net income (loss)	—	—	—	—	—	—	—	1,114	1,114
Balance — June 30, 2020	9,886,644	$1	3,654,147	$1	—	$—	$604,877	$(551,010)	$53,869
Conversion from Class B to Class A common stock	327	0	(327)	0	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	145,015	0	—	—	—	—	(7)	—	(7)
Issuance of common stock, net of offering costs	4,000,000	0	—	—	—	—	32,867	—	32,867
Share-based compensation	—	—	—	—	—	—	2,181	—	2,181
Net income (loss)	—	—	—	—	—	—	—	(15,262)	(15,262)
Balance — September 30, 2020	14,031,986	$1	3,653,820	$1	—	$—	$639,918	$(566,272)	$73,648

2019
Balance — December 31, 2018	5,240,073	$1	7,714,036	$1	—	$—	$590,538	$(471,238)	$119,302
Conversion from Class B to Class A common stock	1,104,091	0	(1,104,091)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	23,911	0	27,444	0	—	—	103	—	103
Share-based compensation	—	—	—	—	—	—	2,974	—	2,974
Impact of adoption of accounting standard update	—	—	—	—	—	—	—	340	340
Net income (loss)	—	—	—	—	—	—	—	(5,275)	(5,275)
Balance — March 31, 2019	6,368,075	$1	6,637,389	$1	—	$—	$593,615	$(476,173)	$117,444
Conversion from Class B to Class A common stock	210,664	0	(210,664)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	80,391	0	139	0	—	—	(9)	—	(9)
Share-based compensation	—	—	—	—	—	—	1,724	—	1,724
Other	(64)	(0)	(35)	(0)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(7,748)	(7,748)
Balance — June 30, 2019	6,659,066	$1	6,426,829	$1	—	$—	$595,330	$(483,921)	$111,411
Conversion from Class B to Class A common stock	862,633	0	(862,633)	(0)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	86,346	0	—	—	—	—	(38)	—	(38)
Share-based compensation	—	—	—	—	—	—	2,311	—	2,311
Net income (loss)	—	—	—	—	—	—	—	(26,196)	(26,196)
Balance — September 30, 2019	7,608,045	$1	5,564,196	$1	—	$—	$597,603	$(510,117)	$87,488

* Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,293)	$(39,219)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	18,799	24,279
Loss (gain) on disposal of property and equipment	—	273
Loss (gain) on build-to-suit accounting derecognition	(4,936)	—
Loss on impairment	7,662	1,261
Changes in reserves and allowances	(235)	(1,102)
Share-based compensation	6,338	6,669
Non-cash interest expense	546	372
Changes in operating assets and liabilities:
Accounts receivable	136	(81)
Inventories	6,326	3,340
Prepaid expenses and other current assets	(13,966)	2,843
Accounts payable	3,388	5,967
Accrued expenses and other current liabilities	4,249	(2,997)
Deferred revenue	(347)	(4,361)
Other noncurrent assets and liabilities	2,281	(2,816)
Net cash from (used in) operating activities	(4,052)	(5,572)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,777)	(3,900)
Proceeds from sale of property and equipment	165	378
Net cash from (used in) investing activities	(4,612)	(3,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	32,867	—
Repayments of debt	(10,846)	—
Payments of debt issuance costs	—	(24)
Proceeds from exercise of stock options	477	54
Principal payments on capital lease obligations	(166)	(185)
Net cash from (used in) financing activities	22,332	(155)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	13,668	(9,249)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	46,443	97,307
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$60,111	$88,058

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$60	$60
Cash paid for interest	$4,991	$7,388
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$(565)	$—
Non-cash additions to property and equipment	$261	$339
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$119	$221

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements, and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2020 and December 31, 2019, results of operations for the three months and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2020 (the “Annual Report”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Annual Report.

The accompanying Consolidated Financial Statements include the accounts of Blue Apron Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”).

Liquidity and Going Concern Evaluation

The Company has a history of net losses and negative operating cash flows. In addition, the Company has experienced significant negative trends in its net revenue. While the year-over-year declines in net revenue have narrowed in more recent periods, and trends in net losses and operating cash flows have improved during the three and nine months ended September 30, 2020, that narrowing and improvement is, in part, due to heightened demand driven by the various COVID-19 related restrictions on consumers that have been enacted, and remain in effect to varying degrees, throughout much of the United States in response to the COVID-19 pandemic. These positive trends on the Company’s operating results may not continue at current levels, if at all, depending on the duration and severity of the COVID-19 pandemic, and trends in future periods may return to levels experienced in periods prior to the COVID-19 pandemic.

As of September 30, 2020, the Company had Cash and cash equivalents of $58.7 million and total outstanding debt of $43.2 million, net of unamortized debt issuance costs. As of that date, total outstanding debt consisted of a revolving credit facility entered into by the Company in August 2016 under a revolving credit and guaranty agreement (the “revolving credit facility”) that was subsequently amended, most recently in October 2019 with a maturity date of August 2021. As of September 30, 2020, the Company had $43.8 million in outstanding borrowings and $0.3 million in issued letters of credit under the revolving credit facility. The remaining borrowing capacity on the revolving credit facility was $0.0 million.

The revolving credit facility contained certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company’s and the Company’s subsidiaries’ activities. As of September 30, 2020 and December 31, 2019, the Company was in compliance with all of the covenants under the revolving credit facility. See Note 9 for further discussion on the revolving credit facility. As discussed further below, in October 2020, the Company fully repaid and terminated the revolving credit facility with the proceeds of the Company’s senior secured term loan and cash on hand.

On August 10, 2020, the Company completed an underwritten public offering (the “offering”), pursuant to its universal shelf registration statement filed with the SEC on April 29, 2020, of 4,000,000 shares of the Company’s Class A common stock, resulting in $32.9 million of proceeds, net of underwriting discounts and commissions and offering costs. The net proceeds from the Offering were subject to the mandatory prepayment provisions of the revolving credit facility, and a portion of the proceeds was consequently used to make a repayment of $10.8 million of the borrowings outstanding under the Company’s revolving credit facility.

Subsequent to the end of the third quarter, on October 16, 2020, the Company entered into a financing agreement which provides for a senior secured term loan in the aggregate principal amount of $35.0 million that matures in March 2023. The proceeds of the senior secured term loan were used, together with cash on hand, to repay in full the outstanding indebtedness under the revolving credit facility and to pay fees and expenses in connection with the transactions contemplated by the senior secured term loan. The Company terminated the revolving credit facility effective as of the same date. The senior secured term loan bears interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 8.00% per annum. The principal amount of the senior secured term loan will be repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the senior secured term loan repayable on March 31, 2023.

The senior secured term loan contains restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. The financial covenants include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the senior secured term loan as the number of all active customers on the Company’s account list) of 300,000 on any determination date occurring between the effective date of the senior secured term loan and December 31, 2021, and 320,000 on any determination date occurring thereafter.

The Company is currently continuing to pursue its previously announced strategy to drive customer and revenue growth alongside managing heightened demand resulting from the COVID-19 pandemic. In light of the recent Offering and the senior secured term loan subsequent to the third quarter, as well as improvements in the Company’s business from the Company’s growth strategy, the Company’s board of directors has concluded its review of a broad range of strategic alternatives that was announced earlier this year. The board of directors and the Company will continue to evaluate and look for opportunities to maximize stockholder value as part of regular strategic reviews. The Company’s ability, including the timing and extent, to successfully execute its growth strategy is inherently uncertain and is dependent on continued sufficiency of cash resources, and its ability to implement the initiatives and deliver the results as forecasted, among other factors. Due to this uncertainty, if the Company is unable to sufficiently deliver results from its strategy, effectively manage liquidity and/or to cost effectively attract new customers and retain existing customers, the Company may not be able to maintain compliance with its financial covenants in future periods. Failure to comply with those covenants, including the minimum liquidity and minimum subscription count, may result in an event of default under the Company’s senior secured term loan. In the event the Company does not have sufficient cash resources upon an event of default, if the Company were unable to obtain a waiver or successfully renegotiate the terms of its senior secured term loan with its lenders, and the lenders enforced one or more of their rights upon default, the Company could be unable to meet its current obligations.

If the Company is unable to sufficiently execute its growth strategy, it believes it has plans to effectively manage liquidity and customer acquisition and retention in order to maintain compliance with its debt covenants. This includes potential significant expense reductions in areas identified by the Company in product, technology, general and administrative costs to achieve savings and reinvest in the business and to reaccelerate marketing investments to maintain the minimum subscription count. In addition, the Company has the ability to adjust its marketing strategies and further increase customer acquisition through promotional discounts, as needed, in order to maintain compliance with the minimum subscription count covenant.

A significant portion of the Company’s costs is discretionary in nature and, if needed, the Company has the ability to reduce or delay spending in order to reduce expenses and improve liquidity. The Company has previously demonstrated an ability to implement various cost reduction initiatives, including through workforce reductions and other cost optimizing initiatives. For example, in February 2020, the Company announced the closure of its Arlington, Texas fulfillment center and the consolidation of production volume from its Arlington, Texas fulfillment center into its Linden, New Jersey and Richmond, California fulfillment centers, which is estimated to generate annual savings of approximately $8.0 million.

Based on the current facts and circumstances, the improved financial flexibility provided through the financing transactions discussed above, the Company’s financial planning process and its historical ability to implement cost reductions and adjust marketing strategies, the Company believes it is probable it can effectively manage liquidity and subscription count in order to maintain compliance with the financial covenants under its senior secured term loan for at least the next 12 months. As a result, the Company has concluded that, after consideration of management’s plans, it has sufficient liquidity to meet its obligations within one year after the issuance date of the Consolidated Financial Statements, and it does not have substantial doubt about its ability to continue as a going concern.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its initial public offering (the “IPO”) on July 5, 2017, or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non-affiliates, or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.

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

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The standard is intended to eliminate diversity in practice in the treatment of restricted cash in the statement of cash flows, and requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, by including restricted cash in the beginning and ending cash, cash equivalents, and restricted cash balances. The Company adopted ASU 2016-18 for the annual period beginning January 1, 2019 using a retrospective approach. As a result of this guidance, net cash from (used in) operating activities decreased $0.3 million in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019. See Note 5 for a reconciliation of the cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the Consolidated Statements of Cash Flows.

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

3. Inventories, Net

Inventories, net consist of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Fulfillment	$3,097	$2,741
Product	16,371	22,365
Inventories, net	$19,468	$25,106

Product inventory primarily consists of bulk and prepped food, containers, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Insurance proceeds receivable	$11,250	$—
Prepaid insurance	7,964	5,755
Other current assets	3,737	3,109
Prepaid expenses and other current assets	$22,951	$8,864

Estimated insurance proceeds recoveries related to accrued legal settlements in Accrued expenses and other current liabilities are reflected as assets in the Company’s Consolidated Balance Sheets when it is determined that the recovery of such amounts is probable, and the amount can be reasonably determined. See Note 10 for further discussion of the insurance proceeds receivable.

5. Restricted Cash

Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases, as well as cash held in escrow related to a pending legal judgment that was returned to the Company in the second quarter of 2020 following final resolution of the case.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$58,722	$43,531
Restricted cash included in Prepaid expenses and other current assets	279	—
Restricted cash included in Other noncurrent assets	1,110	2,912
Total cash, cash equivalents and restricted cash	$60,111	$46,443

	September 30,	December 31,
	2019	2018

	(in thousands)
Cash and cash equivalents	$85,866	$95,615
Restricted cash included in Prepaid expenses and other current assets	—	—
Restricted cash included in Other noncurrent assets	2,192	1,692
Total cash, cash equivalents and restricted cash	$88,058	$97,307

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Computer equipment	$10,933	$11,453
Capitalized software	20,212	18,516
Fulfillment equipment	50,746	54,059
Furniture and fixtures	3,384	3,725
Leasehold improvements	32,639	41,735
Buildings(1)	114,877	148,507
Construction in process	1,526	1,803
Property and equipment, gross	234,317	279,798
Less: accumulated depreciation and amortization	(105,154)	(97,992)
Property and equipment, net	$129,163	$181,806
(1)	Buildings includes build-to-suit lease arrangements where the Company is considered the owner for accounting purposes including $31.3 million as of September 30, 2020 related to Linden, New Jersey and $62.1 million as of December 31, 2019 related to Linden, New Jersey and Fairfield, California. Buildings also includes costs incurred directly by the Company relating to these arrangements of $80.8 million and $82.3 million as of September 30, 2020 and December 31, 2019, respectively. Capitalized interest for construction projects related to build-to-suit lease arrangements was $2.8 million and $4.2 million as of September 30, 2020 and December 31, 2019, respectively.

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

For accounting purposes, the Company was deemed to be the owner of this arrangement and followed build-to-suit accounting. Therefore, the Company had capitalized the fair value of the building and direct construction costs incurred and recorded a corresponding facility financing obligation. Prior to the lease termination, the net carrying value of the build-to-suit assets totaled $31.1 million, the facility financing obligation totaled $35.7 million, and the Company had deferred rent of $1.8 million. Accordingly, as of the termination date, the Company derecognized the net carrying value of the build-to-suit assets and liabilities and the deferred rent balance. As a result, the Company recorded a non-cash gain of $4.9 million, net of the lease termination fee, in Other operating expense during the first quarter of 2020.

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

In May 2020, the transition of production volume to the Linden and Richmond fulfillment centers was completed. The Company’s Arlington facility equipment has primarily been relocated to the Company’s other fulfillment centers. In addition, the Company has future non-cancelable minimum lease payments of approximately $1.9 million through 2024 relating to its Arlington facility. The Company is pursuing a sublease for the facility, which is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In September 2019, the Company recorded impairment charges of $1.3 million, primarily related to abandoned capital projects due to the reprioritization of initiatives to support its growth strategy.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Accrued compensation	$10,478	$11,967
Accrued credits and refunds reserve	1,661	1,208
Accrued legal settlements	14,430	2,080
Accrued marketing expenses	1,440	5,268
Accrued shipping expenses	1,712	2,034
Other current liabilities	6,677	7,809
Accrued expenses and other current liabilities	$36,398	$30,366

Accrued legal settlements reflect contingencies for which the Company has concluded the loss is probable and reasonably estimable. The Company determined that insurance recovery was probable related to $11.3 million of a legal settlement and recognized the full recovery amount in Prepaid expenses and other current assets. See Note 10 for further discussion of the accrued legal settlements.

8. Deferred Revenue

Deferred revenue consists of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Cash received prior to fulfillment	$3,900	$3,205
Gift cards, prepaid orders, and other	1,873	2,915
Deferred revenue	$5,773	$6,120

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

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $5.8 million and $6.1 million as of September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, the Company recognized $5.3 million to Net revenue from the Deferred revenue at December 31, 2019.

9. Debt

Revolving Credit Facility

In August 2016, the Company entered into the revolving credit facility with a maximum amount available to borrow of $150.0 million. The borrower under the revolving credit facility was the Company’s wholly-owned subsidiary, Blue Apron, LLC. In May 2017 and June 2017, the Company executed amendments to the agreement that each increased the total commitments by $25.0 million, resulting in a total commitment of $200.0 million. In October 2018, the Company amended and refinanced the revolving credit facility (the “2018 credit facility refinancing”) to, among other things, reduce the aggregate lender commitments to $85.0 million and extend the maturity date of the facility to February 2021. In connection with the 2018 credit facility refinancing, the Company repaid $41.4 million of indebtedness. In October 2019, the Company further amended and refinanced the revolving credit facility (the “2019 credit facility refinancing”) to, among other things, further reduce the aggregate lender commitments to $55.0 million and extend the maturity date of the facility to August 2021. In connection with the 2019 credit facility refinancing, the Company repaid $28.9 million of indebtedness. Following the August 2020 offering, the Company repaid $10.8 million of indebtedness in accordance with the mandatory prepayment provisions of the revolving credit facility. See Note 2 for further discussion of the offering.

In October 2020, the Company fully repaid and terminated the revolving credit facility with the proceeds of its senior secured term loan and cash on hand. See Note 15 for further discussion of the senior secured term loan.

As of September 30, 2020 and December 31, 2019, the Company had $43.8 million and $54.7 million in outstanding borrowings under the revolving credit facility, respectively, and $0.3 million in issued letters of credit under the revolving credit facility. The remaining amount available to borrow as of September 30, 2020 and December 31, 2019 was $0.0 million. The Company incurred and capitalized $0.5 million in deferred financing costs in long-term debt in connection with the revolving credit facility in August 2016. In conjunction with the 2019 credit facility refinancing and 2018 credit facility refinancing, the Company incurred and capitalized $0.8 million and $0.9 million, respectively, in deferred financing costs in long-term debt, which are being amortized over the remaining term. As of September 30, 2020 and December 31, 2019, the total unamortized deferred financing costs were $0.7 million and $1.2 million, respectively.

As of September 30, 2020 and December 31, 2019, outstanding borrowings of debt consisted of the following:

		September 30,	December 31,
	Maturity Date	2020	2019

		(In thousands)
Revolving credit facility	August 2021	$43,832	$54,678
Weighted average interest rate		5.48%	6.22%

Subsequent to the 2019 credit facility refinancing, borrowings under the revolving credit facility bore interest, at the Company’s option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one month interest period plus 1.00% (the “base rate”), plus in each case a margin of 3.25% or (2) an adjusted LIBOR rate (the “eurodollar rate”) plus a margin of 4.25%. Prior to the 2019 credit facility refinancing, base rate loans bear interest at a rate equal to the base rate plus a margin of 3.00% and eurodollar rate loans bear interest at a rate equal to the eurodollar rate plus a margin of 4.00%. As of September 30, 2020 and December 31, 2019, the Company had outstanding borrowings of $43.8 million and $54.7 million utilizing the eurodollar rate, respectively, and $0.0 million utilizing the base rate. The Company was also obligated under the revolving credit facility to pay customary fees, including an unused commitment fee on undrawn amounts of 0.15%.

The obligations under the revolving credit facility were guaranteed by Blue Apron Holdings, Inc. Obligations under the revolving credit facility were secured by substantially all of the assets of the guarantor and its subsidiaries. The revolving credit facility contained certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. Restrictive covenants included limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of September 30, 2020 and December 31, 2019, financial covenants included a requirement to maintain a minimum aggregate liquidity balance of $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end and, in the event the Company had positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain specified thresholds as defined in the revolving credit and guaranty agreement.

Non-compliance with the covenants under the revolving credit facility would have resulted in an event of default upon which the lenders could declare all outstanding principal and interest to be due and payable immediately, terminate their commitments to loan money and foreclose against the assets securing the borrowings. As of September 30, 2020 and December 31, 2019, the Company was in compliance with all of the covenants under the revolving credit facility.

Facility Financing Obligation

As of September 30, 2020, the Company had a facility financing obligation of $36.0 million related to the leased facility in Linden under the build-to-suit accounting guidance. As of December 31, 2019, the Company had a facility financing obligation of $71.7 million related to leased facilities in Linden and Fairfield under the build-to-suit accounting guidance. See Note 6 for further discussion of the Fairfield lease termination.

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

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the IPO. The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop. Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018. Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018. On April 22, 2020, the Court entered an order (i) denying the motion to dismiss insofar as Plaintiffs’ allegations pertained to certain of the disclosures in the registration statement and prospectus claimed by plaintiff, and (ii) narrowing the factual issues in the case. On August 11, 2020, the parties held a mediation after which they entered into a memorandum of understanding on August 14, 2020, regarding a proposed settlement. Discovery has been stayed since August 14, 2020. On October 28, 2020, the Company entered into a stipulation and agreement of settlement to resolve the class action litigation. Under the terms of the settlement, a payment of $13.3 million is to be made by the Company and/or its insurers in exchange for the release of claims against the defendants and other released parties by the lead plaintiff and all settlement class members and for the dismissal of the action with prejudice. During the three months ended September 30, 2020, the Company recorded a charge of $1.1 million in Other operating expense for its portion of the settlement that will not be recovered by the insurers, in addition to charges that the Company had previously recorded relating to its portion of the settlement of $0.9 million. As of September 30, 2020, the Company recorded an accrual of $13.3 million for the full settlement amount in Accrued expenses and other current liabilities and for the insurance proceeds receivable of $11.3 million in Prepaid expenses and other current assets. If the court does not approve of the settlement, the cases will continue. The Company is also subject to two putative class action lawsuits alleging federal securities law violations in connection with the IPO, which are substantially similar to the above-referenced federal court action. One of the actions is currently pending in the New York Supreme Court. The other action was originally filed in the New York Supreme Court, but was voluntarily dismissed by the plaintiffs on September 15, 2020 and subsequently re-filed in the U.S. District Court for the Eastern District of New York on October 2, 2020. The Company is unable to provide any assurances as to the ultimate outcome of any of these lawsuits or that an adverse resolution of any of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In June 2020, certain of the Company’s current and former officers and directors were named as defendants in a shareholder derivative action filed in the Eastern District of New York, captioned Jeffrey Peters v. Matthew B. Salzberg, et al., 1:20-cv-02627. The complaint seeks contribution from the officer and director defendants for any damages that the Company may incur as a result of the above-referenced class action lawsuit, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws. On September 11, 2020 this case was stayed pending resolution of the federal securities case. The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center. The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law. Plaintiffs’ counsel filed a separate class action lawsuit alleging largely the same claims, but covering a longer period, which is now pending in the United States District Court for the Northern District of California. A mediation was held on November 20, 2019, at which time the cases were not resolved. On December 16, 2019, Plaintiff filed a motion for class certification in federal court. On December 18, 2019, the parties entered into a memorandum of understanding which, if finalized and approved by the court, will resolve both actions in their entirety. The parties finalized a settlement agreement on March 2, 2020 and the court has vacated all other deadlines in the class-

action case, including the due date for the Company’s opposition to the motion for class certification. In light of a reduced court schedule as a result of the COVID-19 pandemic, the court cancelled the hearing on the motion for preliminary approval of the final settlement agreement which had been scheduled for April 16, 2020, and notified the parties that it will issue a determination on the motion without a hearing. On July 6, 2020, the court granted preliminary approval of the final settlement agreement. A hearing for final approval is scheduled for November 19, 2020. If the court does not issue final approval of the settlement agreement, the cases will continue. As of September 30, 2020, the Company has an accrual of $2.1 million for an estimated legal settlement for which the Company concluded the loss is probable and reasonably estimable.

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

11. Share-based Compensation

The Company recognized share-based compensation for share-based awards in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general and administrative expenses as follows:

	Three Months Ended
	September 30,
	2020	2019

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$22	$46
Product, technology, general and administrative	2,067	2,166
Total share-based compensation	$2,089	$2,212

	Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$79	$161
Product, technology, general and administrative	6,259	6,508
Total share-based compensation	$6,338	$6,669

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

The rights, including the liquidation and dividend rights, of the Class A, Class B, and Class C common stock are substantially the same, other than voting rights. For the three months and nine months ended September 30, 2020 and 2019, the Company did not have any outstanding shares of Class C common stock.

On June 13, 2019, the board of directors of the Company approved the Reverse Stock Split of the Company’s Class A Common Stock and Class B Common Stock at a ratio of 1-for-15 shares, which Reverse Stock Split became effective on June 14, 2019. Accordingly, all common share, equity award, and per share amounts have been adjusted to reflect the Reverse Stock Split.

	Three Months Ended September 30,
	2020			2019
	Class A	Class B	Class C	Class A	Class B	Class C

(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(11,746)	$(3,516)	$—	$(14,621)	$(11,575)	$—
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	12,208,041	3,653,907	—	7,329,996	5,803,060	—
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	12,208,041	3,653,907	—	7,329,996	5,803,060	—

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.96)	$(0.96)	$—	$(1.99)	$(1.99)	$—
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.96)	$(0.96)	$—	$(1.99)	$(1.99)	$—

	Nine Months Ended September 30,
	2020			2019
	Class A	Class B	Class C	Class A	Class B	Class C

(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(24,810)	$(9,483)	$—	$(19,682)	$(19,537)	$—
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	10,278,021	3,928,252	—	6,549,067	6,500,784	—
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	10,278,021	3,928,252	—	6,549,067	6,500,784	—

Net income (loss) per share attributable to common stockholders—basic (1)	$(2.41)	$(2.41)	$—	$(3.01)	$(3.01)	$—
Net income (loss) per share attributable to common stockholders—diluted (1)	$(2.41)	$(2.41)	$—	$(3.01)	$(3.01)	$—

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended September 30,
	2020			2019
	Class A	Class B	Class C	Class A	Class B	Class C
Stock options	—	93,718	—	49,302	212,147	—
Restricted shares	—	—	—	—	331	—
Restricted stock units	1,689,874	—	—	1,278,650	—	—
Total anti-dilutive securities	1,689,874	93,718	—	1,327,952	212,478	—

	Nine Months Ended September 30,
	2020			2019
	Class A	Class B	Class C	Class A	Class B	Class C
Stock options	5,241	144,818	—	71,519	273,631	—
Restricted shares	—	—	—	—	580	—
Restricted stock units	1,694,397	—	—	1,001,870	—	—
Total anti-dilutive securities	1,699,638	144,818	—	1,073,389	274,211	—

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	September 30, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial Assets:
Money market accounts	$52,896	$—	$—	$52,896
Total financial assets	$52,896	$—	$—	$52,896

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial Assets:
Money market accounts	$36,846	$—	$—	$36,846
Total financial assets	$36,846	$—	$—	$36,846

As of September 30, 2020 and December 31, 2019, the Company has $52.9 million and $36.8 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. During the three months and nine months ended September 30, 2020 and 2019, the Company did not have realized gains or losses related to its financial assets.

As of September 30, 2020 and December 31, 2019, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

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

As a result of the action, which was completed in May 2020, the Company recorded $0.8 million in total restructuring costs during the first half of 2020, including $0.4 million of employee-related expenses, primarily consisting of severance payments, and $0.4 million of other exit costs in Other operating expense, substantially all of which resulted in cash expenditures. In addition, during the first half of 2020, the Company recorded non-cash impairment charges of $7.6 million, primarily consisting of leasehold improvements and equipment. See Note 6 for further discussion of the impairment charges.

The following table summarizes the activity for the restructuring charges discussed above and the related liabilities recorded in Accounts payable and Accrued expenses and other current liabilities:

	Employee-Related Costs	Other Exit Costs	Total

	(In thousands)
Balance — December 31, 2019	$—	$—	$—
Charges	600	104	704
Cash payments	—	(33)	(33)
Balance — March 31, 2020	$600	$71	$671
Charges	—	337	337
Cash payments	(257)	(260)	(517)
Other	(223)	—	(223)
Balance — June 30, 2020	$120	$148	$268
Cash payments	(93)	(148)	(241)
Other	(27)	—	(27)
Balance — September 30, 2020	$—	$—	$—

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

15. Subsequent Events

On October 16, 2020, the Company entered into a financing agreement which provides for a senior secured term loan in the aggregate principal amount of $35.0 million. The proceeds of the senior secured term loan were used, together with cash on hand, to repay in full all outstanding indebtedness under the revolving credit facility and to pay fees and expenses in connection with the transactions contemplated by the senior secured term loan. The Company terminated the revolving credit facility effective as of the same date.

The senior secured term loan bears interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 8.00% per annum. The principal amount of the senior secured term loan will be repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the senior secured term loan repayable on March 31, 2023. The Company is also obligated under the senior secured term loan to pay customary fees, including an anniversary fee equal to 1.00% of the average daily principal amount of the senior secured term loan outstanding over the past 12 months.

The borrower under the senior secured term loan is the Company’s wholly-owned subsidiary, Blue Apron, LLC. The obligations under the senior secured term loan are guaranteed by Blue Apron Holdings, Inc., and its subsidiaries other than the borrower, and secured by substantially all of the assets of the borrower and its guarantors. The senior secured term loan contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. The financial covenants include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the senior secured term loan as the number of all active customers on the Company’s account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter. Any such failure to comply with such covenants may result in an event of default under the Company’s senior secured term loan, upon which the lenders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the Company’s assets securing the borrowings.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Net revenue	$112,253	$99,490	$345,150	$360,546
Adjusted EBITDA	$(4,706)	$(13,151)	$631	$(28)
Net cash from (used in) operating activities	$(7,121)	$(7,790)	$(4,052)	$(5,572)
Free cash flow	$(9,058)	$(8,866)	$(8,829)	$(9,472)

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,	September 30,
	2019	2019	2020	2020	2020
Orders (in thousands)	1,726	1,622	1,763	2,152	1,917
Customers (in thousands)	386	351	376	396	357
Average Order Value	$57.60	$58.14	$57.68	$60.88	$58.56
Orders per Customer	4.5	4.6	4.7	5.4	5.4
Average Revenue per Customer	$258	$269	$271	$331	$314

Orders

We define Orders as the number of paid orders by our Customers across our meal, wine, and market products sold on our e-commerce platforms in any reporting period, inclusive of orders that may have eventually been refunded or credited to customers. Orders, together with Average Order Value, is an indicator of the net revenue we expect to recognize in a given period.  We view Orders delivered as a key indicator of our scale and financial performance. Orders has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers or the purchasing behavior of our customers. Because of these and other limitations, we consider, and you should consider, Orders in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Average Order Value and Orders per Customer.

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine, or market products sold on our e-commerce platforms in a given reporting period.  For example, the number of Customers in the three months ended September 30, 2020 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine, or market products in the quarter ended September 30, 2020.  We view the number of Customers as a key indicator of our scale and financial performance.  Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers.  Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer and Average Revenue per Customer.

Average Order Value

We define Average Order Value as our net revenue from our meal, wine, and market products sold on our e-commerce platforms in a given reporting period divided by the number of Orders in that period.  We view Average Order Value as a key indicator of the mix of our product offerings chosen by our customers, the mix of promotional discounts, and the purchasing behavior of our customers.

Orders per Customer

We define Orders per Customer as the number of Orders in a given reporting period divided by the number of Customers in that period.  We view Orders per Customer as a key indicator of our customers’ purchasing patterns, including their repeat purchase behavior.

Average Revenue per Customer

We define Average Revenue per Customer as our net revenue from our meal, wine, and market products sold on our e-commerce platforms in a given reporting period divided by the number of Customers in that period.  We view Average Revenue per Customer as a key indicator of our customers’ purchasing patterns, including their repeat purchase behavior.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest income (expense), net, other operating expense, other income (expense), net, benefit (provision) for income taxes, depreciation and amortization and share-based compensation expense.  We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital.  In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business.  Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results.  Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP.

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

Impact of COVID-19 on our Business

The COVID-19 pandemic had a material impact on our consolidated financial statements for the three and nine months ended September 30, 2020. It has resulted, and is expected to continue to result for at least the near and immediate term, in significant economic disruptions and changes to consumer behaviors in the United States, which has impacted and is expected to continue to impact our business.

Since late March 2020, we have experienced a significant increase in demand primarily as a result of changes to consumer behaviors resulting from the various restrictions that have been enacted throughout much of the United States in response to the COVID-19 pandemic, which continue to be in effect to varying levels across the United States. This increased demand may not continue at current levels, if at all, depending on the duration and severity of the COVID-19 pandemic, the length of time that COVID-19 related restrictions continue to stay in effect to a significant extent and for economic and operating conditions, and consumer behaviors to resume to levels prior to the COVID-19 pandemic and numerous other uncertainties.

In response to the increased demand, we have taken action to increase capacity at our fulfillment centers, including continuing to hire new personnel and temporarily reducing variety in menu options, which limits the need to change production lines and allows for more time to pack meal kits. During the COVID-19 pandemic, we have also seen higher than normal rates of absenteeism among our fulfillment center workforce and, at times, we have experienced difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers. As a result, we have also closed, and may again in the future close, some weekly offering cycles early to cap orders as we continue to increase headcount to meet demand. At the same time, we have taken a variety of safety measures following federal, state and local guidelines at our fulfillment centers’ operations. These safety measures include enhanced daily cleaning and disinfection policies, enhanced personal hygiene efforts and implementing social distancing efforts and awareness throughout the fulfillment centers. To date, while we have held production at times in order to implement some of our enhanced sanitation measures, we have not experienced significant disruptions in our fulfillment centers and we have not experienced any significant disruptions in our supply chain or any significant carrier interruptions or delays. Furthermore, in response to the increased demand, we intentionally slowed and adjusted our marketing spend in the short-term, but we increased our marketing spend at the end of the second quarter and we have reengaged, and expect to continue to reengage, in additional marketing spend as part of our previously announced growth strategy to retain existing and attract new customers. As a result of the challenges we have seen from time to time in hiring a sufficient workforce to adequately staff our fulfillment centers and in order to manage increased demand, we also made a decision to delay certain new product offerings that are part of our growth strategy, which may negatively impact net revenue in future periods.

The impact of the COVID-19 pandemic may have other adverse impacts on our business, operations, and financial results and condition, including, among other things, as a result of adverse impacts on our management team, our employees, our fulfillment center operations, consumer behaviors and on the overall economy. Significant uncertainty exists regarding the magnitude and duration of the economic and social effects of the COVID-19 pandemic and therefore we cannot predict the full extent of the positive or negative impacts this will have on our business, operations, and financial results and condition in future periods. In particular, the positive trends on our operating results that we saw in the three and nine months ended September 30, 2020 may not continue at current levels, if at all, and in future periods, trends may return to levels experienced in periods prior to the COVID-19 pandemic.

Please see “Risk Factors” under Part II, Item 1A for further discussion regarding risks associated with the COVID-19 pandemic.

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our 2-Serving and 4-Serving Plans.  We also generate net revenue through sales of Blue Apron Wine, which we began offering in September 2015, and through sales on Blue Apron Market, which we launched in November 2014. For the three months and nine months ended September 30, 2020 and 2019, we derived substantially all of our net revenue from sales of our meals through our direct-to-consumer platform.  We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue.  Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter.  For example, prior to the economic and social impact of the COVID-19 pandemic in 2020, we historically anticipated that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement.  Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we historically anticipated lower customer engagement. We cannot predict the ongoing impact that the COVID-19 pandemic may have on seasonality, although even with the continued expected year-over-year positive impact on our business from the COVID-19 pandemic in the fourth quarter of 2020, we currently anticipate that we will see lower quarterly sequential net revenue in the fourth quarter of 2020 than we saw in the third quarter of 2020. In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. For example, prior to the impact of the COVID-19 pandemic on demand for our product, our deliberate reduction in marketing expenses to focus on the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention has negatively impacted our net revenue. In addition, in order to manage heightened demand, we made a decision to temporarily cut back on certain existing product offerings and delay certain future new product offerings to meet increased demand relating to the COVID-19 pandemic, which may impact net revenue in future periods.

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

Marketing

Our marketing expenses consist primarily of costs incurred to acquire new customers, retain existing customers, and build our brand awareness through various online and offline paid channels, including digital and social media, television, direct mail, radio and podcasts, email, brand activations, and certain variable and fixed payments to strategic brand partnerships. Also included in marketing expenses are the costs of orders through our customer referral program, in which certain existing customers may invite others to receive a complimentary meal delivery, as well as costs paid to third parties to market our products. The cost of the customer referral program is based on our costs incurred for fulfilling a complimentary meal delivery, including product and fulfillment costs.

We expect marketing expenses to continue to comprise a significant portion of our operating expenses in support of our growth strategy, while also continuing to focus on efficiency and our customer acquisition strategy to target consumers that we believe will exhibit high affinity and retention through marketing channels we believe to be the most efficient. We anticipate that our marketing strategies, including the timing and extent of our marketing investments, will be informed by our strategic priorities, including our ability to implement our growth strategy, the sufficiency of our cash resources, the seasonal trends in our business, and the competitive landscape of our market, and will fluctuate from quarter-to-quarter and have a significant impact on our quarterly results of operations. We also anticipate that our near-term marketing strategies and investments will be impacted by the COVID-19 pandemic, and we may reduce or increase marketing expenditures in future periods to continue to help us manage demand to meet future capacity constraints.

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

Other Operating Expense

Other operating expense includes charges related to the Arlington facility closure announced in February 2020, a non-cash gain, net of a termination fee, on the Fairfield lease termination in March 2020, a charge for an estimated legal settlement in August 2020, charges related to the Arlington facility downsizing announced in January 2019, and impairment losses on long-lived assets in September 2019.

Interest Income (Expense), Net

Interest income and expense consists primarily of interest expense associated with our revolving credit facility, capital lease financings, and build-to-suit lease financings offset by interest income on cash and cash equivalents balances.

Benefit (Provision) for Income Taxes

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one-time items, and the impact of valuation allowances. For the three months ended September 30, 2020 and 2019, we recorded nominal tax expense, resulting in an effective tax rate of (0.1)% and (0.0)%, respectively. For the nine months ended September 30, 2020 and 2019, we recorded nominal tax expense, resulting in an effective tax rate of (0.1)% and (0.1)%, respectively. We continue to maintain a valuation allowance for federal and certain state tax jurisdictions.  Our tax provision results from state taxes in a jurisdiction in which net operating losses were not available to offset our tax obligation.

As of December 31, 2019, we had U.S. federal net operating loss carryforwards of $364.0 million and state net operating loss carryforwards of $136.1 million. Under the Tax Cuts and Jobs Act, or the U.S. Tax Act (as amended by the Coronavirus Aid, Relief, and Economic Security Act, or “CARES Act”), the use of the federal net operating loss carryforwards generated during the years ended December 31, 2019 and 2018 are limited to 80% of our taxable income in any future taxable year beginning after December 31, 2020, although such losses may be carried forward indefinitely.  The state net operating loss carryforwards may be subject to limitations under applicable tax laws and will expire at various dates beginning in 2033, if not utilized.

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Net revenue	$112,253	$99,490	$345,150	$360,546
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	74,499	67,393	213,005	221,570
Marketing	10,862	12,127	37,455	36,074
Product, technology, general and administrative	33,687	35,333	100,397	109,599
Depreciation and amortization	5,871	7,303	18,799	24,279
Other operating expense	1,100	1,261	4,567	1,491
Total operating expenses	126,019	123,417	374,223	393,013
Income (loss) from operations	(13,766)	(23,927)	(29,073)	(32,467)
Interest income (expense), net	(1,482)	(2,260)	(5,178)	(6,718)
Income (loss) before income taxes	(15,248)	(26,187)	(34,251)	(39,185)
Benefit (provision) for income taxes	(14)	(9)	(42)	(34)
Net income (loss)	$(15,262)	$(26,196)	$(34,293)	$(39,219)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	66.4%	67.7%	61.7%	61.5%
Marketing	9.7%	12.2%	10.9%	10.0%
Product, technology, general and administrative	30.0%	35.5%	29.1%	30.4%
Depreciation and amortization	5.2%	7.3%	5.4%	6.7%
Other operating expense	1.0%	1.3%	1.3%	0.4%
Total operating expenses	112.3%	124.0%	108.4%	109.0%
Income (loss) from operations	(12.3)%	(24.0)%	(8.4)%	(9.0)%
Interest income (expense), net	(1.3)%	(2.3)%	(1.5)%	(1.9)%
Income (loss) before income taxes	(13.6)%	(26.3)%	(9.9)%	(10.9)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(13.6)%	(26.3)%	(9.9)%	(10.9)%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net Revenue

	Three Months Ended
	September 30,
	2020	2019	% Change

	(In thousands)
Net revenue	$112,253	$99,490	13%

Net revenue increased by $12.8 million, or 13%, to $112.3 million for the three months ended September 30, 2020 from $99.5 million for the three months ended September 30, 2019. The increase in net revenue was primarily due to an increase in Orders per Customer and Average Order Value during the three months ended September 30, 2020 as customers chose to order more frequently and more meals per order as a result of, in part, the COVID-19 related restrictions that remained in effect to varying degrees during the third quarter of 2020 throughout much of the United States.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	September 30,
	2020	2019	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$74,499	$67,393	11%
% of net revenue	66.4%	67.7%

Cost of goods sold, excluding depreciation and amortization, increased by $7.1 million, or 11%, to $74.5 million for the three months ended September 30, 2020 from $67.4 million for the three months ended September 30, 2019. This increase was primarily driven by an increase in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 66.4% for the three months ended September 30, 2020 from 67.7% for the three months ended September 30, 2019. The decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

●	a decrease of 320 basis points in shipping and fulfillment packaging costs largely driven by operational and pricing improvements and increased use of more cost-effective fulfillment packaging; partially offset by
●	an increase of 100 basis points in labor costs largely due to increased usage of higher-priced temporary labor, as well as wage increases and attendance bonuses put in place as incentives for frontline employees to increase capacity at our fulfillment centers to meet increased demand resulting from the COVID-19 pandemic; and
●	an increase of 90 basis points in food and product packaging primarily due to the increased usage of higher-priced pre-packaged fresh produce to facilitate and improve capacity at our fulfillment centers.

Marketing

	Three Months Ended
	September 30,
	2020	2019	% Change

	(In thousands)
Marketing	$10,862	$12,127	(10)%
% of net revenue	9.7%	12.2%

Marketing expenses decreased by $1.2 million, or 10%, to $10.9 million for the three months ended September 30, 2020 from $12.1 million for the three months ended September 30, 2019. The decrease was seen across all marketing channels. As a percentage of net revenue, marketing expenses decreased to 9.7% for the three months ended September 30, 2020 from 12.2% for the three months ended September 30, 2019. This decrease as a percentage of net revenue included a decrease of 140 basis points in online paid channels, a decrease of 70 basis points in offline paid channels and a decrease of 40 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders.

Product, Technology, General and Administrative

	Three Months Ended
	September 30,
	2020	2019	% Change

	(In thousands)
Product, technology, general and administrative	$33,687	$35,333	(5)%
% of net revenue	30.0%	35.5%

Product, technology, general and administrative expenses decreased by $1.6 million, or 5%, to $33.7 million for the three months ended September 30, 2020 from $35.3 million for the three months ended September 30, 2019. This decrease was primarily due to continued focus on expense management, including:

●	a decrease of $1.8 million in corporate overhead and administrative costs;
●	a decrease of $1.4 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent; partially offset by
●	an increase of $1.6 million in personnel costs primarily driven by increases in bonuses.

As a percentage of net revenue, product, technology, general and administrative expenses decreased 550 basis points to 30.0% for the three months ended September 30, 2020 from 35.5% for the three months ended September 30, 2019 primarily due to the scaling of our business to meet heightened demand.

Depreciation and Amortization

	Three Months Ended
	September 30,
	2020	2019	% Change

	(In thousands)
Depreciation and amortization	$5,871	$7,303	(20)%
% of net revenue	5.2%	7.3%

Depreciation and amortization decreased by $1.4 million, or 20%, to $5.9 million for the three months ended September 30, 2020 from $7.3 million for the three months ended September 30, 2019. This decrease was primarily driven by impairment charges and write-offs on long-lived assets. As a percentage of net revenue, depreciation and amortization decreased to 5.2% for the three months ended September 30, 2020 from 7.3% for the three months ended September 30, 2019.

Other Operating Expense

Other operating expense for the three months ended September 30, 2020 and 2019 was $1.1 million and $1.3 million, respectively. Other operating expense for the three months ended September 30, 2020 represents a $1.1 million charge related to an estimated legal settlement. Other operating expense for the three months ended September 30, 2019 represents non-cash impairment charges on long-lived assets primarily related to the reprioritization of initiatives to support our growth strategy, respectively.

Income (Loss) from Operations

	Three Months Ended
	September 30,
	2020	2019	% Change

	(In thousands)
Income (loss) from operations	$(13,766)	$(23,927)	(42)%
% of net revenue	(12.3)%	(24.0)%

Income (loss) from operations for the three months ended September 30, 2020 and 2019 was $(13.8) million and $(23.9) million, respectively. This change was due to an increase in net revenue of $12.8 million, which was partially offset by an increase in operating expenses of $2.6 million. As a percentage of net revenue, income (loss) from operations was (12.3)% and (24.0)% for the three months ended September 30, 2020 and 2019, respectively. This improvement was primarily driven by decreases as a percentage of net revenue across all operating expenses for the reasons set forth above.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended September 30, 2020 and 2019 was $(1.5) million and $(2.3) million, respectively. This decrease in interest income (expense), net was primarily due to a decrease in interest expense associated with build-to-suit lease financings of $0.6 million as a result of the Fairfield lease termination and a decrease of $0.6 million of interest expense incurred on outstanding borrowings under our revolving credit facility, partially offset by decreased interest income on cash and cash equivalents of $0.4 million in the three months ended September 30, 2020.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the three months ended September 30, 2020 and 2019, respectively, reflects state income taxes in a jurisdiction in which net operating losses were not available to offset our tax obligation.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net Revenue

	Nine Months Ended
	September 30,
	2020	2019	% Change

	(In thousands)
Net revenue	$345,150	$360,546	(4)%

Net revenue decreased by $15.3 million, or 4%, to $345.2 million for the nine months ended September 30, 2020 from $360.5 million for the nine months ended September 30, 2019. The decrease in net revenue was primarily due to a decrease in Customers during the nine months ended September 30, 2020 as a result of the continuing impact of the deliberate reduction in marketing spend in prior periods while we continue to strategically invest in the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Nine Months Ended
	September 30,
	2020	2019	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$213,005	$221,570	(4)%
% of net revenue	61.7%	61.5%

Cost of goods sold, excluding depreciation and amortization, decreased by $8.6 million, or 4%, to $213.0 million for the nine months ended September 30, 2020 from $221.6 million for the nine months ended September 30, 2019. This decrease was primarily driven by a decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 61.7% for the nine months ended September 30, 2020 from 61.5% for the nine months ended September 30, 2019. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

●	an increase of 100 basis points in labor costs largely due to increased usage of higher-priced temporary labor, as well as wage increases and attendance bonuses put in place as incentives for frontline employees to increase capacity at our fulfillment centers to meet increased demand resulting from the COVID-19 pandemic; partially offset by
●	a decrease of 80 basis points in shipping and fulfillment packaging largely driven by operational and pricing improvements and increased usage of more cost-effective fulfillment packaging.

Marketing

	Nine Months Ended
	September 30,
	2020	2019	% Change

	(In thousands)
Marketing	$37,455	$36,074	4%
% of net revenue	10.9%	10.0%

Marketing expenses increased by $1.4 million, or 4%, to $37.5 million for the nine months ended September 30, 2020 from $36.1 million for the nine months ended September 30, 2019. The increase was seen across various offline and online paid channels, partially offset by a decrease in our customer referral program. As a percentage of net revenue, marketing expenses increased to 10.9% for the nine months ended September 30, 2020 from 10.0% for the nine months ended September 30, 2019. This increase as a percentage of net revenue included an increase of 90 basis points in online paid channels, an increase of 40 basis points in offline paid channels, partially offset by a decrease of 40 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders.

Product, Technology, General and Administrative

	Nine Months Ended
	September 30,
	2020	2019	% Change

	(In thousands)
Product, technology, general and administrative	$100,397	$109,599	(8)%
% of net revenue	29.1%	30.4%

Product, technology, general and administrative expenses decreased by $9.2 million, or 8%, to $100.4 million for the nine months ended September 30, 2020 from $109.6 million for the nine months ended September 30, 2019. This decrease was primarily due to continued focus on expense management, including:

●	a decrease of $5.7 million in corporate overhead and administrative costs, which includes a decrease of $0.8 million in payment processing fees driven by lower net revenue;
●	a decrease of $2.8 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent; and
●	a decrease of $0.6 million in personnel costs primarily driven by lower headcount in corporate and other managerial positions.

As a percentage of net revenue, product, technology, general and administrative expenses decreased 130 basis points to 29.1% for the nine months ended September 30, 2020 from 30.4% for the nine months ended September 30, 2019 primarily due to continued focus on expense management and optimization of our cost structure.

In February 2020, we announced the closure of our Arlington, Texas fulfillment center and the consolidation of production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey and Richmond, California fulfillment centers. As a result, during the nine months ended September 30, 2020, we incurred charges of approximately $8.4 million, including $7.6 million of non-cash impairment charges on long-lived assets, $0.4 million of employee-related expenses, primarily consisting of severance payments, and $0.4 million of other exit costs, substantially all of which resulted in cash expenditures. We estimate annual savings of approximately $8.0 million.

Depreciation and Amortization

	Nine Months Ended
	September 30,
	2020	2019	% Change

	(In thousands)
Depreciation and amortization	$18,799	$24,279	(23)%
% of net revenue	5.4%	6.7%

Depreciation and amortization decreased by $5.5 million, or 23%, to $18.8 million for the nine months ended September 30, 2020 from $24.3 million for the nine months ended September 30, 2019. This decrease was primarily driven by impairment charges and write-offs on long-lived assets. As a percentage of net revenue, depreciation and amortization decreased to 5.4% for the nine months ended September 30, 2020 from 6.7% for the nine months ended September 30, 2019.

Other Operating Expense

Other operating expense for the nine months ended September 30, 2020 and 2019 was $4.6 million and $1.5 million, respectively. Other operating expense for the nine months ended September 30, 2020 represents charges of $8.4 million related to the Arlington facility closure announced in February 2020, including $7.6 million of non-cash impairment charges on long-lived assets, $0.4 million of employee-related expenses, primarily consisting of severance payments, and $0.4 million of other exit costs, partially offset by a $4.9 million non-cash gain, net of a $1.5 million termination fee, on the Fairfield lease termination in March 2020, as well as a $1.1 million charge for an estimated legal settlement. Other operating expense for the nine months ended September 30, 2019 includes $1.3 million of non-cash impairment charges on long-lived assets primarily related to the reprioritization of initiatives to support our growth strategy and $0.2 million of employee-related expenses consisting of severance payments relating to the Arlington facility downsizing announced in January 2019.

Income (Loss) from Operations

	Nine Months Ended
	September 30,
	2020	2019	% Change

	(In thousands)
Income (loss) from operations	$(29,073)	$(32,467)	(10)%
% of net revenue	(8.4)%	(9.0)%

Income (loss) from operations for the nine months ended September 30, 2020 and 2019 was $(29.1) million and $(32.5) million, respectively. This change was due to a decrease in net revenue of $15.4 million, which was partially offset by a decrease in operating expenses of $18.8 million. As a percentage of net revenue, income (loss) from operations was (8.4)% and (9.0)% for the nine months ended September 30, 2020 and 2019, respectively. This decrease was primarily driven by decreases as a percentage of net revenue in product, technology, general and administrative expenses and depreciation and amortization, partially offset by an increase in other operating expense, marketing expenses and cost of goods sold, excluding depreciation and amortization as a percentage of net revenue for the reasons set forth above.

Interest Income (Expense), Net

Interest income (expense), net for the nine months ended September 30, 2020 and 2019 was $(5.2) million and $(6.7) million, respectively. This decrease in interest income (expense), net was primarily due to a decrease of $1.6 million in interest expense incurred on outstanding borrowings under our revolving credit facility, a decrease of $1.2 million associated with build-to-suit lease financings as a result of the Fairfield lease termination, partially offset by decreased interest income on cash and cash equivalents of $1.3 million in the nine months ended September 30, 2020.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the nine months ended September 30, 2020 and 2019, respectively, reflects state income taxes in a jurisdiction in which net operating losses were not available to offset our tax obligation.

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

We define adjusted EBITDA as net income (loss) before interest income (expense), net, other operating expense, other income (expense), net, benefit (provision) for income taxes, depreciation and amortization, and share-based compensation expense. We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business.

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

Our adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable GAAP equivalent. Some of these limitations are:

●	adjusted EBITDA excludes share-based compensation expense, as share-based compensation expense has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
●	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
●	adjusted EBITDA excludes other operating expense, as other operating expense represents a charge for an estimated legal settlement, non-cash impairment charges on long-lived assets, a non-cash gain, net of a termination fee, on lease termination, and restructuring costs;
●	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
●	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
●	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(15,262)	$(26,196)	$(34,293)	$(39,219)
Share-based compensation	2,089	2,212	6,338	6,669
Depreciation and amortization	5,871	7,303	18,799	24,279
Other operating expense	1,100	1,261	4,567	1,491
Interest (income) expense, net	1,482	2,260	5,178	6,718
Provision (benefit) for income taxes	14	9	42	34
Adjusted EBITDA	$(4,706)	$(13,151)	$631	$(28)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(7,121)	$(7,790)	$(4,052)	$(5,572)
Purchases of property and equipment	(1,937)	(1,076)	(4,777)	(3,900)
Free cash flow	$(9,058)	$(8,866)	$(8,829)	$(9,472)

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers. In August 2016, we entered into a revolving credit and guaranty agreement (the “revolving credit facility”) that would have matured in August 2021. As discussed below, in October 2020, we fully repaid and terminated the revolving credit facility with the proceeds of our senior secured term loan and cash on hand. We also finance our operations through payments received from customers.

On August 10, 2020, we completed an underwritten public offering (the “offering”), pursuant to our universal shelf registration statement filed with the Securities and Exchange Commission on April 29, 2020, of 4,000,000 shares of our Class A common stock, resulting in $32.9 million of proceeds, net of underwriting discounts and commissions and offering costs. The net proceeds from the offering were subject to the mandatory prepayment provisions of the revolving credit facility, and a portion of the proceeds was consequently used to make a repayment of $10.8 million of the borrowings outstanding under our revolving credit facility.

Total outstanding debt, net of debt issuance costs, was $43.2 million as of September 30, 2020 and $53.5 million as of December 31, 2019. As of September 30, 2020, we had $43.8 million in outstanding borrowings, $0.3 million in issued letters of credit under the revolving credit facility, and a remaining borrowing capacity on the revolving credit facility of $0.0 million. The revolving credit facility contained certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. As of September 30, 2020, and December 31, 2019, we were in compliance with all of the covenants under the revolving credit facility. See “Revolving Credit Facility” below for further discussion on the revolving credit facility.

Subsequent to the end of the third quarter, on October 16, 2020, we entered into a financing agreement which provides for a senior secured term loan in the aggregate principal amount of $35.0 million that matures in March 2023. The proceeds of the senior secured term loan were used, together with cash on hand, to repay in full the outstanding indebtedness under the revolving credit facility and to pay fees and expenses in connection with the transactions contemplated by the senior secured term loan. We terminated the revolving credit facility effective as of the same date. The senior secured term loan bears interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 8.00% per annum. The principal amount of the senior secured term loan will be repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the senior secured term loan repayable on March 31, 2023.

The senior secured term loan contains restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. The financial covenants include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the senior secured term loan as the number of all active customers on our account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter.

Cash and cash equivalents consist of cash on hand, money market accounts, and amounts held by third party financial institutions for credit and debit card transactions, which generally settle within three business days. Because we generally charge credit cards in advance of shipment and, historically, customers have most frequently requested delivery of their meals earlier in the week, amounts due for credit and debit card transactions as of the end of a financial reporting period may fluctuate significantly based upon the day of the week on which that period ends. Total cash and cash equivalents was $58.7 million as of September 30, 2020 and $43.5 million as of December 31, 2019.

Total restricted cash was $1.4 million as of September 30, 2020 and $2.9 million as of December 31, 2019, of which $1.1 million and $2.9 million, respectively, is classified as a long-term asset, and $0.3 million and $0.0 million, respectively, is classified as a short-term asset. Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases, as well as cash held in escrow related to a pending legal judgment that was returned to us in the second quarter of 2020 following final resolution of the case.

We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities (excluding current portion of long-term debt). Our working capital was $(26.8) million as of September 30, 2020 and $(26.2) million as of December 31, 2019.

We have a history of net losses and negative operating cash flows. In addition, we have experienced significant negative trends in our net revenue. While the year-over-year declines in net revenue have narrowed in more recent periods, and trends in net losses and operating cash flows have improved during the three and nine months ended September 30, 2020, that narrowing and improvement is, in part, due to heightened demand driven by the various restrictions on consumers that have been enacted, and remain in effect to varying degrees, throughout much of the United States in response to the COVID-19 pandemic. These positive trends on our operating results may not continue at current levels, if at all, depending on the duration and severity of the COVID-19 pandemic, and trends in future periods may return to levels experienced in periods prior to the COVID-19 pandemic.

We are currently continuing to pursue our previously announced strategy to drive customer and revenue growth alongside managing heightened demand resulting from the COVID-19 pandemic. In light of the recent offering and the senior secured term loan subsequent to the third quarter, as well as improvements in our business from our growth strategy, our board of directors has concluded its review of a broad range of strategic alternatives that was announced earlier this year. Our board of directors will continue to evaluate and look for opportunities to maximize stockholder value as part of regular strategic reviews. Our ability, including the timing and extent, to successfully execute our growth strategy is inherently uncertain and is dependent on continued sufficiency of cash resources, and our ability to implement the initiatives and deliver the results as forecasted, among other factors. Due to this uncertainty, if we are unable to sufficiently deliver results from our strategy, manage liquidity, and/or to cost effectively attract new customers and retain existing customers, we may not be able to maintain compliance with our financial covenants in future periods. Failure to comply with those covenants, including the minimum liquidity and minimum subscription count, may result in an event of default under our senior secured term loan. In the event we do not have sufficient cash resources upon an event of default, if we were unable to obtain a waiver or successfully renegotiate the terms of our senior secured term loan with our lenders, and the lenders enforced one or more of their rights upon default, we could be unable to meet our current obligations.

If we are unable to sufficiently execute our growth strategy, we believe we have plans to effectively manage liquidity and customer acquisition and retention in order to maintain compliance with our debt covenants. This includes potential significant expense reductions in areas that we have identified in product, technology, general and administrative costs to achieve savings and reinvest in the business and reaccelerate marketing investments to maintain the minimum subscription count. In addition, we have the ability to adjust our marketing strategies and further increase customer acquisition through promotional discounts, as needed, in order to maintain compliance with the minimum subscription count covenant.

A significant portion of our costs is discretionary in nature and, if needed, we have the ability to reduce or delay spending in order to reduce expenses and improve liquidity. We have also previously demonstrated an ability to implement various cost reduction initiatives, including through workforce reductions and other cost optimizing initiatives. For example, in February 2020, we announced the closure of our Arlington, Texas fulfillment center and the consolidation of production volume from the Arlington, Texas fulfillment center into our Linden, New Jersey and Richmond, California fulfillment centers, which is estimated to generate annual savings of approximately $8.0 million.

Based on the current facts and circumstances, the improved financial flexibility provided through the financing transactions discussed above, our financial planning process and our historical ability to implement cost reductions and adjust marketing strategies, we believe we can effectively manage liquidity and subscription count in order to maintain compliance with the financial covenants under our senior secured term loan for at least the next 12 months. As a result, we believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements and the availability and accessibility to additional funds will depend on many factors, including our ability to remain compliant with the covenants of our term loan and those described in the section titled “Risk Factors” under Part II, Item 1A below.

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Net cash from (used in) operating activities	$(4,052)	$(5,572)
Net cash from (used in) investing activities	(4,612)	(3,522)
Net cash from (used in) financing activities	22,332	(155)
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,668	(9,249)
Cash, cash equivalents, and restricted cash–beginning of period	46,443	97,307
Cash, cash equivalents, and restricted cash–end of period	$60,111	$88,058

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income (loss) adjusted for primarily non-cash items and changes in operating assets and liabilities.

For the nine months ended September 30, 2020, net cash from (used in) operating activities was $(4.1) million and consisted of net income (loss) of $(34.3) million, primarily non-cash items of $28.2 million, and a net change in operating assets and liabilities of $2.1 million. Changes in operating assets and liabilities were primarily driven by increases in accrued expenses and other current liabilities, accounts payable, and other noncurrent assets and liabilities of $9.9 million and decreases in receivables and inventory of $6.5 million, partially offset by an increase in prepaid expenses and other current assets of $14.0 million and a decrease in deferred revenue of $0.3 million.

For the nine months ended September 30, 2019, net cash from (used in) operating activities was $(5.6) million and consisted of net income (loss) of $(39.2) million, non-cash items of $31.8 million and a net change in operating assets and liabilities of $1.9 million. Changes in operating assets and liabilities were primarily driven by decreases in inventory and prepaid expense and other current assets of $6.1 million and increase in accounts payable of $6.0 million, partially offset by decreases in accrued expenses and other current liabilities and deferred revenue of $7.4 million and an increase in other noncurrent assets and liabilities of $2.8 million.

Net Cash from (used in) Investing Activities

Net cash from (used in) investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.

For the nine months ended September 30, 2020, net cash from (used in) investing activities was $(4.6) million and consisted primarily of $(4.8) million for purchases of property and equipment, of which approximately $(2.2) million relates to capitalized software costs, to support business initiatives and ongoing product expansion.

For the nine months ended September 30, 2019, net cash from (used in) investing activities was $(3.5) million and consisted primarily of $(3.9) million for purchases of property and equipment, of which approximately $(2.2) million relates to capitalized software costs, to support business initiatives and ongoing product expansion. As of September 30, 2020, our projected capital expenditures are expected to amount to approximately $8 million to $12 million in the aggregate over the next twelve months. The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual scale of our business, and may vary significantly from our estimates.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from the public offering of Class A common stock, net, net borrowings and repayments under our revolving credit facility, proceeds from exercises of stock options, and principal payments on capital lease obligations.

For the nine months ended September 30, 2020, net cash from (used in) financing activities was $22.3 million and consisted primarily of $32.9 million of proceeds from the public offering of Class A common stock, net of offering costs, a $10.8 million repayment of debt under our revolving credit facility, as well as proceeds from the exercise of stock options, partially offset by principal payments on capital lease obligations.

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

Our free cash flow was $(8.8) million and $(9.5) million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, free cash flow consisted of $(4.1) million of net cash from (used in) operating activities and $(4.8) million for purchases of property and equipment, of which approximately $(2.2) million relates to capitalized software costs. For the nine months ended September 30, 2019, free cash flow consisted of $(5.6) million of net cash from (used in) operating activities and $(3.9) million for purchases of property and equipment, of which approximately $(2.2) million relates to capitalized software costs. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

Revolving Credit Facility

As discussed above, in August 2016, we entered into the revolving credit facility with an initial maximum amount available to borrow of $150.0 million. In 2017, we executed amendments to the agreement that each increased the total commitments by $50.0 million, resulting in a total commitment of $200.0 million. In 2018, we amended and refinanced the revolving credit facility to, among other things, reduce the aggregate lender commitments to $85.0 million and extend the final maturity date. In 2019, we further amended and refinanced the revolving credit facility to, among other things, further reduce the aggregate lender commitments to $55.0 million and extend the final maturity date to August 26, 2021. In October 2020, the revolving credit facility was repaid in full with the proceeds of our senior secured term loan and cash on hand. See “Senior Secured Term Loan” below for further discussion of senior secured term loan.

As of September 30, 2020 and December 31, 2019, we had $43.8 million and $54.7 million in outstanding borrowings under the revolving credit facility, respectively, and $0.3 million in issued letters of credit under the revolving credit facility.

Prior to repayment in October 2020, the borrowings under the revolving credit facility bore interest, at our option, at (1) a base rate based on the highest of prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period plus 1.00% (the “base rate”), plus in each case a margin of 3.25%, or (2) an adjusted LIBOR rate (the “eurodollar rate”) plus a margin of 4.25%.

The revolving credit facility contained certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. As of September 30, 2020 and December 31, 2019, financial covenants included a requirement to maintain a minimum aggregate liquidity balance of $20.0 million as of each quarter end and $10.0 million at any liquidity test date other than at quarter end and, in the event we had positive consolidated total net debt, maintain minimum quarterly consolidated adjusted EBITDA in excess of certain revised specified thresholds as defined in the revolving credit and guaranty agreement.

As of September 30, 2020 and December 31, 2019, we were in compliance with all of the covenants under the revolving credit facility. Failure to comply with any covenants under the revolving credit facility could have had a material adverse effect on our business, financial condition, and results of operations as described in the section titled “Risk Factors” under Part II, Item 1A below.

Senior Secured Term Loan

On October 16, 2020, we entered into a financing agreement which provides for a senior secured term loan in the aggregate principal amount of $35.0 million. The proceeds of the senior secured term loan were used, together with cash on hand, to repay in full all outstanding indebtedness under the revolving credit facility and to pay fees and expenses in connection with the transactions contemplated by the senior secured term loan. We terminated the revolving credit facility effective as of the same date.

The senior secured term loan bears interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 8.00% per annum. The principal amount of the senior secured term loan will be repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the senior secured term loan repayable on March 31, 2023. We are also obligated under the senior secured term loan to pay customary fees, including an anniversary fee equal to 1.00% of the average daily principal amount of the senior secured term loan outstanding over the past 12 months.

The borrower under the senior secured term loan is our wholly-owned subsidiary, Blue Apron, LLC. The obligations under the senior secured term loan are guaranteed by Blue Apron Holdings, Inc. and its subsidiaries other than the borrower, and secured by substantially all of the assets of the borrower and the guarantors. The senior secured term loan contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. The financial covenants include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the senior secured term loan as the number of all active customers on our account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter. Any such failure to comply with such covenants may result in an event of default under our senior secured new term loan, upon which the lenders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. Failure to comply with any covenants under the senior secured term loan could have a material adverse effect on our business, financial condition, and results of operations as described in the section titled “Risk Factors” under Part II, Item 1A below.

Contractual Obligations

On March 30, 2020, we terminated the lease for our Fairfield facility. In connection with the lease termination, we paid a termination fee in the amount of $1.5 million in the second quarter of 2020, which released us from all future minimum lease payments related to this facility of $32.9 million, which otherwise would have expired in 2028. Other than the borrowings disclosed above in the "Revolving Credit Facility" and “Senior Secured Term Loan” sections and changes which occur in the normal course of business, as of September 30, 2020, there were no other significant changes to the contractual obligations reported at December 31, 2019 in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, except for operating leases and letters of credit entered into in the normal course of business as discussed above.

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

Emerging Growth Company Status

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates, or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the IPO. The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop. Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018. Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018. On April 22, 2020, the Court entered an order (i) denying the motion to dismiss insofar as Plaintiffs’ allegations pertained to certain of the disclosures in the registration statement and prospectus claimed by plaintiff, and (ii) narrowing the factual issues in the case. On August 11, 2020, the parties held a mediation after which they entered into a memorandum of understanding on August 14, 2020 regarding a proposed settlement. Discovery has been stayed since August 14, 2020.On October 28, 2020, the Company entered into a stipulation and agreement of settlement to resolve the class action litigation. Under the terms of the settlement, a payment of $13.3 million is to be made by the Company and/or its insurers in exchange for the release of claims against the defendants and other released parties by the lead plaintiff and all settlement class members and for the dismissal of the action with prejudice. If the court does not approve the settlement, the cases will continue. The Company is also subject to two putative class action lawsuits alleging federal securities law violations in connection with the IPO, which are substantially similar to the above-referenced federal court action. One of the actions is currently pending in the New York Supreme Court. The other action was originally filed in the New York Supreme Court, but was voluntarily dismissed by plaintiffs of September 15, 2020 and subsequently re-filed in the U.S. District Court for the Eastern District of New York on October 2, 2020. The Company is unable to provide any assurances as to the ultimate outcome of any of these lawsuits or that an adverse resolution of any of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In June 2020, certain of the Company’s current and former officers and directors were named as defendants in a shareholder derivative action filed in the Eastern District of New York, captioned Jeffrey Peters v. Matthew B. Salzberg, et al., 1:20-cv-02627. The complaint seeks contribution from the officer and director defendants for any damages that the Company may incur as a result of the above-referenced class action lawsuit, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws. On September 11, 2020 this case was stayed pending resolution of the federal securities case. The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center. The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law. Plaintiffs’ counsel filed a separate class action lawsuit alleging largely the same claims, but covering a longer period, which is now pending in the United States District Court for the Northern District of California. A mediation was held on November 20, 2019, at which time the cases were not resolved. On December 16, 2019, Plaintiff filed a motion for class certification in federal court. On December 18, 2019, the parties entered into a memorandum of understanding which, if finalized and approved by the court, will resolve both actions in their entirety. The parties finalized a settlement agreement on March 2, 2020 and the court has vacated all other deadlines in the class-action case, including the due date for the Company’s opposition to the motion for class certification. In light of a reduced court schedule as a result of the COVID-19 pandemic, the court cancelled the hearing on the motion for preliminary approval of the final settlement agreement which had been scheduled for April 16, 2020, and notified the parties that it will issue a determination on the motion without a hearing. On July 6, 2020, the court granted preliminary approval of the final settlement agreement. A hearing for final approval is scheduled for November 19, 2020. If the court does not issue final approval of the settlement agreement, the cases will continue.

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

We have experienced net losses in each year since our inception. In the years ended December 31, 2019, 2018 and 2017, we incurred net losses of $61.1 million, $122.1 million and $210.1 million, respectively. For the nine months ended September 30, 2020 and 2019, we incurred net losses of $34.3 million and $39.2 million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to attract new and retain existing customers, invest in our distribution and fulfillment capabilities, expand our direct-to-consumer product offerings, and enhance our technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our net revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. We incur significant expenses in obtaining and storing ingredients and other products, marketing the products we offer, developing our technology, and operating our fulfillment centers. In addition, many of our expenses, including the costs associated with our fulfillment centers, are fixed. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

We may be unable to successfully execute our growth strategy. If we fail to retain our existing customers, cost effectively acquire new customers, or increase the number of customers we serve, or if we fail to derive profitable net revenue from our customers, we may not be able to comply with the minimum subscription count covenant in our senior secured term loan and our business would be materially adversely affected.

Our growth strategy, and our ability to grow net revenue and operate profitably, may require additional financing and, together with cost optimization initiatives, will depend largely on our ability to retain existing customers, to cost effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us. If we are unable to retain our existing customers, cost effectively acquire new customers, or keep customers engaged, or increase the number of customers we serve, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to approximately 357,000 in the three months ended September 30, 2020 from approximately 386,000 in the three months ended September 30, 2019, although our net revenue increased to $112.3 million from $99.5 million in those same periods as a result of higher average order value and orders per customer resulting largely from the impact of the COVID-19 pandemic and the impact of our growth strategy. While we have experienced an increase in demand as a result of the impact the COVID-19 pandemic has had on consumer behaviors, including due to various restrictions that have been effected throughout much of the United States in response to the COVID-19 pandemic, and remain in effect to varying degrees, this increased demand may not be sustained following the pandemic as various restrictions on consumer dining options continue to be lifted, or if economic conditions worsen, which could negatively impact consumer spending. In addition, if, as a result of the COVID-19 pandemic, we face significant disruptions in our supply chain, or are unable to continue to operate one or more of our fulfillment centers (including as a result of production holds to implement some of our enhanced sanitation measures as we have done at times or labor shortages) or timely deliver orders to our customers, we may not be able to retain our customers or attract new customers. Further, to meet increased demand and eliminate complexity in our operations, in the second and third quarters of 2020, we cut back on or delayed certain product offerings and we delayed, and we continue to delay, the launch of other new product offerings that are part of our growth strategy, which could have an adverse effect on our ability to retain or attract customers.

We have historically spent significant amounts on advertising and other marketing activities, such as television, digital and social media, direct mail, radio and podcasts, and email, to acquire new customers, retain and engage existing customers, and promote our brand, but in 2019 we reduced marketing expenditure, which had a negative impact on net revenues, although we began to increase marketing expenditures in late 2019. While we have reduced our marketing expenditures from historic levels, we expect our marketing expenses to continue to comprise a significant portion of our operating expenses. For 2019, 2018, and 2017, our marketing expenses were $48.1 million, $117.5 million, and $154.5 million, respectively, representing approximately 10.6%, 17.6%, and 17.5% of net revenue, respectively. For the three months ended September 30, 2020 and 2019, our marketing expenses were $10.9 million and $12.1 million, respectively, representing approximately 9.7% and 12.2% of net revenue, respectively. If we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, we intend to reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the covenants in our senior secured term loan, which will negatively and materially impact net revenue and our ability to execute our growth strategy. To the extent that we reduce marketing expenses or other costs to help manage our liquidity and remain in compliance with the minimum liquidity covenant in our senior secured term loan, there is a risk that such reductions will result in a lower subscription count, which itself could present a risk that we will not be able to comply with the minimum subscription count covenant in our senior secured term loan, which could lead to an event of default under our existing senior secured term loan. As a result of our existing and any future reduced marketing activities, we may fail to identify cost-efficient marketing opportunities as we adjust our investments in marketing or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, as a result of which we have deliberately and meaningfully reduced our marketing expenses in prior periods from historic levels, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors who are not reducing their marketing expenses or limiting their marketing channels. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. In addition, the increased demand we have seen as a result of the various restrictions that were effected throughout most of the United States in response to the COVID-19 pandemic resulted in us temporarily reducing marketing spend; however, as part of our previously announced growth strategy to retain and attract new customers, we began to increase marketing expenditures in the second and third quarters of 2020 and we expect to continue to increase marketing expenditures in the future as restrictions on consumer behaviors effected in response to the COVID-19 pandemic continue to be lifted and alternative meal options become more readily available. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third-party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results, as well as present a risk that we fail to comply with the covenants in our senior secured term loan, which could lead to an event of default under our senior secured term loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

We may require additional capital to fund our existing operations and may not continue to have sufficient capital to fund any future expansion of our business, including our strategic plan to resume and sustain net revenue growth, and our inability to obtain such capital, or to adequately manage our existing capital resources, could make it difficult for us to comply with certain covenants in our senior secured term loan and could materially adversely affect our business, financial condition and operating results.

To support our existing operations or any future expansion of our business, including our ability to continue to execute our growth strategy, we must have sufficient capital to continue to make investments and to fund our operations. We also must maintain sufficient additional capital to comply with certain covenants in our senior secured term loan, which requires us and our subsidiaries to maintain minimum aggregate amounts of liquidity (defined to include our and our subsidiaries’ unrestricted cash and cash equivalents) and a minimum subscription count (as defined in the senior secured term loan). We cannot assure you that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our existing operations or any growth, including to attract and retain customers, or to do so while maintaining compliance with the covenants in our senior secured term loan. If cash flows from operations are not sufficient or if we fail to adequately manage our available cash and working capital, or sufficiently manage expenses, we may need additional equity or debt financing to provide the funds required to operate our business and we will need additional capital to fund any future expansion of our business. If such financing is not available, or we are unable to refinance our senior secured term loan, on satisfactory terms or at all, we may be unable to operate our business, develop new business or execute on our strategic plan to resume and sustain net revenue growth, in each case at the rate desired or at all, and our operating results would suffer. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. For example, covenants contained in our senior secured term loan include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments. Our senior secured term loan also requires us to make quarterly principal payments, as well as use a portion of the proceeds of certain equity issuances and certain other transactions to repay indebtedness outstanding under the senior secured term loan, and such repayments will be subject to prepayment premiums. Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to adequately manage our existing capital resources, or to fund our business and strategies would require us to delay, scale back or eliminate some or all of our operations or any future expansion of our business, which could materially adversely affect our business, financial condition and operating results. In addition, if we are unable to deliver results from our growth strategy or otherwise effectively manage liquidity and subscription count, we may not be able to maintain compliance with the covenants in our senior secured term loan in future periods, which may result in an event of default under our senior secured term loan. Upon an event of default under our senior secured term loan, the lenders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. If we do not have sufficient liquidity to repay the senior secured term loan, including any prepayment fees due, upon an event of default, if we are unable to obtain a waiver or successfully renegotiate the terms of our senior secured term loan, the lenders under our senior secured term loan may enforce one or more of their rights upon default. In that case, we may not be able to meet our current obligations and could be forced to react by commencing a bankruptcy or taking other action to maximize the value of our assets, which would materially adversely affect our business, financial condition and operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our results could be materially and adversely affected by the impact of the COVID-19 pandemic.

The rapid spread of COVID-19 globally, and in particular, across the United States, could materially and adversely impact our business, including as a result of the loss of adequate labor, whether as a result of heightened absenteeism or challenges in recruiting and retention or otherwise, prolonged closures, or series of temporary closures, of one or more fulfillment centers as a result of a COVID-19 outbreak, a government order or otherwise, or supply chain or carrier interruptions or delays. Further, the COVID-19 pandemic has had, and could continue to have, a negative impact on financial markets and economic conditions, which may adversely impact consumer demand for meal kits, which may have a material adverse effect on our business, financial condition and operating results. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, including the duration and severity of the COVID-19 pandemic, the length of time COVID-19 related restrictions stay in effect and for economic and operating conditions to return to prior levels, together with resulting consumer behaviors, and numerous other uncertainties, which are highly uncertain and will include emerging information concerning the severity of the COVID-19 pandemic and the actions taken by governments and private businesses to attempt to contain the pandemic.

We continue to monitor our operations and government recommendations and we have made modifications to our normal operations as a result of the COVID-19 pandemic. Our fulfillment centers have experienced, and may experience in the future, disruptions in production, including as a result of planned or unplanned pauses in production to implement additional safety measures, as well as a result of worker absenteeism at higher than normal rates and/or challenges in hiring sufficient workforce. Such disruptions have caused, and could continue to cause, delayed or canceled orders, or the decision to close certain weekly cycles early, each of which could have an adverse effect on our brand and our results of operations. These operational risks related to COVID-19 have impacted, and may continue to impact, the timing of certain new product launches. In addition, in response to the COVID-19 pandemic, our corporate employees, including our test kitchen and creative studio employees, as well as other employees outside of our fulfillment centers, have been required to work remotely since the end of the first quarter of 2020, which may, if prolonged, have an adverse impact on the productivity of certain parts of our workforce, which could negatively impact our business and results of operations.

If we fail to grow net revenue or to effectively manage our net revenue or any future revenue growth, or if we fail to effectively manage costs, our business could be materially adversely affected.

Our net revenue decreased from $881.2 million in 2017 to $667.6 million in 2018 to $454.9 million in 2019. Our net revenue increased to $112.3 million for the three months ended September 30, 2020 from $99.5 million for the three months ended September 30, 2019. The number of our full-time employees decreased from 4,163 at December 31, 2017 to 2,356 at December 31, 2018 and to 1,635 at December 31, 2019 as orders and customers declined. As of September 30, 2020, we had 1,822 full-time employees. If we fail to grow net revenue or if our net revenues decline further, or if we do not effectively manage our costs, or fail to accurately forecast net revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional management, financial, operational, technological and other resources to meet our needs, which may not be available in a cost-effective manner or at all. We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations. If we do not resume or maintain net revenue growth or if we do not effectively manage any future growth or costs, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high-quality product offerings, or maintain compliance with certain covenants in our senior secured term loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, changes to our actual or projected operating results may indicate that the carrying value of our long-lived assets may not be recoverable, which may require us to recognize impairment charges on any of our assets, or require us to reduce investment in the business or engage in additional business restructurings and incur additional restructuring charges. These changes may include any deterioration of operating results, changes in business plans or changes in anticipated cash flows. Any significant shortfall, now or in the future, in net revenue resulting from our inability to resume and sustain net revenue growth or to effectively manage our net revenue or any future growth could lead to an indication that the carrying value of our long-lived assets may not be recoverable, which could result in an impairment. Any such charges could materially adversely affect our business, financial condition and operating results.

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

These and any other reorganization activities in which we may engage in the future, as well as other ongoing or future cost reduction activities, will reduce our available talent, assets, capabilities and other resources and could slow improvements in our products and services, adversely affect our ability to respond to competition and limit our ability to satisfy customer demands. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing the organizational changes brought about by the reorganization. If we do not have sufficient resources, we may not be able to effectively manage the changes in our business operations resulting from the reorganization, which may result in weaknesses in our operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If we are unable to effectively manage these activities, our expenses may be higher than expected, and we may not be able to implement our business strategy or achieve the anticipated benefits and savings from any such activities.

We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. For example, if we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, we intend to reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the financial covenants in our senior secured term loan, which will negatively and materially impact net revenue and our ability to execute our growth strategy. To the extent that we reduce marketing expenses or other costs to help manage our liquidity and remain in compliance with the minimum liquidity covenant in our senior secured term loan, there is a risk that such reductions will result in a lower subscription count, which itself could present a risk that we will not be able to comply with the minimum subscription count covenant in our senior secured term loan. In addition, delays in implementing planned restructuring activities, unexpected costs or the failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could materially adversely affect our business and operating and financial results.

Our indebtedness could materially adversely affect our business and financial condition. Furthermore, restrictive covenants in our senior secured term loan may limit our ability to pursue our business strategies, which would materially adversely affect our operating results, and the failure to comply with such restrictions could materially adversely affect our business.

As of September 30, 2020, we had $43.8 million in outstanding borrowings and $0.3 million in issued letters of credit under our revolving credit facility. As of October 29, 2020, following the repayment and termination of our revolving credit facility in connection with the borrowings under our senior secured term loan, we have outstanding indebtedness of $35.0 million. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to resume and sustain net revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and thus reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and placing us at a competitive disadvantage to less-leveraged competitors.

Because we are required to maintain a minimum cash balance under the senior secured term loan, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition any prepayment of our senior secured term loan will be subject to prepayment fees. Our senior secured term loan, among other things, further increased the interest rates applicable to our indebtedness and made certain changes to the financial covenants regarding maintaining a minimum liquidity amount as well as a new minimum subscription count covenant. If we are unable to sufficiently deliver results from our growth strategy and/or effectively manage expenses and cash flows, or maintain sufficient liquidity, we may not be able to comply with the minimum liquidity, minimum subscription count and other covenants contained in our senior secured term loan, which would materially adversely affect our business. In addition, certain other covenants in our senior secured term loan more strictly limit the operation of our business than comparable covenants in our prior revolving credit facility. Accordingly, as compared to the period when our prior revolving credit facility was in place, there is a risk while our senior secured term loan is in place that we will be unable to comply with the covenants in our senior secured term loan or that we will inadvertently fail to comply with such covenants during the course of the operation of our business. Any such failure to comply with such covenants, or if we cannot make scheduled payments on our debt, may result in an event of default under our senior secured new term loan. Upon an event of default under our senior secured term loan, we will be in default and the lenders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. In that event, we could be forced to react by commencing a bankruptcy or taking other action to maximize the value of our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The restrictions contained in the senior secured term loan could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or could otherwise restrict our business and strategies, including our strategic plan to return to resume and sustain net revenue growth, which could materially adversely affect our business, financial condition and operating results.

If we fail to successfully improve our customer experience, including by continuing to develop new product offerings and enhancing our existing product offerings, our ability to retain existing customers and attract new customers, we may not be in compliance with the covenants in our senior secured term loan and our business, financial condition and operating results may be materially adversely affected.

Our customers have a wide variety of options for purchasing food, including traditional and online grocery stores and restaurants, and consumer tastes and preferences may change from time to time, including as a result of the COVID-19 pandemic and the resulting restrictions that have been effected throughout most of the United States which have limited, and continue to limit to varying degrees, some of these options for consumers. Our ability to retain existing customers, attract new customers and increase customer engagement with us will depend in part on our ability to successfully improve our customer experience, including by continuing to create and introduce new product offerings, improving upon and enhancing our existing product offerings and strengthening our customers’ digital interactions with our brand and products, including online and mobile. As a result, we may introduce significant changes to our existing product offerings, develop and introduce new and unproven product offerings, offer our products through new distribution channels and/or revise our customers’ digital experiences. If our new or enhanced product offerings are unsuccessful, including because they fail to generate sufficient revenue or operating profit to justify our investments in them, we may be unable to attract or retain customers, which may impact our ability to comply with our covenants in the senior secured term loan and our business and operating results could be materially adversely affected. Furthermore, new or shifting customer demands, tastes or interests, superior competitive offerings or a deterioration in our product quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model. In addition, we frequently experiment with and test different product offerings and marketing and pricing strategies, as well as our customers’ digital experiences, including by updating our online and mobile platforms. If these experiments, tests and updates are unsuccessful, or if the product offerings and strategies we introduce based on the results of such experiments, tests and updates do not perform as expected, our ability to retain existing customers, attract new customers, and increase customer engagement may be adversely affected, which may result in a breach of the covenants in our senior secured term loan.

Developing and launching new product offerings or enhancements to our existing product offerings involves significant risks and uncertainties, including risks related to the reception of such product offerings by our existing and potential future customers, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast demand and related supply), inability to adequately support new offerings or enhancements with sufficient marketing investment and negative publicity in the event such new or enhanced product offerings are perceived to be unsuccessful. In addition, as a result of the increased demand we have seen as a result of the impact the COVID-19 pandemic has had on consumer behaviors, including due to the various restrictions that have been effected, and which remain in effect to varying degrees, throughout most of the United States in response to the COVID-19 pandemic, we have delayed and may continue to delay launching certain new product offerings or cut back on certain weekly cycles in order to remove some operational complexities to meet demand levels, which may have an adverse effect on our ability to retain or attract new customers. For example, in response to the increase in demand as a result of the COVID-19 pandemic, in order to streamline our operations, we temporarily suspended additional menu options through much of the second quarter of 2020, such as returning to 8 weekly options under our 2-person plan instead of the 11 weekly options we had introduced in the third quarter of 2019, and delaying the national rollout of our meal prep product and other new initiatives. We have also closed certain weekly cycle offerings early to limit capacity. While we have reintroduced prior variety back into our offerings and have launched some of our new products, which increase complexity, we may not be able to meet customer demand if we are unable to fully operate our fulfillment centers due to labor shortages or planned or unplanned pauses in production. See “Our results could be materially and adversely affected by the impact of the COVID-19 pandemic.”

Significant new initiatives have in the past resulted in, and our recent new initiatives may in the future may result in, operational challenges affecting our business, which challenges may increase as a result of the demand increase we have seen in response to the COVID-19 pandemic. In addition, developing and launching new product offerings and enhancements to our existing product offerings may involve significant upfront capital investments and such investments may not prove to be justified. Any of the foregoing risks and challenges could materially adversely affect our ability to attract and retain customers as well as our visibility into expected operating results, and could materially adversely affect our business, financial condition and operating results.

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

We have been in the past, and could be in the future, subject to food recalls. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost net revenues due to customer credits and refunds, lost future sales due to the unavailability of the product for a period of time and potential loss of existing customers and a potential negative impact on our ability to retain existing customers and attract new customers due to negative consumer experiences or as a result of an adverse impact on our brand and reputation.

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

In addition, as a result of the impact the COVID-19 pandemic has had on consumer behaviors, including due to various restrictions that have been effected, and which remain in effect to varying degrees, throughout most of the United States in response to the COVID-19 pandemic, our industry has seen reduced competition from restaurants. As COVID-19 related restrictions are lifted and other dining options become more readily available, we may see an increase in competition, which may be significant and which could have an adverse effect on our business, financial condition and operating results.

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

As a result of the COVID-19 pandemic, as we work towards continuing to meet increased demand, we have had to cancel or delay some customer orders, and for part of the second and third quarters of 2020, we have closed, and may continue to close some weekly offering cycles early to manage demand. In addition, we have had to, and may again have to, pause production at a fulfillment center in order to implement our enhanced COVID-19 sanitation procedures, which has resulted, and could again result in, delayed or canceled orders. Furthermore, during the COVID-19 pandemic, our fulfillment centers have from time-to-time experienced, and may experience again in future periods, labor shortages due to higher than normal rates of absenteeism or challenges hiring a sufficient workforce, which has resulted, and could again in the future result, in a decision to delay or cancel orders. These actions or other actions that we may take in response to the COVID-19 pandemic that have the effect of delaying or canceling orders could negatively impact our ability to maintain, protect or enhance our brand.

Changes in consumer tastes and preferences or in consumer spending and other economic or financial market conditions could materially adversely affect our business.

Our operating results may be materially adversely affected by changes in consumer tastes and preferences. Our future success depends in part on our ability to anticipate the tastes, eating habits and lifestyle preferences of consumers and to offer products that appeal to consumer tastes and preferences. Consumer tastes and preferences may change from time to time and can be affected by a number of different trends and other factors that are beyond our control. For example, our sales could be materially adversely affected by changes in consumer demand in response to nutritional and dietary trends, dietary concerns regarding items such as calories, sodium, carbohydrates or fat, or concerns regarding food safety. Our competitors may react more efficiently and effectively to these changes than we can. We cannot provide any assurances regarding our ability to respond effectively to changes in consumer health perceptions or our ability to adapt our product offerings to trends in eating habits. If we fail to anticipate, identify or react to these changes and trends, or to introduce new and improved products on a timely basis, or if we cease offering such products or fail to maintain partnerships that react to these changes and trends, we may experience reduced demand for our products, which may cause us to breach the minimum subscription count covenant in our senior secured term loan, which could materially adversely affect our business, financial condition and operating results.

In addition, the business of selling food products over the Internet is dynamic and continues to evolve. The market segment for food delivery has grown significantly, and this growth may not continue or may decline, including specifically with respect to the meal solutions sector. If customers cease to find value in this model or otherwise lose interest in our product offerings or our business model generally, we may not acquire new customers in numbers sufficient to resume growth in our business or retain existing customers at rates consistent with our business model, which may cause us to breach the minimum subscription count covenant in our senior secured term loan, and our business, financial condition and operating results could be materially adversely affected.

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

We expect to incur future capital expenditures in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures and risks related to such capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” If we resume growth or continue to expand our product offerings, we may be unable to effectively expand our fulfillment operations and increase our fulfillment capacity or to effectively control expansion-related expenses, or if we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or in a manner our customers expect, or our customers may experience delays in receiving their purchases, any of which could harm our reputation and our relationships with our customers. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to continue to incur certain capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur. The timing and amount of our projected capital expenditures is dependent upon a number of factors, and may vary significantly from our estimates. We cannot assure you that we will have sufficient capital resources to fund future capital expenditures or if any future capital expenditures will be timely or effectively integrated into our existing operations, any adjustments to production volume, including transitions between fulfillment centers, will be completed on an efficient and timely basis without adversely impacting our operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute on our strategic plans or recruit qualified managerial and operational personnel necessary to support our strategic plans. In addition, we intend to reduce spending on capital expenditures, to the extent needed, if we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, in order to comply with the financial covenants in our senior secured term loan, which will negatively and materially impact net revenue and our ability to execute our growth strategy. Any changes to our overall fulfillment capacity or existing fulfillment center operations will put pressure on our managerial, financial, operational, technological and other resources.

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

Our future success is dependent upon our ability to retain key management. Our executive officers and other management personnel are employees “at will” and could elect to terminate their employment with us at any time. For example, in May 2020, Alan Blake resigned as our chief operating officer and, effective in September 2020, our chief human resources officer resigned from that role but continues to perform limited services to us as a consultant. We have not yet hired a new chief operating officer or chief human resources officer. Previously, in April 2019, Bradley J. Dickerson resigned as our president and chief executive officer and as a director of the company effective upon the commencement of employment of Linda F. Kozlowski as our new president and chief executive officer and as director of the company. In November 2017, Matthew B. Salzberg resigned as our president and chief executive officer and transitioned to the role of executive chairman, and in December 2018, he ceased to be an employee, but remains chairman of our board of directors. In addition, in May 2019, Ilia M. Papas, one of our founders, resigned as chief technology officer of the company. We do not maintain “key person” insurance on the lives of any of our executive officers.

Our future success is also dependent upon our ability to attract, retain and effectively deploy qualified employees, including management, possessing a broad range of skills and expertise. We may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future, and, to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees. Additionally, during the COVID-19 pandemic, from time to time we have not been, and we may not in the future be, able to hire sufficient workforce quickly enough or to retain sufficient workforce, or if we cannot grow net revenue, we may not have adequate resources to meet our hiring needs, and we must effectively deploy our workforce in order to efficiently allocate our internal resources. If we fail to meet our hiring needs, successfully integrate our new hires or effectively deploy our existing personnel, our efficiency and ability to meet our forecasts, our ability to successfully execute on our strategic plan to resume and sustain net revenue growth and our employee morale, productivity and retention could all suffer. Any of these factors could materially adversely affect our business, financial condition and operating results.

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

Various federal and state labor laws, including new laws and regulations enacted in response to COVID-19, govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, workplace health and safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our employees are paid at rates set at, or above but related to, the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Significant additional government regulations could materially adversely affect our business, financial condition and operating results.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced plans to phase out the use of LIBOR by the end of 2021. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition. Specifically, the use of an alternative reference rate could result in increased costs, including increased interest expense on our senior secured term loan, and increased borrowing costs in the future. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.

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

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non-voting Class C capital stock.  As of September 30, 2020, stockholders who held shares of Class B common stock, including employees and directors and their affiliates, together held approximately 72.3% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliates together held approximately 66.2% of the voting power of our outstanding capital stock; and our chairman, Matthew B. Salzberg, held approximately 62.6% of the voting power of our outstanding capital stock.  Because Mr. Salzberg controls a majority of the combined voting power of our outstanding common stock, he will be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock.  This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

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

Substantial sales of shares of our Class A common stock could cause the market price of our Class A common stock to decline and/or result in dilution to our stockholders.

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

As of September 30, 2020, an aggregate of 1,591,758 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of September 30, 2020, the holders of an aggregate of approximately 3 million shares of our common stock have rights, subject to certain conditions, to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered Class A common stock, preferred stock, debt securities and warrants from time to time pursuant to one or more offerings of up to $75,000,000 in aggregate offering price at prices and terms to be determined at the time of sale. On August 10, 2020, we consummated an underwritten public offering of 4,000,000 shares of Class A common stock registered under our universal shelf registration statement.

Sales of additional amounts of shares of our Class A common stock or other securities convertible into shares of Class A common stock, under our universal shelf registration statement or otherwise, could also dilute our stockholders.

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

On May 17, 2019, we were notified by the NYSE that we were no longer in compliance with the NYSE’s continued listing standards because the average closing price of our Class A common stock had fallen below $1.00 per share over a period of 30 consecutive trading days. On June 14, 2019, we filed a certificate of amendment to our restated certificate of incorporation that, among other things, effected a 1-for-15 reverse stock split of our Class A common stock. On July 1, 2019, we were notified by the NYSE that we had regained compliance with the applicable NYSE continued listing standard. However, we cannot assure you that the stock price of our Class A common stock will continue to remain in compliance with this standard or that we will remain in compliance with any of the other applicable NYSE continued listing standards, such as the requirement to maintain an average global market capitalization over a consecutive 30 trading-day period in excess of $50.0 million or, at the same time, stockholders’ equity equal or greater than $50.0 million.. The stock price of our Class A common stock (and thus or market capitalization) may be adversely affected due to, among other things, our financial results, market conditions and market perception of our business.

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

BLUE APRON HOLDINGS, INC.

Date: October 29, 2020	/s/ Linda F. Kozlowski
Linda F. Kozlowski
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: October 29, 2020	/s/ Timothy S. Bensley
Timothy S. Bensley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)