Form 10-K
period 2020-12-31
Blue Apron Holdings, Inc.
filed 2021-02-23
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Based on the closing price of the Registrant’s Class A Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2020, the aggregate market value of its Class A Common Stock and Class B Common Stock (based on a closing price of $11.09 per share on June 30, 2020 as reported on the New York Stock Exchange) held by non-affiliates was approximately $113.3 million.

As of January 31, 2021 there were 14,375,373 shares of Class A Common Stock, 3,493,791 shares of Class B Common Stock and 0 shares of Class C Capital Stock outstanding.

Documents Incorporated by Reference:

Portions of the proxy statement to be filed pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of this fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

BLUE APRON HOLDINGS, INC.

9

PART I
	Item 1.	Business	7
	Item 1A.	Risk Factors	17
	Item 1B.	Unresolved Staff Comments	50
	Item 2.	Properties	50
	Item 3.	Legal Proceedings	50
	Item 4.	Mine Safety Disclosures	51

PART II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	52
	Item 6.	Selected Consolidated Financial Data	53
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	80
	Item 8.	Financial Statements and Supplementary Data	80
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	80
	Item 9A.	Controls and Procedures	80
	Item 9B.	Other Information	81

PART III
	Item 10.	Directors, Executive Officers, and Corporate Governance	82
	Item 11.	Executive Compensation	82
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	82
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	82
	Item 14.	Principal Accountant Fees and Services	82

PART IV
	Item 15.	Exhibits and Financial Statement Schedule	83
	Item 16.	Form 10-K Summary	83

EXHIBITS INDEX			84
SIGNATURES			89

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

●	our expectations regarding our expenses and net revenue, our ability to grow adjusted EBITDA and to achieve or maintain profitability, the continued sufficiency of our cash resources, our needs for additional financing, our ability to effectively manage expenses and cash flows, and our ability to remain in compliance with financial and other covenants under our indebtedness;
●	our ability, including the timing and extent, to successfully execute our growth strategy, cost-effectively attract new customers and retain existing customers, to continue to expand our direct-to-consumer product offerings, and to continue to benefit from the implementation of operational efficiency practices;
●	our ability to sustain the increased demand resulting from both the COVID-19 (coronavirus) pandemic and our growth strategy, and to retain new customers;
●	our ability, including the timing and extent, to sufficiently manage costs and to fund investments in our operations from cash from operations or additional financings in amounts necessary to continue to support the execution of our growth strategy;
●	changes in consumer behaviors that could lead to declines in demand, both as the COVID-19 pandemic’s impact on consumer behavior tapers, particularly as a result of fewer restrictions on dining options, and as a COVID-19 vaccine becomes widely available in the United States, and/or if consumer spending habits are negatively impacted by worsening economic conditions;
●	any material and adverse impact of the COVID-19 pandemic on our operations and results, including as a result of our inability to meet demand due to loss of adequate labor, whether as a result of heightened absenteeism or challenges in recruiting and retention or otherwise, prolonged closures, or series of temporary closures, of one or more fulfillment centers, and supply chain or carrier interruptions or delays;
●	our ability to attract and retain qualified employees and key personnel in sufficient numbers;
●	our ability to effectively compete;
●	our ability to maintain and grow the value of our brand and reputation;

●	our expectations regarding, and the stability of, our supply chain, including potential shortages or interruptions in the supply or delivery of ingredients, as a result of COVID-19 or otherwise;
●	our ability to maintain food safety and prevent food-borne illness incidents and our susceptibility to supplier-initiated recalls;
●	general changes in consumer tastes and preferences or in consumer spending;
●	our ability to comply with modified or new laws and regulations applying to our business;
●	our vulnerability to adverse weather conditions, natural disasters, and public health crises, including pandemics; and
●	our ability to obtain and maintain intellectual property protection.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

SUMMARY OF RISK FACTORS

You should consider carefully the risks described under the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K. These risks, which include the following, could materially and adversely affect our business, financial condition, operating results, cash flow, and prospects, which could cause the trading price of our Class A common stock to decline and could result in a partial or total loss of your investment:

●	We have a history of losses, and we may be unable to achieve or sustain profitability.
●	We may be unable to continue to successfully execute our growth strategy and/or successfully improve our customer experience. If we fail to retain our existing customers, cost effectively acquire new customers, or increase the number of customers we serve, our business would be materially adversely affected.
●	If we fail to grow net revenue or to effectively manage our net revenue or any future revenue growth, or if we fail to effectively manage costs, our business could be materially adversely affected.
●	Our results could be materially and adversely affected by the impact of the COVID-19 pandemic.
●	Our indebtedness could materially adversely affect our business and financial condition. In particular, any failure to comply with the financial covenants, including a minimum liquidity covenant and minimum subscription count covenant in our new senior secured term loan would materially adversely affect our business. Furthermore, negative covenants in our senior secured term loan may limit our ability to pursue our business strategies, which would materially adversely affect our operating results, and the failure to comply with such restrictions could materially adversely affect our business.
●	We may require additional capital to fund our existing operations and may not continue to have sufficient capital to fund any future expansion of our business, and our inability to obtain such capital, or to adequately manage our existing capital resources could materially adversely affect our business, financial condition and operating results.
●	If we do not successfully maintain, operate and optimize our fulfillment centers and logistics channels, including by expanding our use of automation, and manage our ongoing real property and operational needs, our business, financial condition and operating results could be materially adversely affected.
●	Increased competition in both the meal kit space and in dining options more generally presents an ongoing threat to the success of our business.
●	Changes in consumer tastes and preferences or in consumer spending and other economic or financial market conditions, whether as a result of COVID-19 or otherwise, could materially adversely affect our business.
●	Our business depends on a strong and trusted brand, and any failure to maintain, protect or enhance our brand, including as a result of events outside our control, could materially adversely affect our business.
●	Food safety and food-borne illness incidents or advertising or product mislabeling may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
●	If we lose key management or fail to meet our need for qualified employees with specialized skills, our business, financial condition and operating results could be materially adversely affected.
●	The ability to cost-effectively source quality ingredients and other products, and the reliable and cost-effective storage, transport and delivery of ingredients and other products and our product offerings, is critical to our business, and any interruptions, delays or failures could materially adversely affect our reputation, business, financial condition and operating results.

●	We rely on our proprietary technology and data to forecast customer demand and to manage our supply chain, and any failure of this technology, or the quality of our data, could materially adversely affect our business, financial condition and operating results.
●	We are subject to extensive governmental regulations which require significant expenditures and ongoing compliance efforts. Even inadvertent, non-negligent or unknowing violations of regulatory requirements could expose us to adverse governmental action and materially adversely affect our business, financial condition and operating results. Further, changes to law, regulation or policy could leave us vulnerable to adverse governmental action and materially adversely affect our business, financial condition and operating results.
●	Our tri-class capital structure has the effect of concentrating voting control with our chairman, Matthew B. Salzberg, who beneficially owns shares representing a majority of the combined voting power of our outstanding common stock.

PART I

ITEM 1.               BUSINESS.

Blue Apron's vision is "better living through better food." Founded in 2012, we are on a mission to spark discovery, connection and joy through cooking. We offer fresh, chef-designed recipes that empower our customers to embrace their culinary curiosity and challenge their abilities to see what a difference cooking quality food can make in their lives.

Our core product is the meal experience we help our customers create. These experiences extend from discovering new recipes, ingredients, and cooking techniques to preparing meals with families and loved ones to sharing photos and stories of culinary triumphs. Central to these experiences are the original recipes we design with fresh, seasonally inspired produce and high quality ingredients sent directly to our customers. We also sell wine, which can be paired with our meals, and we sell a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions, which are tested and recommended by our culinary team. Our customers span ages, geographies, income brackets, and levels of culinary expertise. They include young couples, families, singles, and empty nesters. Our passionate community of home cooks tell us, through emails, phone calls, and social media, how much Blue Apron has changed their lives.

Central to our operations, we have developed an integrated network that employs technology and expertise across many disciplines. Our supply-demand coordination activities––demand planning, recipe creation, procurement, recipe merchandising, fulfillment operations, distribution, customer service, and marketing––drive our end-to-end value chain.

Our Business Strategy

In August 2019, Blue Apron introduced a new return-to-growth strategy, focused on our operations in the United States in the direct-to-consumer channel. Our growth strategy is centered on three main objectives:

●	engage more consumers that have our best customer characteristics, consisting of households with couples and families as well as single-person homes and empty nesters;
●	offer greater menu choice and flexibility in our products and services; and
●	scale our marketing efficiently.

In 2020, while the COVID-19 pandemic significantly affected economies, marketplaces, communities, and businesses, including ours, we prioritized our employees and customers and largely continued to execute against our strategic priorities. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 on our Business” under Part II, Item 7 for further discussion.

Our Products

Meals

On our direct-to-consumer platform, we strive to offer our customers a balanced mix of ingredients, cuisines, familiarity, discovery, and preparation times. We are focused on offering a variety of choices every week, including a range of recipes designed for a healthy lifestyle, so that customers can make selections based on their individual or household needs and preferences. We currently offer three weekly meal plans: a Two-Serving Plan, a Four-Serving Plan, and Meal Prep Plan. Customers have the flexibility to choose any combination of the recipes offered in their selected plan each week. This includes any two, three or four two-serving recipes from eleven choices on the Two-Serving Plan; any two, three, or four four-serving recipes from seven choices on the Four-Serving Plan; and one of two choices on the Meal Prep Plan. The Meal Prep Plan provides eight servings consisting of two portions of four distinct recipes. Since the second half of 2020, customers are able to purchase a second box each week, allowing them to select up to eight different recipes per week at staggered times, double recipes to serve up to eight people per meal on the Four-Serving Plan, or balance out their cooking by getting a Meal Prep Plan for lunches and quick dinners alongside a box for more elevated and premium meals.

Based on the number of Orders in 2020 per plan type, approximately 79% of our meal orders were for the Two-Serving Plan, and approximately 21% were for the Four-Serving Plan. Our customers can tailor their orders to complement their individual tastes and lifestyles. Some customers prefer to let our recipe recommendation algorithm choose their recipes based on the food preferences they have provided to us, while other customers actively choose several weeks in advance of delivery which recipes to receive. Customers can choose to receive orders each week, or less frequently if that better suits their schedules. Customers can make their order selections on our website or through our mobile application.

Since the fourth quarter of 2020, customers have had the option to customize some of their recipe selections, such as the ability to upgrade a protein for a more premium protein, replace a meat with a plant protein, swap a vegetable for a starch, or increase the portion size by adding more protein or vegetables. We also began offering Premium recipes in 2020 that introduce our customers to specialty protein combinations, advanced culinary techniques, and unique flavor twists. Both our customized options and Premium recipes are priced at a premium to our standard rates. We also sell occasion-based offerings from time to time, which we have sold both on our subscription meal plan and the Blue Apron Market platform.

Our culinary team, including chefs who are alumni of some of the best restaurants in the world, such as Michelin-starred Per Se and Blue Hill at Stone Barns, begins the recipe creation process with various seasonally-inspired ingredients. Our chefs apply to these raw ingredients their expertise and insights from our customer feedback and recipe ratings to create our recipe offerings, with an eye towards what is delicious and accessible for individuals and families to eat week in and week out.

We merchandise our recipes through various campaigns geared toward seasonality, dietary preferences, ingredients, and healthy lifestyles. Our approach to menu design seeks to balance ingredient supply and cost while appealing to a variety of customer lifestyles and cooking attitudes across a broad range of demographics and taste profiles.

We are committed to sourcing fresh produce and other high quality ingredients year-round from our supplier network that includes farmers, ranchers, fisheries, and artisans. Our recipes change every week based on the season and often feature specialty ingredients not readily available elsewhere. By merchandising these ingredients into carefully crafted recipes, we are able to introduce our customers to ingredients they may have never experienced before. We also collaborate with suppliers to create ingredients specifically for our recipes, such as custom sauces, unique spice blends, or, for example, bespoke ramen noodles from a third-generation noodle maker.

Our ingredient standards are critically important to us and our customers. We source only ingredients certified by our suppliers as non-GMO (genetically modified organism) and buy some ingredients from certified organic producers. All of our beef, poultry, and pork comes from animals given exclusively vegetarian feed and not treated with added hormones or sub-therapeutic antibiotics, and our eggs are Certified Humane Raised and Handled® pasture raised. Similarly, we source high-quality seafood consistent with the standards established by Monterey Bay Aquarium Seafood Watch, one of the world’s most respected sustainable seafood organizations, and we prioritize sourcing seafood with additional third-party verified sustainability certifications.

Wine

Blue Apron Wine, our direct-to-consumer wine delivery service, uses an integrated supply chain and direct sourcing relationships to deliver high-quality wines at compelling values. We work directly with vineyards and a number of acclaimed winemakers to create custom Blue Apron wines that are specially crafted for our customers and uniquely curated to pair with our meals. Our wines are sized for a dinner for two (in 500ml bottles, rather than traditional 750ml bottles). Customers have the flexibility to customize their box, choosing six bottles from a monthly selection of wines, that best meet their taste preferences. A pairing key system provides insight into the wine profiles, and enables customers to pair their Blue Apron meals and wines. Our wine offerings include curated red and white wines (and seasonally available rosé), tasting notes, pairing tips, and the story behind each wine. We are a licensed winery, and currently ship directly to customers in 31 states and Washington, D.C.

As with our meals, customers may choose to actively manage their monthly wine orders by adjusting deliveries to fit their schedules, or they may simply sign up and receive one or two deliveries each month. Since the fourth quarter of 2020, wine customers have also been able to order a second box per monthly cycle. In addition to our monthly wine service, customers have the ability to order curated assortments and wine by the bottle, half-case, case, or other bundles on the Blue Apron Market, outside of the monthly subscription model.

Market

Blue Apron Market, our e-commerce market, features a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions, which are tested in our test kitchen and recommended by our culinary team. A number of these items are not available elsewhere, and we regularly evaluate expanding our exclusive items and partnerships. All of our recipe cards feature cooking tools and utensils from Blue Apron Market, creating an integrated brand experience for our community of home cooks and repeated merchandising opportunities for our company. Our wines are also sold on the Blue Apron Market website.

Digital Experience

Customers can find recipes, register their dietary preferences, manage their accounts, and make purchases on our website or on our iOS and Android mobile applications. Our digital customer experience is immersive: we offer how-to cooking videos, stories about our suppliers, a step-by-step interactive cook along, and our collection of thousands of recipes that customers can access on their own.

How We Do It

We have created an integrated network that enables us to source high quality, differentiated ingredients, design original recipes around those ingredients, and combine them into meaningful cooking experiences that we deliver to customers across the contiguous United States. Our interconnected end-to-end value chain allows us to execute cost-effectively and at scale. Coordination between our culinary team, procurement and operations teams, our marketing practices, and technology tools help us pair customer demand with supply, as well as to work with our suppliers to deliver high quality food at compelling values. Our fulfillment and logistics operations are built to support our ongoing product innovation.

Supply-Demand Coordination

Our supply-demand coordination activities include demand planning, recipe development, recipe merchandising, and marketing. We use near-term and long-term demand forecasting based on proprietary data and software to inform decisions along our value chain, including fulfillment center capacity and ingredient purchasing. This process continues through recipe development, and merchandising, as we craft recipes around available ingredients, and have the ability to make adjustments up to just a few weeks prior to fulfillment. We have also tailored our marketing strategies based on these demand forecasts and planning to optimize our marketing return on investment.

Supplier Relationships

Our deep supplier relationships provide us access to a supply of high quality ingredients. This enables us to collaborate on demand planning to manage inventories, optimize yields and subsequently to reduce waste and cost while minimizing our supply chain footprint. Blue Apron often aims to work directly with farmers when practicable to ensure customers receive high quality, seasonally inspired produce at optimal freshness. We collaborate with farmers, ranchers, fisheries, and other suppliers to source meat, seafood, and poultry products that meet our animal welfare standards, enabling us to provide premium ingredients to our customers such as pasture raised beef and Certified Humane Raised and Handled® pasture raised eggs.

Operations

Our purchasing, production, fulfillment, and logistics operations are integrated with our demand management and supplier relationships. Successfully integrating these disparate activities requires us to possess a variety of competencies: a team with deep, ingredient-specific expertise; a technology-enabled platform that connects our end-to-end operations; and a scalable architecture that adapts to surges in demand as well as variations in available supply. Our enhanced planning and process-driven strategies enable us to make informed purchasing decisions and provide opportunities to better manage food costs, allocate labor and reduce waste in our fulfillment centers.

Informed Purchasing

While we work directly with our suppliers months in advance to plan our supply needs, we place purchase orders closer to the expected fulfillment, after coordinating supply and demand through processes such as recipe merchandising and analyzing the outputs of our demand planning and forecasting tools.

Production and Fulfillment

As of December 31, 2020, we operated two fulfillment centers. Our fulfillment centers are designed to effectively manage our variable, high-throughput, perishable inventory, as well as flexible production and labor needs. We have invested extensively in our fulfillment centers, including the launch of our Linden, New Jersey center in 2017 and the implementation of automation equipment in our Linden and Richmond fulfillment centers, and continue to optimize our network with a focus on maximizing efficiencies. In November 2020, we announced a plan to temporarily reopen our fulfillment center in Arlington, Texas beginning in January 2021 following the closure of that facility in the second quarter of 2020. This temporary reopening is designed to allow us to focus on utilizing existing assets to help address some of the capacity constraints we have experienced during the COVID-19 pandemic in order to supplement labor while we continue to implement operating efficiencies at our other fulfillment centers.

Because we prep and ship perishable products, our fulfillment centers must adhere to stringent food safety standards, temperature protocols, and regulatory guidelines, and our fulfillment centers are staffed with trained professionals to ensure that our ingredients adhere to our food safety and quality standards. Our Linden and Richmond fulfillment centers are certified under the Safe Quality Food (SQF) Food Safety Code for Manufacturing nationwide, a globally recognized, independent food safety standard administered by the Safe Quality Food Institute. Our Arlington fulfillment center was also SQF-certified prior to its closing in the second quarter of 2020.

To support our fulfillment operations we have developed proprietary technology, such as our proprietary inventory management tools to assess incoming ingredients for quality and our proprietary kitchen prep software that demonstrates to fulfillment center associates how to prep ingredients for each recipe, and provides instructions on selecting the correct type of packaging for each ingredient. We also use third-party technology in fulfillment operations to complement our proprietary systems.

Logistics

Our logistics team designs, manages, and optimizes a ground-based delivery network comprised of several third-party partners capable of delivering within the contiguous United States. We analyze outbound logistics on a zip code by zip code basis to enable cost-effective and timely delivery of orders, while also adjusting the packaging of our ingredients and other components of our fulfillment operations based on the expected delivery route, weather, or ultimate destination. All of our packaging materials are chosen with environmental impact in mind. We select packaging that is recyclable or biodegradable when practicable. Our packaging innovation team, with the support of third party sustainability experts, is focused on innovating to improve our packaging design, lower overall costs, and reduce our carbon footprint.

Our Brand and Marketing

We are continuing to build a consumer lifestyle brand that empowers our customers to embrace their culinary curiosity and challenge their abilities to see what a difference cooking quality food can make in their lives. Several nights a week, our customers invite us into their homes. We take part in some of the most joyful parts of their days, helping them create a meal for themselves, their families and their loved ones. Their challenges are opportunities for us to learn together, and their accomplishments are among our proudest achievements. We hear their success stories every day. Unlike a purely transactional e-commerce platform, we believe the emotional connection that customers have with our brand will enable us to have a more meaningful role in their lives.

We believe in utilizing a strategic mix of marketing channels to efficiently add new customers as well as to engage and create value for our existing customers. This includes a diverse mix of online and offline channels, as well as strategic partnerships that enable us to expand our brand to new segments of customers. We deliberately focus on the marketing channels we believe to be the most efficient and on customer segments that have demonstrated stronger affinity and retention. We believe our customers continue to be some of our best marketers, and we see them share their Blue Apron moments through social media, blogs, and referrals. We also have a customer referral program through which certain existing customers may invite others to receive a single complimentary meal kit box.

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

Source: Customer email survey of Blue Apron account holders, December 2020, with 2,451 respondents.

We also believe our customers roughly mirror the general geographical population distribution of the United States. According to the 2015 Current Population Survey by the U.S. Census Bureau, the top ten states account for 54% of total U.S. households. Similarly, we estimate that these states accounted for 58% of our customers in the fourth quarter of 2020.

Population by State
Blue Apron Customers
Top 10 States: 58%
All Others: 42%

CA
15.8%
NY
8.4%
TX
6.0%
PA
4.4%
FL
4.1%
VA
4.0%
IL
3.9%
WA
3.9%
NJ
3.8%
MA
3.7%
All Other
42.0%
All Other
CA
NY
TX
PA
FL
VA
IL
WA
NJ
MA

Source: Blue Apron Customers for the quarter ended December 31, 2020.

Our Competition

The markets in which we compete are rapidly evolving and intensely competitive, and we face an array of competitors from many different industry sectors. Our current and potential competitors include: (1) other food and meal delivery companies; (2) the supermarket industry, including online supermarket retailers; (3) a wide array of food retailers, including natural and organic, specialty, conventional, mass, discount, and other food retail formats; (4) casual dining and quick-service restaurants and other food service businesses in the restaurant industry; (5) online wine retailers, wine specialty stores, and retail liquor stores; and (6) food manufacturers, consumer packaged goods companies, providers of logistics services, and other food and ingredient producers.

We believe that the principal competitive factors upon which we compete include: marketing; variety and flexibility of product offering; price and value perception; brand reputation; product quality (including uniqueness of ingredients, flavors and techniques); customer satisfaction; convenience; food safety; customer service; and reliable and timely fulfillment.

Intellectual Property

Our ability to protect our intellectual property rights, including our proprietary technology and our customer data, is an important factor in our strategy and the success of our business. We seek to protect our intellectual property rights through a combination of patent, trademark and copyright, and other intellectual property protections under applicable law. We register domain names, trademarks and service marks in the United States and abroad. We also seek to protect and avoid disclosure of our intellectual property through confidentiality, non-disclosure and invention assignment agreements with employees, and through appropriate agreements with our suppliers and others. We have two registered patents related to product packaging.

Government Regulation

Our business is subject to a variety of federal, state, and local regulatory requirements, including regulation of our food and wine operations.

Government Regulation of Foods and Food Companies

Food companies, such as Blue Apron, are subject to extensive government regulation. Federal statutes applicable to food production include, for example, the Federal Food, Drug, and Cosmetic Act, the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Nutrition Labeling and Education Act, the Food Allergen Labeling and Consumer Protection Act, the FDA Food Safety Modernization Act, and the Federal Trade Commission Act. Federal regulators have promulgated extensive regulatory schemes to implement these and other relevant statutes. These evolving regulatory structures govern matters including manufacturing, formulating, labeling, advertising, packaging, storing, and implementing safety measures for our food products. In particular, the Food and Drug Administration, or FDA, continues its implementation of the FDA Food Safety Modernization Act by promulgating substantial numbers of new regulations and introducing multiple versions of non-binding, draft guidance documents suggesting new compliance measures for the food industry. Understanding within the food industry of how to apply these regulations and the suggestions offered in FDA guidance documents continues to evolve.

State and local jurisdictions also regulate U.S. food manufacturing facilities. For example, we currently produce and fulfill products in the states of California, New Jersey, and Texas. State and local governments exert regulatory authority over our operations in these jurisdictions. The states and localities in which a food production facility is located can impose registration, licensing, and inspection requirements in addition to those imposed by federal law. Some also enforce significant consumer protection-focused statutory schemes, which can impose additional costs and complexity on food producers.

Food companies in the United States are subject to government inspection with or without notice at any time, with concomitant responsibility to provide access to facilities and equipment, produce extensive operational documentation, and furnish product, packaging, and labeling samples for governmental examination. Federal, state, and local governmental agencies enjoy extensive discretion to determine whether, when and how to conduct these activities. Food companies are therefore vulnerable to unexpected business interruptions and publicity.

All food companies in the United States bear legal responsibility for any violation of applicable food laws or regulations, whether that violation is negligent, non-negligent, or deliberate. Any U.S. company found to have violated food laws or regulations may have its products seized, its operations enjoined, its goods recalled from the market and destroyed, and its business exposed to significant adverse publicity. It is also possible that new laws or regulations, or changes in the enforcement of existing requirements, might require us to change our compliance policies, incur additional cost, or result in unexpected liabilities that could be significant.

Food Safety and Quality Assurance

We maintain a food safety and quality program to verify that the food products supplied to our customers are processed in a safe and sanitary environment and are in compliance with applicable food safety and regulatory requirements and standards. All meat and poultry products that we source are processed in facilities inspected by the U.S. Department of Agriculture, or USDA, or by the equivalent agencies in countries deemed eligible by USDA for exporting meat and poultry to the United States. Accordingly, these products must conform to USDA requirements. All food and packaging suppliers are prequalified and have agreed to comply with our requirements. While we perform supplier inspections and conduct product audits to evaluate suppliers and products for compliance with our company standards and specifications, we may not be able to prevent individual suppliers from failing to comply with food safety laws or our requirements, and we may not be able to locate each failure to comply with food safety laws or our requirements prior to receiving food products. We operate a toll-free customer call center to capture and address telephonic and electronic customer feedback, including inquiries and complaints about the safety and quality of our food products.

Government Regulation of Our Wine Business

The production, sale, and shipment of wine in the United States are each regulated by the federal government and by each state government. State laws are not uniform, so business models that are national in scope must account for the state-by-state rules to achieve compliance.

Our wholly-owned subsidiary BAW, Inc., or BAW, is a licensed California winery, and must comply with federal and California law controlling winery operations. Various regulations control production, excise tax, labeling, alcohol content and recordkeeping. In addition, the promotion and marketing of wine, including pricing, is subject to federal or state regulations. For example, wine marketing cannot be targeted to children, and some states restrict excessive discounts on wine. To assist with federal and state regulatory compliance, BAW relies on various internal and external personnel with relevant experience.

Alcohol distribution in the United States is traditionally conducted through a “three tier” system, in which alcohol passes from manufacturer to wholesaler to retailer in each state, before it can be sold to a consumer. However, applicable state regulations permit manufacturers to ship wine directly to consumers around the country. As a licensed California winery, BAW relies on such regulations to sell and ship wine to the residents of 31 states plus the District of Columbia. Each state permit held by BAW has specific compliance requirements, such as monthly reporting, limits on the amount of wine that can be shipped to a given household, and obtaining an adult signature on delivery.

Human Capital Management

Overview of Human Capital Management

We believe our employees are the foundation of our success. As a direct to consumer business, we have a wide range of employees, including management professionals, engineers, culinary and food safety professionals, fulfillment center employees and customer service employees. Given the breadth of our employee base, we tailor our human capital management policies with a view to specific employee populations. Our overall talent acquisition and retention strategy is designed to attract and retain qualified employees to meet our business goals on an ongoing basis and to execute on our growth strategy.

As of January 31, 2021, we employed 2,045 full-time employees, of which approximately 85% were engaged in fulfillment operations. The number of employees employed as of January 31, 2021 includes 172 full-time fulfillment center employees based in our Arlington, Texas fulfillment center, which we temporarily reopened in the first quarter of 2021 to help address the labor shortages we have experienced in our New Jersey and California fulfillment centers. From time to time in order to sufficiently meet business needs, we supplement our hourly fulfillment and customer service staffing with temporary personnel.

Our human resource strategy is overseen by our executive team and senior human resource professionals and consultants, and management aims to provide regular updates to our board of directors. The management team also seeks input from the operations team when designing human resource strategy for our fulfilment centers.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Attraction, Retention, and Development of Talent

Our human resource strategy is focused on the attraction, retention and development of employees across the company, from our fulfillment centers to our test kitchen to our corporate offices. Our ability to attract, retain and improve the effectiveness of employees is a critical factor for executing our growth strategy. We strive to recruit the best people for the job regardless of race, sexual orientation, gender, religion, or other differences.

Through much of 2020, we experienced hourly employee labor shortages at our fulfillment centers. We believe these labor shortages were primarily caused by factors relating to the COVID-19 pandemic, such as reduced public transportation, childcare issues and employee fears of COVID-19, as well as the challenges of recruiting while adhering to social distancing and contact tracing for staff and candidates. We have also experienced labor shortages as a result of employees required to stay home after testing positive for COVID-19 or having been exposed to someone who has tested positive. In order to address labor constraints, we have been reviewing and revising our practices with respect to recruiting, retention and training as part of our ongoing commitment to recruit and retain a strong employee base. We have also established a number of operating practice improvements in our fulfillment centers, including labor, packaging, and equipment optimizations, in order to increase fulfillment center capacity and reduce the labor hours required to run our business.

There are several ways in which we focus on attracting talented employees, recognizing and rewarding them for their performance, and developing, engaging and retaining them, including:

●	Focusing on the health and safety of our employees. In addition to COVID-19 precautions discussed below, our goal is to operate our business in a manner that results in zero workplace injuries and illnesses through training our employees on proper health and safety practices;
●	Hosting weekly events at our fulfillment centers to provide our fulfillment center employees access to high quality ingredients for meals at home, at no cost to them, while enriching engagement with the Blue Apron brand;
●	Increasing wages for all hourly fulfillment center employees in 2020 and using incentive programs to increase attendance rates and reduce attrition in our fulfillment centers;
●	Launching a pilot mentoring program in 2020 across the company for our employees designed to achieve a number of goals, including accelerating the development of top performers, increasing organizational learning, and improving employee performance and retention; and
●	Adopting a strict COVID-19 health and safety protocol, as described below.

Health and Safety

The health and safety of our employees has been and remains our top priority. We have a dedicated environmental, health & safety (EHS) team composed of representatives from across the company. The EHS team coordinates health and safety matters at all of our locations, including safety training at our fulfillment centers. Our team regularly evaluates injury rates, safety observations and near-misses, as well as other proactive actions taken at our fulfillment centers to enhance worker safety. In addition to this team, we also have a food safety and quality assurance team (FSQA) which focuses on maintaining good manufacturing practices at our fulfillment centers in accordance with FDA guidance.

Beginning in March 2020, and continuing into 2021, the COVID-19 pandemic has been and is presenting unprecedented challenges in many parts of our businesses and operations, including with respect to our most valuable asset - our people. In response, we developed and implemented new procedures and protocols to minimize the risk to the health and safety of our employees while allowing us to continue to operate our facilities and provide high quality products to our customers on a timely basis. Throughout the pandemic, we have been able to continue to service our customers, while at the same time making investments to prioritize the health, safety, and welfare of our employees.

In particular, our comprehensive response to the COVID-19 pandemic includes:

●	Creating a COVID-19 Action Team composed of a cross-functional team of corporate and fulfillment center employees, including representatives from Operations (including FSQA and EHS teams), Legal, Human

Resources and Internal Communications, that is responsible for reviewing and investigating all COVID-19 cases and precaution policies;
●	Forming Wellness Teams at each fulfillment center to monitor and reach out to employees impacted by COVID-19, whether due to having a positive diagnosis, having been exposed, or displaying symptoms;
●	Establishing a contact tracing program both through oral intake interviews, as well as reviewing security video footage to identify close contacts;
●	Adjusting attendance policies to encourage those who are sick to stay home;
●	Adopting a COVID-19 Cleaning and Disinfecting Policy, which established additional cleaning and sanitation practices on top of the robust sanitation protocols we already undertake as FDA regulated facilities;
●	Implementing temperature screening of employees and visitors entering any of our fulfillment centers;
●	Establishing physical distancing procedures for employees at our fulfillment centers and, where open, our corporate offices;
●	Providing all fulfillment center employees with face coverings, and requiring face coverings to be worn in and around all of our locations;
●	Modifying workspaces with physical dividers where possible and reducing seating in conference and meeting rooms, as well as in common spaces and break and lunch rooms;
●	Creating additional outdoor break areas at our California fulfillment center;
●	Staggering shifts and start, stop and break times at our fulfillment centers;
●	Installing additional handwashing stations and self-service sanitation dispensers;
●	Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
●	Mandating work from home for our corporate, call center and test kitchen employees, as well as a limited number of salaried fulfillment center roles since mid-March 2020 in order to minimize the number of employees in our offices and facilities, with some programs for limited openings at some of those offices overseen by our cross-functional COVID-19 Return to Office Task Force; and
●	Prohibiting non-essential business travel for employees.

Diversity, Equity, and Inclusion Initiatives

We embrace diversity and collaboration in our workforce, our ways of thinking, and our business experiences. As part of our investment in our people, we strive to make diversity, equity and inclusion a priority. Our goal is to create a culture where we value, respect, and provide fair treatment and equal opportunities for all employees. By recognizing and celebrating our differences, our goal is to cultivate an environment that is inclusive and represents our core values and mission. We also demonstrate diversity, equity, and inclusion at the highest levels of our company with, as of January 31, 2021, 80% of our executive leadership team and 57% of our board of directors (and 75% of our independent directors) being female.

In 2020, we created and launched our “Aprons for All” Task Force, which is our Diversity, Equity and Inclusion (or “DEI”) task force sponsored by our Chief Executive Officer and led by our Head of Sustainability and Social Impact. This task force represents locations, tenures, functions and business segments across the company. Our “Aprons for All” Task Force plans to include the following initiatives in our DEI roadmap:

●	Implementing a DEI learning and development plan to build awareness and drive inclusive behaviors and attitudes; and
●	Developing our diversity pipeline through hiring, mentoring, and coaching.

In tandem with our “Aprons for All” Task Force, we have also created an “Aprons for All” Thought Partners Group to serve as advocates and as an idea-generating platform for DEI initiatives. This team conducts regular brainstorming sessions and previews the programs planned by the “Aprons for All” Task Force before they are rolled out.

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

We have experienced net losses in each year since our inception. In the years ended December 31, 2020, 2019 and 2018, we incurred net losses of $46.2 million, $61.1 million, and $122.1 million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to attract new and retain existing customers, invest to further optimize and drive efficiency in our distribution and fulfillment capabilities, expand our direct-to-consumer product offerings, and enhance our technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our net revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. We incur significant expenses in operating our fulfillment centers, including personnel costs, obtaining and storing ingredients and other products, and developing our technology. In addition, many of our expenses, including the costs associated with our fulfillment centers, are fixed. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

We may be unable to successfully execute our growth strategy. If we fail to retain our existing customers or cost effectively acquire new customers or if we fail to derive profitable net revenue from our customers, our business would be materially adversely affected, and if the number of our customers declines, we may not be able to comply with the minimum subscription count covenant in our senior secured term loan, which could lead to an event of default under our existing senior secured term loan.

Our growth strategy, and our ability to grow net revenue and operate profitably, may require additional financing and, together with cost optimization initiatives, will depend largely on our ability to retain existing customers, to cost effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us. If we are unable to retain our existing customers, cost effectively acquire new customers, or keep customers engaged, our business, financial condition and operating results would be materially adversely affected. While the number of our Customers increased to approximately 353,000 in the three months ended December 31, 2020 from approximately 351,000 in the three months ended December 31, 2019, and our net revenue increased to $115.5 million from $94.3 million in those same periods as a result of higher orders per customer and average order value, in previous quarters we have experienced significant declines in the number of our Customers and net revenue. While we have experienced an increase in demand due, in part, to the impact the COVID-19 pandemic has had on consumer behaviors, this increased demand may not be sustained as the pandemic’s impact on consumer behaviors tapers, particularly as a result of fewer restrictions on dining options, or as a COVID-19 vaccine becomes widely available in the United States, or if consumer spending habits are negatively impacted by worsening economic conditions. In addition, if, as a result of the COVID-19 pandemic, we face significant disruptions in our supply chain, are unable to continue to operate one or more of our fulfillment centers (whether as a result of production holds to implement some of our enhanced sanitation measures as we have done at times or otherwise) or are unable to timely deliver orders to our customers, we may not be able to retain our customers or attract new customers. Further, to meet increased demand and eliminate complexity in our operations during 2020, we cut back on or delayed certain product offerings and we delayed the launch of other new product offerings that are part of our growth strategy, which could have an adverse effect on our ability to retain or attract customers.

We have historically spent significant amounts on advertising and other marketing activities, such as digital and social media, television, radio and podcasts, direct mail, and email, to acquire new customers, retain and engage existing customers, and promote our brand. While we have reduced our marketing expenditures from historic levels, in late 2019 and during parts of 2020 we have increased marketing expenditures and we expect our marketing expenses to continue to increase in future periods and continue to comprise a significant portion of our operating expenses. For the years ended December 31, 2020, 2019, and 2018, our marketing expenses were $49.9 million, $48.1 million, and $117.5 million, respectively, representing approximately 10.8%, 10.6%, and 17.6% of net revenue, respectively. If we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, we intend to reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the liquidity covenant in our senior secured term loan, which may materially adversely impact net revenue and our ability to execute our growth strategy. To the extent that we reduce marketing expenses or other costs to help manage our liquidity and remain in compliance with the minimum liquidity covenant in our senior secured term loan, there is a risk that such reductions will result in a lower subscription count, which itself could present a risk that we will not be able to comply with the minimum subscription count covenant in our senior secured term loan, which could lead to an event of default under our existing senior secured term loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, we may fail to identify cost-efficient marketing opportunities as we adjust our investments in marketing or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors who spend a larger portion of their revenue on marketing. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. In addition, the increased demand we have seen as a result of the impact the COVID-19 pandemic has had on consumer behaviors resulted in us, at times, temporarily reducing marketing spend for portions of 2020 in order to manage capacity. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third-party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results, as well as present a risk that we fail to comply with certain covenants in our senior secured term loan, which could lead to an event of default under our senior secured term loan.

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

Our net revenue decreased from $667.6 million in 2018 to $454.9 million in 2019, and increased to $460.6 million in 2020. The number of our full-time employees decreased from 2,356 at December 31, 2018 to 1,635 at December 31, 2019, and increased to 1,934 at December 31, 2020. If we fail to continue to grow net revenue or if our net revenues decline, or if we do not effectively manage our costs, or fail to accurately forecast net revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings may place additional demands on our operations teams and require significant additional financial, operational, human capital, technological and other resources to meet our needs, which may not be available in a cost-effective manner or at all. We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations. If we do not sustain net revenue growth or if we do not effectively manage any future growth or costs, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high-quality product offerings, or maintain compliance with certain covenants in our senior secured term loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The continuing spread of COVID-19 globally, and in particular, across the United States, could materially and adversely impact our business, including as a result of the loss of adequate labor, whether as a result of heightened absenteeism or challenges in recruiting and retention or otherwise, prolonged closures, or series of temporary closures, of one or more fulfillment centers as a result of a COVID-19 outbreak, a government order or otherwise, or supply chain or carrier interruptions or delays. Further, the COVID-19 pandemic has had, and could continue to have, a negative impact on economic conditions, which may adversely impact consumer demand for meal kits, which may have a material adverse effect on our business, financial condition and operating results. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, including the duration and severity of the COVID-19 pandemic, the timing of widespread availability of a COVID-19 vaccine in the United States, the length of time COVID-19 related restrictions on dining options stay in effect and for economic and operating conditions to return to prior levels, together with resulting consumer behaviors, and numerous other uncertainties, all of which remain uncertain.

We continue to monitor our operations and government recommendations and we have made modifications to our normal operations as a result of the COVID-19 pandemic. Our fulfillment centers have experienced, and may experience in the future, disruptions in production, including as a result of planned or unplanned pauses in production to implement additional safety measures, as well as a result of worker absenteeism at higher than normal rates and/or challenges in hiring sufficient workforce. Such disruptions have caused, and could continue to cause, delayed or canceled orders, or the decision to close certain weekly cycles early, each of which could have an adverse effect on our brand and our results of operations. These operational risks related to COVID-19 have impacted, and may continue to impact, the timing of certain new product launches. In addition, in response to the COVID-19 pandemic, our corporate employees, including our test kitchen employees, as well as other employees outside of our fulfillment centers, have generally been required to work remotely since the end of the first quarter of 2020, which may, if prolonged, have an adverse impact on the productivity of certain parts of our workforce, which could negatively impact our business and results of operations.

We may require additional capital to fund our existing operations and may not continue to have sufficient capital to fund any future expansion of our business, including our strategic plan to sustain net revenue growth, and our inability to obtain such capital, or to adequately manage our existing capital resources, could make it difficult for us to comply with certain covenants in our senior secured term loan and could materially adversely affect our business, financial condition and operating results.

To support our existing operations or any future expansion of our business, including our ability to continue to execute our growth strategy, we must have sufficient capital to continue to make investments and to fund our operations. We also must maintain sufficient additional capital to comply with certain covenants in our senior secured term loan, which requires us and our subsidiaries to maintain minimum aggregate amounts of liquidity (defined to include our and our subsidiaries’ unrestricted cash and cash equivalents) and a minimum subscription count (as defined in the senior secured term loan). We cannot assure you that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our existing operations or any growth, including to attract and retain customers, or to do so while maintaining compliance with the covenants in our senior secured term loan. If cash flows from operations are not sufficient or if we fail to adequately manage our available cash and working capital, or sufficiently manage expenses, we may need additional equity or debt financing to provide the funds required to operate our business and we will need additional capital to fund any future expansion of our business. If such financing is not available, or we are unable to refinance our senior secured term loan, on satisfactory terms or at all, we may be unable to operate our business, develop new business or execute on our strategic plan to sustain net revenue growth, in each case at the rate desired or at all, and our operating results would suffer. Additionally, new debt financing may increase expenses, contain covenants that further restrict the operation of our business, and will need to be repaid regardless of operating results. For example, covenants contained in our senior secured term loan include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments. Our senior secured term loan also requires us to make quarterly principal payments, as well as use a portion of the proceeds of certain equity issuances and certain other transactions to repay indebtedness outstanding under the senior secured term loan, and such repayments will be subject to prepayment premiums. Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to adequately manage our existing capital resources, or to fund our business and strategies would require us to delay, scale back or eliminate some or all of our operations or any future expansion of our business, including our growth initiatives, which could materially adversely affect our business, financial condition and operating results. In addition, if we are unable to deliver results from our growth strategy or otherwise effectively manage liquidity and subscription count, we may not be able to maintain compliance with the covenants in our senior secured term loan in future periods, which may result in an event of default under our senior secured term loan. Upon an event of default under our senior secured term loan, the lenders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. If we do not have sufficient liquidity to repay the senior secured term loan, including any prepayment fees due, upon an event of default, if we are unable to obtain a waiver or successfully renegotiate the terms of our senior secured term loan, the lenders under our senior secured term loan may enforce one or more of their rights upon default. In that case, we may not be able to meet our current obligations and could be forced to react by commencing a bankruptcy or taking other action to maximize the value of our assets, which would materially adversely affect our business, financial condition and operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Increased competition presents an ongoing threat to the success of our business.

We expect competition in food sales generally, and with companies providing food delivery in particular, to continue to increase. We compete with other meal kit, food and meal delivery companies, the supermarket industry, including online supermarket retailers, and a wide array of food retailers (including natural and organic, specialty, conventional, mass, discount and other food retail formats). We also compete with a wide array of casual dining and quick-service restaurants and other food service businesses in the restaurant industry, as well as a broad range of online wine retailers, wine specialty stores and retail liquor stores. In addition, we compete with food manufacturers, consumer packaged goods companies, and other food and ingredient producers.

We believe that our ability to compete depends upon many factors both within and beyond our control, including:

●	our marketing efforts;
●	the flexibility and variety of our product offerings relative to our competitors, and our ability to timely launch new product initiatives;
●	the quality and price of products offered by us and our competitors;
●	our reputation and brand strength relative to our competitors;
●	customer satisfaction;
●	consumer tastes and preferences, which have changed, and may continue to change, in response to the impact of the COVID-19 pandemic;
●	the size and composition of our customer base;
●	the convenience of the experience that we provide;
●	the strength of our food safety and quality program;
●	our ability to comply with, and manage the costs of complying with, laws and regulations applicable to our business, including the enhanced regulations relating to COVID-19; and
●	our ability to cost-effectively source and distribute the products we offer and to manage our operations.

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

In addition, as a result of the impact the COVID-19 pandemic has had on consumer behaviors, our industry has seen reduced competition from restaurants. As the pandemic’s impact on consumer behaviors tapers, and consumers seek out other dining options, we may see an increase in competition, which may be significant and which could have an adverse effect on our business, financial condition and operating results.

If we fail to successfully improve our customer experience, including by continuing to develop new product offerings and enhancing our existing product offerings, our ability to retain existing customers and attract new customers, may be materially adversely affected, and we may not be able to comply with the covenants in our senior secured term loan.

Our customers have a wide variety of options for purchasing food, including traditional and online grocery stores and restaurants, and consumer tastes and preferences may change from time to time, including as a result of the COVID-19 pandemic and the resulting restrictions that have been effected throughout most of the United States which have limited, and continue to limit to varying degrees, some of these options for consumers. Our ability to retain existing customers, attract new customers and increase customer engagement with us will depend in part on our ability to successfully improve our customer experience, including by continuing to create and introduce new product offerings, improving upon and enhancing our existing product offerings and strengthening our customers’ digital interactions with our brand and products, including online and mobile. As a result, we may introduce significant changes to our existing product offerings, develop and introduce new and unproven product offerings, revise our customers’ digital experiences and/or offer our products through new distribution channels. If our new or enhanced product offerings are unsuccessful, including because they fail to generate sufficient revenue or operating profit to justify our investments in them, we may be unable to attract or retain customers, which may impact our ability to comply with certain covenants in our senior secured term loan and our business and operating results could be materially adversely affected. Furthermore, new or shifting customer demands, tastes or interests, superior competitive offerings or a deterioration in our product quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model. In addition, we frequently experiment with and test different product offerings and marketing and pricing strategies, as well as our customers’ digital experiences, including by updating our online and mobile platforms. If these experiments, tests and updates are unsuccessful, or if the product offerings and strategies we introduce based on the results of such experiments, tests and updates do not perform as expected, our ability to retain existing customers, attract new customers, and increase customer engagement may be adversely affected, which may result in a breach of certain covenants in our senior secured term loan.

Developing and launching new product offerings or enhancements to our existing product offerings involves significant risks and uncertainties, including risks related to the reception of such product offerings by our existing and potential future customers, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast demand and related supply), inability to adequately support new offerings or enhancements with sufficient marketing investment and negative publicity in the event such new or enhanced product offerings are perceived to be unsuccessful. In addition, as a result of the increased demand we have seen as a result of the impact the COVID-19 pandemic has had on consumer behaviors, we have delayed, and may continue to delay, launching certain new product offerings or cut back on certain weekly cycles in order to remove some operational complexities to meet demand levels, which may have an adverse effect on our ability to retain or attract new customers. For example, in response to the increase in demand as a result of the COVID-19 pandemic, in order to streamline our operations, we temporarily suspended additional menu options through much of the second quarter of 2020, such as returning to 8 weekly options under our Two-Serving Plan instead of the 11 weekly options we had introduced in the third quarter of 2019, and delaying the national rollout of our Meal Prep Plan and other new initiatives. We have also closed certain weekly cycle offerings early to limit capacity. While we have reintroduced additional menu option variety back into our offerings and have launched some of our new products, which increase complexity, we may not be able to meet customer demand if we are unable to fully operate our fulfillment centers due to labor shortages or planned or unplanned pauses in production. See “Our results could be materially and adversely affected by the impact of the COVID-19 pandemic.”

Significant new initiatives have in the past resulted in, and our recent new initiatives may in the future result in, operational challenges affecting our business. In addition, developing and launching certain new product offerings and enhancements to our existing product offerings may involve significant capital investments and such investments may not prove to be justified. Any of the foregoing risks and challenges could materially adversely affect our ability to attract and retain customers as well as our visibility into expected operating results, and could materially adversely affect our business, financial condition and operating results.

Our indebtedness could materially adversely affect our business and financial condition. Furthermore, restrictive covenants in our senior secured term loan may limit our ability to pursue our business strategies, which would materially adversely affect our operating results, and the failure to comply with such restrictions could materially adversely affect our business.

As of January 31, 2021, we had $34.1 million in outstanding borrowings under our senior secured term loan. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to sustain net revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and thus reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and placing us at a competitive disadvantage to less-leveraged competitors.

Because we are required to maintain a minimum cash balance under the senior secured term loan, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before its maturity and we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any prepayment of our senior secured term loan will be subject to prepayment fees. Our senior secured term loan, among other things, increased the interest rates applicable to our indebtedness and made certain changes to the financial covenants regarding maintaining a minimum liquidity amount, as well as adding a new minimum subscription count covenant. If we are unable to sufficiently deliver results from our growth strategy and/or effectively manage expenses and cash flows, or maintain sufficient liquidity, we may not be able to comply with the minimum liquidity, minimum subscription count and other covenants contained in our senior secured term loan, which would materially adversely affect our business. In addition, certain other covenants in our senior secured term loan more strictly limit the operation of our business than comparable covenants in our prior revolving credit facility. Accordingly, we may be unable to comply with the covenants in our senior secured term loan or we will inadvertently fail to comply with such covenants during the course of the operation of our business. Any such failure to comply with such covenants, or if we cannot make scheduled payments on our debt, may result in an event of default under our senior secured term loan. Upon an event of default under our senior secured term loan, we will be in default and the lenders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. In that event, we could be forced to react by commencing a bankruptcy or taking other action to maximize the value of our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The restrictions contained in the senior secured term loan could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or could otherwise restrict our business and strategies, including our strategic plan to return to and sustain net revenue growth, which could materially adversely affect our business, financial condition and operating results.

If we do not successfully maintain, operate and optimize our fulfillment centers and logistics channels, including by expanding our use of automation, and manage our ongoing real property and operational needs, our business, financial condition and operating results could be materially adversely affected.

If we do not successfully maintain, operate and optimize our fulfillment centers, or if we vacate these facilities, or repurpose parts of these facilities as part of our operating efficiency initiatives or otherwise, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business. For example, following the closure of the Arlington fulfillment center in the first half of 2020, in November 2020, we announced that we were temporarily reopening the Arlington fulfillment center in January 2021 to leverage existing assets to meet forecasted demand while we continue to identify and implement other operating efficiencies in our other fulfillment centers. We have encountered in the past, and may encounter in the future, high levels of worker absenteeism and difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, requiring us to use temporary workers through third parties, generally at greater cost and providing lower levels of performance. During the COVID-19 pandemic, we have seen higher than normal rates of worker absenteeism and we have experienced difficulty retaining employees. If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, including as a result of the increased demand resulting from the response to COVID-19, our customers may experience delays in receiving their meal deliveries, receive deficient orders and/or have their orders canceled, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results. In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short-term basis, whether as a result of COVID-19 or otherwise, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results.

If events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we may be required to recognize impairment charges on any of our assets. For example, in 2017 we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our fulfillment center in Linden, New Jersey, as well as our decision to no longer pursue the planned build-out of the Fairfield, California facility, which lease was terminated on March 30, 2020. We also rely on fixed duration leases for our other real properties, including for our headquarters in New York, New York, which we entered into in October 2019 and expires in December 2024. If we are unable to timely enter into suitable lease agreements or extensions for any of our real properties, we may incur additional unanticipated costs associated with identifying and securing an alternative premise, suffer disruptions to our operations as a result of any necessary transition, face employee attrition or experience other harm to our business. We also plan to sublease the Arlington fulfillment center following the temporary reopening of that facility, but there is no assurance that we will be able to enter into a sublease on favorable terms, if at all, and therefore we may continue to incur costs relating to that facility.

We have designed and built our own fulfillment center infrastructure, including customizing third party inventory and package handling software systems, which is tailored to meet the specific needs of our business. Furthermore, we are continuing to expand the use of automated production equipment and processes in our fulfillment centers. To the extent we add capacity, capabilities and automated production equipment and processes to our fulfillment centers, our fulfillment operations will become increasingly complex and challenging. Any failure to hire, train and/or retain employees capable of operating our fulfillment centers could materially adversely affect our business, financial condition and operating results. We also may be unable to procure and implement automated production equipment and processes on a timely basis, and they may not operate as intended or achieve anticipated cost efficiencies. For example, suppliers could miss their equipment delivery schedules, new production lines and operations could improve less rapidly than expected, or not at all, the equipment or processes could require longer design time than anticipated or redesigning after installation, and new production technology may involve equipment and processes with which we are not fully experienced. Difficulties we experience in further automating our fulfillment processes could impair our ability to reduce costs and could materially adversely affect our business, financial condition and operating results. Furthermore, we currently, and may in the future continue to, contract with third parties to conduct certain of our fulfillment processes and operations on our behalf. Interruptions or failures in these services, or operational impacts arising from transitioning between these third party providers, could delay or prevent the delivery of our products and adversely affect our ability to fulfill our customers’ orders. In addition, any disruption in the operation of our fulfillment centers, including due to factors such as earthquakes, extreme weather, fires, floods, public health crises, such as pandemics and epidemics, government-mandated closures, power losses, telecommunications failures, acts of war or terrorism, human errors and similar events or disruptions, could materially adversely affect our business, financial condition and operating results.

We expect to incur future capital expenditures in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures and risks related to such capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In executing our growth strategy to expand our product offerings and continuing to grow our customer base, we may be unable to effectively increase our fulfillment capacity or effectively control expansion related expenses. In addition, as we continue to execute our growth strategy, we may experience problems fulfilling orders in a timely manner or in a manner our customers expect, or our customers may experience delays in receiving their purchases, or, if we grow faster than anticipated, we may exceed our fulfillment center capacity sooner than we anticipate, any of which could harm our reputation and our relationships with our customers. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to continue to incur certain capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur. The timing and amount of our projected capital expenditures is dependent upon a number of factors and may vary significantly from our estimates. We cannot assure you that we will have sufficient capital resources to fund future capital expenditures or if any future capital expenditures will be timely or effectively integrated into our existing operations, any adjustments to production volume, including transitions between fulfillment centers, will be completed on an efficient and timely basis without adversely impacting our operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute on our strategic plans or recruit qualified managerial and operational personnel necessary to support our strategic plans. In addition, we intend to reduce spending on capital expenditures, to the extent needed, if we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, in order to comply with the financial covenants in our senior secured term loan, which will negatively and materially impact net revenue and our ability to execute our growth strategy. Any changes to our overall fulfillment capacity or existing fulfillment center operations will put pressure on our managerial, financial, operational, technological and other resources.

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

The value of our brand also depends on effective customer support to provide a high quality customer experience, which requires significant personnel expense. If not managed properly, this expense could impact our profitability. Failure to manage or train our own or outsourced customer support representatives properly, or our inability to hire sufficient customer support representatives could result in lower-quality customer support and/or increased customer response times, compromising our ability to handle customer complaints effectively.

As a result of the COVID-19 pandemic, as we work towards continuing to meet increased demand, from time to time during 2020, we had to cancel or delay some customer orders, and we have closed, and may continue to close, some weekly offering cycles early to manage demand. In addition, we have had to, and may again have to, pause production at a fulfillment center in order to implement our enhanced COVID-19 sanitation procedures, which has resulted, and could again result in, delayed or canceled orders. Furthermore, during the COVID-19 pandemic, our fulfillment centers have from time to time experienced, and may experience again in future periods, labor shortages due to higher-than-normal rates of absenteeism and/or challenges hiring a sufficient workforce, which has resulted, and could again in the future result, in a decision to delay or cancel orders. These actions or other actions that we may take in response to the COVID-19 pandemic that have the effect of delaying or canceling orders could negatively impact our ability to maintain, protect or enhance our brand.

Food safety and food-borne illness incidents or advertising or product mislabeling may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents (including food tampering or contamination) caused by products we sell, or involving suppliers that supply us with ingredients and other products, could result in the discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs or harm to our reputation. Shipment of adulterated products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits brought by consumers, consumer agencies or others. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our insurance policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources, which could impact our ability to execute our growth strategy and/or comply with the minimum liquidity covenant in our senior secured term loan.

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

Our operating results may be materially adversely affected by changes in consumer tastes and preferences. Our future success depends in part on our ability to anticipate the tastes, eating habits and lifestyle preferences of consumers and to offer products that appeal to consumer tastes and preferences. Consumer tastes and preferences may change from time to time and can be affected by a number of different trends and other factors that are beyond our control. For example, our net revenue could be materially adversely affected by changes in consumer demand in response to nutritional and dietary trends, dietary concerns regarding items such as calories, sodium, carbohydrates or fat, or concerns regarding food safety. Our competitors may react more efficiently and effectively to these changes than we can. We cannot provide any assurances regarding our ability to respond effectively to changes in consumer health perceptions or our ability to adapt our product offerings to trends in eating habits. If we fail to anticipate, identify or react to these changes and trends, or to introduce new and improved products on a timely basis, or if we cease offering such products or fail to maintain partnerships that react to these changes and trends, we may experience reduced demand for our products, which may cause us to breach the minimum subscription count covenant in our senior secured term loan, which could materially adversely affect our business, financial condition and operating results.

In addition, the business of selling food products over the Internet is dynamic and continues to evolve. The market segment for food delivery has grown significantly, and this growth may not continue or may decline, including specifically with respect to the meal solutions sector. If customers cease to find value in this model or otherwise lose interest in our product offerings or our business model generally, we may not acquire new customers in numbers sufficient to sustain growth in our business or retain existing customers at rates consistent with our business model, which may cause us to breach the minimum subscription count covenant in our senior secured term loan, and our business, financial condition and operating results could be materially adversely affected.

Furthermore, preferences and overall economic conditions that impact consumer confidence and spending, including discretionary spending, could have a material impact on our business. Economic conditions affecting disposable consumer income such as employment levels, business conditions, slower growth or recession, market volatility and related uncertainty, negative financial news, changes in housing market conditions, the availability of credit, interest rates, tax rates, new or increased tariffs, fuel and energy costs, the effect of natural disasters or acts of terrorism, and other matters, including as a result of the COVID-19 pandemic and its impact on economic conditions, could reduce consumer spending or cause consumers to shift their spending to lower-priced alternatives, each of which could materially adversely affect our business, financial condition and operating results.

In addition to an adverse impact on demand for our products, uncertainty about, or a decline in, economic conditions, whether as a result of the COVID-19 pandemic or otherwise, could have a significant impact on our suppliers, logistics providers and other business partners, including resulting in financial instability, inability to obtain credit to finance operations and insolvency. Certain of our suppliers, and their manufacturing and assembly activities, are located outside the United States, and as a result our operations and performance depend on both global and regional economic conditions. These and other economic factors could materially adversely affect our business, financial condition and operating results.

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

We have implemented significant reorganization activities in our business to adjust our cost structure, and we may engage in similar reorganization activities in the future. In February 2020, we announced a plan to close our fulfillment center in Arlington, Texas. As part of this plan, in the first and second quarters of 2020 we transferred all of the remaining production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey and Richmond, California fulfillment centers. Previously, in the first quarter of 2019 we had transferred a substantial portion of production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center. In November 2018, we implemented a reduction in the number of our employees by approximately 4%, which included departures of members of our management team, and in October 2017 we implemented a company-wide realignment of personnel that resulted in a reduction of approximately 6% of our total workforce across our corporate offices and fulfillment centers. These actions resulted and could result in the future in the loss of employees across various functions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, there is a risk of reduced employee morale and, as a result, we could face further employee attrition following a reorganization activity. We may also be unable to efficiently transition the production volume between our fulfillment centers or maintain our production efficiencies during or after any such transfer. For example, in November 2020, we announced that we were temporarily reopening our Arlington fulfillment center in January 2021 to leverage existing assets to meet forecasted demand while we continue to identify and implement other operating efficiencies at the Linden and Richmond fulfillment centers.

Other reorganization activities in which we may engage in the future, as well as other ongoing or future cost reduction activities, may reduce our available talent, assets, capabilities and other resources and could slow improvements in our products and services, adversely affect our ability to respond to competition and limit our ability to satisfy customer demands. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing the organizational changes brought about by the reorganization. If we do not have sufficient resources, we may not be able to effectively manage the changes in our business operations resulting from the reorganization, which may result in weaknesses in our operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If we are unable to effectively manage these activities, our expenses may be higher than expected, and we may not be able to implement our business strategy or achieve the anticipated benefits and savings from any such activities.

We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. For example, if we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, we intend to reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the minimum liquidity and subscription count covenants in our senior secured term loan, which will negatively and materially impact net revenue and our ability to execute our growth strategy. To the extent that we reduce marketing expenses or other costs to help manage our liquidity and remain in compliance with the minimum liquidity covenant in our senior secured term loan, there is a risk that such reductions will result in a lower subscription count, which itself could present a risk that we will not be able to comply with the minimum subscription count covenant in our senior secured term loan. In addition, delays in implementing planned restructuring activities, unexpected costs, or the failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could materially adversely affect our business and operating and financial results.

If we lose key management or fail to meet our need for qualified employees with specialized skills, our business, financial condition and operating results could be materially adversely affected.

Our future success is dependent upon our ability to retain key management. Our executive officers and other management personnel are employees “at will” and could elect to terminate their employment with us at any time. For example, we had three executive officers resign in each of 2020 and 2019, including the chief executive officer and one of our founders. Since 2017, we have had three different chief executive officers, including Matthew B. Salzberg who resigned as our president and chief executive officer in November 2017, when he transitioned to the role of executive chairman; in December 2018, Mr. Salzberg ceased to be an employee, but remains chairman of our board of directors. We do not maintain “key person” insurance on the lives of any of our executive officers.

Our future success is also dependent upon our ability to attract, retain and effectively deploy qualified employees, including management, possessing a broad range of skills and expertise. We may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future, and, to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees. Additionally, during the COVID-19 pandemic, from time to time we have not been, and we may not in the future be, able to hire sufficient workforce quickly enough or to retain sufficient workforce, or if we cannot grow net revenue, we may not have adequate resources to meet our hiring needs, and we must effectively deploy our workforce in order to efficiently allocate our internal resources. If we fail to meet our hiring needs, successfully integrate our new hires or effectively deploy our existing personnel, our efficiency and ability to meet our forecasts, our ability to successfully execute on our strategic plan to sustain net revenue growth and our employee morale, productivity and retention could all suffer. Any of these factors could materially adversely affect our business, financial condition and operating results.

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

Our business is seasonal in nature, which impacts the levels at which customers engage with our products and brand, and, as a result, the trends of our revenue and our expenses fluctuate from quarter to quarter. For example, prior to the effect of the economic and social impact of the COVID-19 pandemic, we historically anticipated that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we historically anticipated lower customer engagement. In addition, our marketing strategies and expenditures, which may be informed by these seasonal trends, will impact our quarterly results of operations. These seasonal trends may cause our revenue and our cash requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. We believe that these seasonal trends have affected and will continue to affect our quarterly results in the future, however, we cannot predict the ongoing impact that the COVID-19 pandemic may have on seasonality. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our past net revenue growth masked the impact of seasonality, but if our net revenue declines or if it increases at a moderate rate, or if seasonal spending by our customers becomes more pronounced, seasonality could have a more significant impact on our operating results from period to period.

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

We rely on our suppliers, and their supply chains, to meet our quality and production standards and specifications and supply ingredients and other products in a timely and safe manner. We have developed and implemented a series of measures to ensure the safety and quality of our third-party supplied products, including using contract specifications, certificates of identity for some products or ingredients, sample testing by suppliers and sensory based testing. However, no safety and quality measures can eliminate the possibility that suppliers may provide us with defective or out-of-specification products against which regulators may take action or which may subject us to litigation or require a recall. Suppliers may provide us with food that is or may be unsafe, food that is below our quality standards or food that is improperly labeled. In addition to a negative customer experience, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions if we incorporate a defective or out-of-specification item into one of our deliveries.

Furthermore, there are many factors beyond our control which could cause shortages or interruptions in the supply of our ingredients and other products, including adverse weather, environmental factors, natural disasters, unanticipated demand, labor or distribution problems, public health crises, such as pandemics and epidemics, changes in law or policy, food safety issues by our suppliers and their supply chains, and the financial health of our suppliers and their supply chains. For example, any prolonged negative impact on our supply chain as a result of the COVID-19 pandemic, or otherwise, could materially and adversely impact our business, financial condition and operating results. Production of the agricultural products used in our business may also be materially adversely affected by drought, water scarcity, temperature extremes, scarcity of agricultural labor, changes in government agricultural programs or subsidies, import restrictions, scarcity of suitable agricultural land, crop conditions, crop or animal diseases or crop pests. Failure to take adequate steps to mitigate the likelihood or potential effect of such events, or to effectively manage such events if they occur, may materially adversely affect our business, financial condition and operating results, particularly in circumstances where an ingredient or product is sourced from a single supplier or location.

In addition, unexpected delays in deliveries from suppliers that ship directly to our fulfillment centers or increases in transportation costs, including through increased fuel costs, could materially adversely affect our business, financial condition and operating results. Labor shortages or work stoppages in the transportation industry, long-term disruptions to the national transportation infrastructure, reduction in capacity and industry-specific regulations such as hours-of-service rules that lead to delays or interruptions of deliveries, whether as a result of the COVID-19 pandemic or otherwise, could also materially adversely affect our business, financial condition and operating results.

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

We also maintain arrangements with third-party transport carriers to deliver the food products we sell to our customers. Interruptions, delays or failures in these carrier services could prevent the timely or proper delivery of these products, which may result in significant product inventory losses given the highly perishable nature of our food products. These interruptions may be due to events that are beyond our control or the control of these carriers, including adverse weather, natural disasters and public health crises, such as pandemics and epidemics. If we are not able to maintain acceptable pricing and other terms with these carriers or they experience performance problems or other difficulties, we may not be able to deliver orders in a timely manner and meet customer expectations, and our business and reputation could suffer. For example, carrier interruptions and delays as a result of the COVID-19 pandemic could impact our ability to deliver orders to our customers which could materially and adversely impact our business, financial condition and operating results.

We rely on third-party transport carriers for the delivery of our wines to our customers. State and federal laws regulate the ability of transport carriers to transport wine, and carriers may be required to obtain licenses in order to deliver wine to our customers. Changes in our access to those carriers, including changes in prices or changes in our relationships with those carriers, changes in the laws allowing third party transport of wine, or regulatory discipline against licenses held by those carriers, could materially adversely affect our wine business.

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

Our ability to adequately store, maintain and deliver quality perishable foods is critical to our business. We store food products, which are highly perishable, in refrigerated fulfillment centers and ship them to our customers inside boxes that are insulated with thermal or corrugate liners and frozen refrigerants to maintain appropriate temperatures in transit and use refrigerated third-party delivery trucks to support temperature control for shipments to certain locations. Keeping our food products at specific temperatures maintains freshness and enhances food safety. In the event of extended power outages, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our fulfillment centers or third-party delivery trucks, failure to use adequate packaging to maintain appropriate temperatures, or other circumstances both within and beyond our control, our inability to store highly perishable inventory at specific temperatures could result in significant product inventory losses as well as increased risk of food-borne illnesses and other food safety risks. Improper handling or storage of food by a customer—without any fault by us—could result in food-borne illnesses, which could nonetheless result in negative publicity and harm to our brand and reputation. Further, we contract with third parties to conduct certain fulfillment processes and operations on our behalf. Any failure by such third party to adequately store, maintain or transport perishable foods could negatively impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, financial condition and operating results.

Disruptions in our data and information systems could harm our reputation and our ability to run our business.

We rely extensively on data and information systems for our supply chain, order processing, fulfillment operations, financial reporting, human resources and various other operations, processes and transactions. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers and suppliers depends on information technology. Our data and information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data), catastrophic events, data breaches and usage errors by our employees or third-party service providers. Our data and information technology systems may also fail to perform as we anticipate, and we may encounter difficulties in adapting these systems to changing technologies or expanding them to meet the future needs of our business. If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, incur liability to our customers and others or face costly litigation, and our reputation with our customers may be harmed. We also rely on third parties for a majority of our data and information systems, including for third-party hosting and payment processing. If these facilities fail, or if they suffer a security breach or interruption or degradation of service, a significant amount of our data could be lost or compromised and our ability to operate our business and deliver our product offerings could be materially impaired. In addition, various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause loss of sales, transactional or other data and significant interruptions to our business. Any material interruption in the data and information technology systems we rely on, including the data or information technology systems of third parties, could materially adversely affect our business, financial condition and operating results.

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

Any actual or suspected security breach or other compromise of our security measures or those of our third-party vendors, whether as a result of hacking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations. Our insurance policies may not be adequate to reimburse us for direct losses caused by any such security breach or indirect losses due to resulting customer attrition.

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

Nearly all of our customers’ payments are made by credit card or debit card. We currently rely exclusively on one third-party vendor to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if this vendor becomes unwilling or unable to provide these services to us and we are unable to find a suitable replacement on a timely basis. We are also subject to payment brand operating rules, payment card industry data security standards and certification requirements, which could change or be reinterpreted to make it more difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers, which would make our services less convenient and attractive to our customers and likely result in a substantial reduction in net revenue. We may also incur losses as a result of claims that the customer did not authorize given purchases, fraud, erroneous transmissions and customers who have closed bank accounts or have insufficient funds in their accounts to satisfy payments owed to us.

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

The head of the United Kingdom Financial Conduct Authority has announced plans to start to phase out the use of LIBOR by the end of 2021. The use of an alternative reference rate could result in increased costs, including increased interest expense on our senior secured term loan, and increased borrowing costs in the future. At this time, the timing and extent of the impact is uncertain and no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.

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

We are subject to extensive federal, state and local regulations. Our food processing facilities and products are subject to inspection by the USDA, the FDA and various state and local health and agricultural agencies. Applicable statutes and regulations governing food products include rules for labeling the content of specific types of foods, the nutritional value of that food and its serving size, as well as rules that protect against contamination of products by food-borne pathogens and food production rules addressing the discharge of materials and pollutants and animal welfare. Many jurisdictions also provide that food producers adhere to good manufacturing or production practices (the definitions of which may vary by jurisdiction) with respect to processing food. Recently, the food safety practices of the meat processing industry and produce industry have been subject to intense scrutiny and oversight by the USDA and FDA, respectively, and future food-borne illness outbreaks or other food safety incidents related to meat or produce could lead to further governmental regulation of our business or of our suppliers. In addition, our fulfillment centers are subject to various federal, state and local laws and regulations relating to workplace safety and workplace health. Our fulfillment centers and offices, as applicable are also subject to additional FDA, Centers for Disease Control and Prevention, Occupational Safety and Health Administration regulations and guidelines and local guidelines relating to mitigating the spread of COVID-19. Failure to comply with all applicable laws and regulations could subject us or our suppliers to civil remedies, including fines, injunctions, product recalls or seizures and criminal sanctions, any of which could have a material adverse effect on our business, financial condition and operating results. Furthermore, compliance with current or future laws or regulations, including those related to mitigating the spread of COVID-19, could require us to make significant expenditures or otherwise materially adversely affect our business, financial condition and operating results.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes.  As of December 31, 2020 and 2019, we had U.S. federal net operating loss carryforwards of $397.5 million and $364.0 million, respectively, and state net operating loss carryforwards of $153.2 million and $136.1 million, respectively, that are available to offset future tax liabilities. Of the $397.5 million of federal net operating loss carryforwards, $221.5 million was generated before January 1, 2018 and is subject to a 20-year carryforward period. The remaining $176.0 million can be carried forward indefinitely, but is subject to an 80% taxable income limitation, in any future taxable year. The pre-2018 federal and all state net operating losses will begin to expire in 2032 and 2033, respectively, if not utilized.

Furthermore, Section 382 of the Internal Revenue Code of 1986, as amended, or “the Code”, limits the ability of a company that undergoes an “ownership change” (generally defined as a greater than 50 percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) to utilize net operating loss carryforwards and tax credit carryforwards and certain built-in losses recognized in years after the ownership change.  Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.  In addition, Section 383 of the Code generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards.  If we were to undergo an “ownership change,” it could materially limit our ability to utilize our net operating loss carryforwards and other deferred tax assets.

Risks Related to Our Class A Common Stock

The market price of our Class A common stock has been and may continue to be volatile, which could result in substantial losses for investors purchasing our shares.

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, since our initial public offering in June 2017, the market price of our Class A common stock has ranged from a high of $165.00 (adjusted for the reverse stock split that occurred in June 2019) to a low of $2.01. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. For example, we are subject to several putative class action lawsuits alleging federal securities law violations in connection with our initial public offering, or IPO. Because of the past and the potential future volatility of our stock price, we may become the target of additional securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	the level of demand for our service offerings and our ability to maintain and increase our customer base, including our ability to maintain higher levels of demand resulting from the impact on consumer behaviors resulting from the COVID-19 pandemic and our growth strategy;

●	the timing and success of new service introductions by us or our competitors or any other change in the competitive landscape of our market;
●	the mix of products sold;
●	order rates by our customers;
●	pricing pressure as a result of competition or otherwise;
●	delays or disruptions in our supply chain;
●	our ability to reduce costs;
●	errors in our forecasting of the demand for our products, which could lead to lower net revenue or increased costs;
●	seasonal or other variations in buying patterns by our customers;
●	changes in and timing of sales and marketing and other operating expenses that we may incur;
●	levels of customer credits and refunds;
●	adverse litigation judgments, settlements or other litigation-related costs;
●	food safety concerns, regulatory proceedings or other adverse publicity about us or our products;
●	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs;
●	changes in consumer tastes and preferences, including changes in consumer spending resulting from the economic impact of the COVID-19 pandemic; and
●	general economic conditions.

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

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non-voting Class C capital stock.  As of January 31, 2021, stockholders who held shares of Class B common stock, including employees and directors and their affiliates, together held approximately 70.8% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliates together held approximately 69.8% of the voting power of our outstanding capital stock; and our chairman, Matthew B. Salzberg, held approximately 62.1% of the voting power of our outstanding capital stock.  Because Mr. Salzberg controls a majority of the combined voting power of our outstanding common stock, he will be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock.  This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

Sales and/or other transfers by holders of Class B common stock result in those shares converting into Class A common stock, with limited exceptions and permitted transfers described in our restated certificate of incorporation.  In addition, each outstanding share of Class B common stock held by a stockholder who is a natural person, or held by the permitted transferees of such stockholder, converts automatically into one share of Class A common stock upon the death or permanent and total disability of such stockholder, subject to a conversion delay of nine months in the event of the death or permanent and total disability of Matthew B. Salzberg.  The conversion of additional shares of Class B common stock into Class A common stock will have the effect of further increasing the voting power of Mr. Salzberg and other holders of Class B common stock who retain their shares of Class B common stock.

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

As of January 31, 2021, an aggregate of 1,414,665 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of January 31, 2021, the holders of an aggregate of approximately 3 million shares of our common stock have rights, subject to certain conditions, to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered Class A common stock, preferred stock, debt securities and warrants from time to time pursuant to one or more offerings of up to $75,000,000 in aggregate offering price at prices and terms to be determined at the time of sale. On August 10, 2020, we consummated an underwritten public offering of 4,000,000 shares of Class A common stock registered under our universal shelf registration statement. Following the August 2020 offering, approximately $38,000,000 in aggregate offering price remains available for issuance under our universal shelf registration statement.

Sales of additional amounts of shares of our Class A common stock or other securities convertible into shares of Class A common stock could dilute our stockholders.

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

On May 17, 2019, we were notified by the NYSE that we were no longer in compliance with the NYSE’s continued listing standards because the average closing price of our Class A common stock had fallen below $1.00 per share over a period of 30 consecutive trading days. On June 14, 2019, we filed a certificate of amendment to our restated certificate of incorporation that, among other things, effected a 1-for-15 reverse stock split of our Class A common stock. On July 1, 2019, we were notified by the NYSE that we had regained compliance with the applicable NYSE continued listing standard. However, we cannot assure you that the stock price of our Class A common stock will continue to remain in compliance with this standard or that we will remain in compliance with any of the other applicable NYSE continued listing standards dependent on our stock price, such as the requirement to maintain an average global market capitalization over a consecutive 30 trading-day period in excess of $50.0 million or, at the same time, stockholders’ equity equal or greater than $50.0 million. The stock price of our Class A common stock (and thus our market capitalization) may be adversely affected due to, among other things, our financial results, market conditions and market perception of our business.

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

Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors and/or complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently continue to manage being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could materially adversely affect our business, financial condition and operating results.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

As a public company, we are required to evaluate our internal controls and during the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, which will be required after we are no longer an emerging growth company, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. To comply with evolving laws, regulations and standards, we may need to invest additional resources, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business could be materially harmed.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and may remain an emerging growth company until December 31, 2022 (the last day of our fiscal year following the fifth anniversary of our IPO), subject to specified conditions. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We would cease to be an emerging growth company earlier if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates or we issue more than $1 billion of non-convertible debt securities over a three-year period. These exemptions include reduced disclosure obligations regarding executive compensation and exemptions from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with certain requirements of Auditing Standard 3101 relating to providing a supplement to the auditor’s report regarding critical audit matters and not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation and not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In general, we will qualify as a smaller reporting company for as long as we have less than $250 million of public float (calculated as the aggregate market value of our Class A common stock and Class B common stock held by non-affiliates, based on the closing price of our Class A common stock on the NYSE on the last business day of our second fiscal quarter). We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

General Risk Factors

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.               PROPERTIES.

Our principal executive office is located in New York, New York, where we lease approximately 25,000 square feet of space pursuant to leases that expire in 2024. Our customer service operations and certain back-office functions are based in Austin, Texas, where we lease approximately 65,000 square feet of space pursuant to a lease expiring in 2022, with an option to extend the term for one five-year period.

Our current fulfillment centers occupy leased facilities in Richmond, California, Linden, New Jersey, and Arlington, Texas. Our fulfillment center in Richmond, California occupies approximately 165,000 square feet of space pursuant to a lease expiring in 2022; our fulfillment center in Linden, New Jersey occupies approximately 495,000 square feet of space pursuant to a lease expiring in 2026 with an option to extend the term for two consecutive five-year periods, and our fulfillment center in Arlington, Texas occupies approximately 104,000 square feet of space pursuant to a lease expiring in 2024. We plan to sublease the Arlington fulfillment center after the conclusion of its temporary reopening, but there is no assurance that we will be able to enter into a sublease on favorable terms, if at all.

For additional information on our lease obligations, see Note 10 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 3.               Legal Proceedings.

This information is set forth under “Note 10 – Commitments and Contingencies – Legal Proceedings” to the Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Holders of Our Common Stock

As of January 31, 2021, there were approximately 32 holders of record of shares of our Class A common stock and approximately 69 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We have never declared or paid cash dividends on our capital stock. We anticipate that we will retain all of our future earnings to finance the operation of our business and do not anticipate declaring or paying any cash dividends on our capital stock in the foreseeable future. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our board of directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions, and other factors our board of directors may deem relevant. In addition, our senior secured term loan contains covenants that could restrict our ability to pay cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2021 Annual Meeting of Stockholders and is incorporated by reference herein.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6.               SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth our selected consolidated financial data. The consolidated statement of operations data for the years ended December 31, 2020, 2019, and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017, and 2016 are derived from our audited consolidated financial statements and related notes that are not included in this Annual Report on Form 10-K. The following tables also show certain unaudited operational and non-GAAP financial measures as well as a reconciliation between certain GAAP and non-GAAP measures. Our historical results are not necessarily indicative of the results to be expected in any future period. You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands, except share and per-share numbers)
Consolidated Statements of Operations Data:
Net revenue	$460,608	$454,868	$667,600	$881,191	$795,416
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	282,924	279,135	433,496	627,964	532,682
Marketing	49,934	48,133	117,455	154,529	144,141
Product, technology, general and administrative	137,244	144,925	194,340	247,907	165,179
Depreciation and amortization	24,503	31,200	34,517	26,838	8,217
Other operating expense	4,567	3,571	2,170	12,713	—
Total operating expenses	499,172	506,964	781,978	1,069,951	850,219
Income (loss) from operations	(38,564)	(52,096)	(114,378)	(188,760)	(54,803)
Interest income (expense), net	(7,548)	(8,943)	(7,683)	(6,384)	25
Other income (expense), net	—	—	—	(14,984)	—
Income (loss) before income taxes	(46,112)	(61,039)	(122,061)	(210,128)	(54,778)
Benefit (provision) for income taxes	(42)	(42)	(88)	(15)	(108)
Net income (loss)	$(46,154)	$(61,081)	$(122,149)	$(210,143)	$(54,886)

Net income (loss) per share attributable to Class A common, Class B common, and Class C capital stockholders:*
Basic	$(3.06)	$(4.67)	$(9.51)	$(24.62)	$(12.58)
Diluted	$(3.06)	$(4.67)	$(9.51)	$(24.62)	$(12.58)
Weighted-average shares used to compute net income (loss) per share attributable to Class A common, Class B common, and Class C capital stockholders:*
Basic	15,098,783	13,089,908	12,845,261	8,537,156	4,361,707
Diluted	15,098,783	13,089,908	12,845,261	8,537,156	4,361,707

*Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$(1,037)	$(8,355)	$(61,371)	$(137,939)	$(43,621)
Net cash from (used in) operating activities	$(5,372)	$(16,466)	$(76,900)	$(152,442)	$(23,545)
Free cash flow (2)	$(11,369)	$(21,686)	$(91,922)	$(276,684)	$(86,372)

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$44,122	$43,531	$95,615	$228,514	$81,468
Working capital (3)	$(29,640)	$(26,240)	$(21,152)	$(36,474)	$(58,108)
Total assets	$215,335	$266,065	$354,899	$517,709	$273,407
Total liabilities	$151,360	$198,066	$235,597	$293,859	$211,938
Long-term obligations (4)	$30,646	$54,733	$83,783	$125,315	$45,434
Convertible preferred stock	$—	$—	$—	$—	$194,869
Total stockholders’ equity (deficit)	$63,975	$67,999	$119,302	$223,850	$(133,400)

(1)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to its most directly comparable GAAP equivalent.

(2)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of free cash flow and a reconciliation of free cash flow to its most directly comparable GAAP equivalent.

(3)	We define working capital as current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term debt).
(4)	Long-term obligations includes outstanding borrowings under the senior secured term loan and the terminated revolving credit facility, as well as capital leases.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” In this discussion, we use financial measures that are considered non-GAAP financial measures under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is included elsewhere in this Annual Report on Form 10-K. Investors should not consider non-GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with U.S. generally accepted accounting principles. In the below discussion, we use the term basis points to refer to units of one-hundredth of one percent.

Overview

Blue Apron’s vision is “better living through better food.” Founded in 2012, we are on a mission to spark discovery, connection, and joy through cooking. We offer fresh, chef-designed recipes that empower our customers to embrace their culinary curiosity and challenge their abilities to see what a difference cooking quality food can make in their lives.

Our core product is the meal experience we help our customers create. These experiences extend from discovering new recipes, ingredients, and cooking techniques to preparing meals with families and loved ones to sharing photos and stories of culinary triumphs. Central to these experiences are the original recipes we design with fresh, seasonally inspired produce and high quality ingredients sent directly to our customers. We do this by employing technology and expertise across many disciplines – demand planning, recipe creation, procurement, recipe merchandising, fulfillment operations, distribution, customer service, and marketing – to drive our end-to-end value chain. We offer our customers three weekly meal plans—a Two-Serving Plan, a Four-Serving Plan, and Meal Prep Plan. We also sell wine, which can be paired with our meals, through Blue Apron Wine, our direct-to-consumer wine delivery service. Through Blue Apron Market, our e-commerce market, we sell a curated selection of cooking tools, utensils, pantry items, add-on products for different culinary occasions, which are tested and recommended by our culinary team, and à la carte wine offerings.

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

	Year Ended December 31,
	2020	2019	2018

	(In thousands)

Net revenue	$460,608	$454,868	$667,600
Adjusted EBITDA	$(1,037)	$(8,355)	$(61,371)
Net cash from (used in) operating activities	$(5,372)	$(16,466)	$(76,900)
Free cash flow	$(11,369)	$(21,686)	$(91,922)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2020
Orders (in thousands)	1,763	2,152	1,917	1,879
Customers (in thousands)	376	396	357	353
Average Order Value	$57.68	$60.88	$58.56	$61.43
Orders per Customer	4.7	5.4	5.4	5.3
Average Revenue per Customer	$271	$331	$314	$327

2019
Orders (in thousands)	2,482	2,048	1,726	1,622
Customers (in thousands)	550	449	386	351
Average Order Value	$57.15	$58.16	$57.60	$58.14
Orders per Customer	4.5	4.6	4.5	4.6
Average Revenue per Customer	$258	$265	$258	$269

2018
Orders (in thousands)	3,474	3,122	2,647	2,418
Customers (in thousands)	786	717	646	557
Average Order Value	$56.58	$57.34	$56.79	$58.12
Orders per Customer	4.4	4.4	4.1	4.3
Average Revenue per Customer	$250	$250	$233	$252

Orders

We define Orders as the number of paid orders by our Customers across our meal, wine, and market products sold on our e-commerce platforms in any reporting period, inclusive of orders that may have eventually been refunded or credited to customers. Orders, together with Average Order Value, is an indicator of the net revenue we expect to recognize in a given period. We view Orders delivered as a key indicator of our scale and financial performance. Orders has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers or the purchasing behavior of our customers. Because of these and other limitations, we consider, and you should consider, Orders in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Average Order Value, and Orders per Customer.

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine, or market products sold on our e-commerce platforms in a given reporting period. For example, the number of Customers in the quarter ended December 31, 2020 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the quarter ended December 31, 2020. We view the number of Customers as a key indicator of our scale and financial performance. Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers. Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer, and Average Revenue per Customer.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest income (expense), net, other operating expense, other income (expense), net, benefit (provision) for income taxes, depreciation, amortization and share-based compensation expense. We have presented adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP.

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

Impact of COVID-19 on our Business

The COVID-19 pandemic had a material impact on our consolidated financial statements for the year ended December 31, 2020. It has resulted, and is expected to continue to result for at least the near and intermediate term, in significant economic disruptions and changes to consumer behaviors in the United States, which has impacted and is expected to continue to impact our business.

Since late March 2020, we have experienced a significant increase in demand primarily, in part, as a result of changes to consumer behaviors resulting from the various restrictions that have been enacted throughout much of the United States in response to the COVID-19 pandemic, which continue to be in effect to varying levels across the United States. This increased demand may not be sustained as the pandemic’s impact on consumer behaviors tapers, particularly as a result of fewer restrictions on dining options, and as a COVID-19 vaccine becomes widely available in the United States, or if consumer spending habits are negatively impacted by worsening economic conditions.

In response to increased demand, we took action to increase capacity at our fulfillment centers, including continuing to hire new personnel, temporarily reducing variety in menu options, which limits the need to change production lines and allows for more time to pack meal kits, and announced our plan to temporarily reopen our fulfillment center in Arlington, Texas in January 2021. During the COVID-19 pandemic, we have also seen higher than normal rates of absenteeism among our fulfillment center workforce and, at times, we have experienced difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers. As a result, we have also closed, and may again in the future close, some weekly offering cycles early to cap orders as we continue to increase headcount to meet demand. At the same time, we have taken a variety of safety measures following federal, state and local guidelines at our fulfillment centers’ operations. These safety measures include enhanced daily cleaning and disinfection policies, enhanced personal hygiene efforts and implementing social distancing efforts and awareness throughout the fulfillment centers. To date, while we have held production at times in order to implement some of our enhanced sanitation measures, we have not experienced significant disruptions in our fulfillment centers and we have not experienced any significant disruptions in our supply chain or any significant carrier interruptions or delays. Furthermore, in response to the increased demand, we intentionally reduced marketing spend for portions of 2020 to manage capacity, but we increased our marketing spend at the end of the second quarter and we have reengaged, and expect to continue to reengage, in additional marketing spend as part of our growth strategy to retain existing and attract new customers. As a result of the challenges we have seen from time to time in hiring a sufficient workforce to adequately staff our fulfillment centers and in order to manage increased demand, we also made a decision to delay certain new product offerings that are part of our growth strategy, which may negatively impact net revenue in future periods.

The COVID-19 pandemic may have other adverse effects on our business, operations, and financial results and condition, including, among other things, as a result of adverse impacts on labor availability, our fulfillment center operations, consumer behaviors and on the overall economy. Significant uncertainty exists regarding the magnitude and duration of the economic and social effects of the COVID-19 pandemic and therefore we cannot predict the full extent of the positive or negative impacts this will have on our business, operations, and financial results and condition in future periods. In particular, the positive trends on our operating results that we saw in the year ended December 31, 2020 may not continue at current levels, and could decline in future periods.

Please see “Risk Factors” under Part I, Item 1A for further discussion regarding risks associated with the COVID-19 pandemic.

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities but also pose risks and challenges, including those discussed below and under “Risk Factors.”

Marketing and Customer Lifecycle Management

Our performance and future success depend in large part on our ongoing ability to invest in marketing to sufficiently support our growth strategy and cost-effectively launch marketing campaigns that attract, retain, and engage customers. We use various online paid advertising channels (such as digital and social media and email), strategic brand partnerships, and offline paid advertising channels (such as television, radio and podcasts, and direct mail). We typically complement our paid advertising channels by offering promotional discounts to new customers for use on their first Order. We also attract new customers by word of mouth, including through our customer referral program, through which certain existing customers may invite others to receive a single complimentary meal kit box. We intend to continue investing in marketing and offering promotional discounts to drive customer acquisition with a deliberate focus on the marketing channels we believe to be the most efficient and customer segments that demonstrate stronger affinity and retention. By prioritizing customer segments that demonstrate stronger affinity and retention, we believe we will strengthen our customer base and improve our ability to achieve profitable revenue. We also intend to continue using marketing to drive customer retention, customer engagement and brand awareness.

In addition to marketing, we continue to invest in our products, brand and overall customer experience, each of which further drives customer acquisition, customer retention and customer engagement and encourages repeat purchases. We also engage with our customers through social media, our website, blog, in-box content and mobile application, including through how-to videos and visual imagery, to deepen our customers’ connection with our brand. Our flexible platform allows customers to interact with us by either actively managing or passively receiving orders, and we believe this flexibility drives higher customer engagement, loyalty and retention over the long term. Our ability to efficiently acquire new customers, retain existing customers and drive customer engagement through marketing investment and other business initiatives significantly impacts our revenue and results of operations. For example, to the extent that we reduce marketing expenses or other costs to help manage our liquidity and remain in compliance with the minimum liquidity covenant in our senior secured term loan, there is a risk that such reductions will result in a lower subscription count, which itself could present a risk that we will not be able to comply with the minimum subscription count covenant in our senior secured term loan, which could lead to an event of default under our existing senior secured term loan. See “Liquidity and Capital Resources” below for further discussion.

Product Offerings

Our ability to enhance our existing products and introduce new products impacts our revenue and results of operations. We make ongoing changes to our products intended to enhance the customer experience and strive to offer our customers a balanced mix of ingredients, cuisines, familiarity, discovery, and preparation times. To accommodate various customer lifestyles, we offer three weekly meal plans: a Two-Serving Plan, a Four-Serving Plan, and a Meal Prep Plan for our meals, each with flexibility in recipe selection. We are focused on offering a variety of choices every week, including a range of recipes designed for a healthy lifestyle so that customers can make selections based on their individual household needs and preferences, as well as Premium recipes that introduce our customers to specialty protein combinations, advanced culinary techniques, and unique flavor twists. Beginning in the fourth quarter of 2020, customers also have the option to customize some of their recipe selections, such as the ability to upgrade a protein with a more premium protein, replace a meat with a plant protein, swap a vegetable for a starch, or increase the portion size by adding more protein or vegetables.

We are also focused on brand extensions that are complementary to our meal experience, such as Blue Apron Wine and Blue Apron Market. We sell occasion-based offerings from time to time, which we have sold both on our subscription meal plan and the Blue Apron Market platform. We believe that by introducing new products and by increasing the choices available, we will better attract, engage and retain customers. Our customers’ choices from among our product offerings will impact our revenue and results of operations, and as we introduce additional products and increase flexibility in our existing products, our customers’ behavior and engagement with us may change.

Operational Execution

Our ability to effectively coordinate supply and demand and execute across our end-to-end value chain impacts our customer experience and our operating results. We begin by working with our suppliers, often months in advance of creating our menus. We then continue to forecast demand as well as monitor and evaluate our expected supply of ingredients, retaining flexibility to finalize recipes in the weeks leading up to fulfillment. As of January 31, 2021, we operated three technology-enabled, refrigerated fulfillment centers that collectively employed approximately 1,738 employees. Each fulfillment center includes an operation that portions ingredients into exact quantities for each week’s recipes using a combination of automated methods, manual labor, and warehousing, packaging, and shipping operations. We utilize a company-managed, third party delivery network that optimizes outbound logistics, including packing materials and the choice of carrier, on a ZIP code by ZIP code basis to ensure cost-effective, timely, and safe delivery of our orders.

In February 2020, we announced the planned closure of our Arlington, Texas fulfillment center and the consolidation of production volume from our Arlington, Texas fulfillment center into our Linden, New Jersey and Richmond, California fulfillment centers in order to more efficiently continue to service our national footprint while also enabling us to redirect financial resources into other parts of the business, including growth initiatives. In November 2020, we announced a plan to temporarily reopen our fulfillment center in Arlington, Texas beginning in January 2021. This temporary reopening is designed to allow us to focus on utilizing existing assets to help address some of the capacity constraints we have experienced during the COVID-19 pandemic in order to supplement labor while we continue to implement operating efficiencies at our other fulfillment centers. See Note 16 to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Capital Investment to Support our Strategic Initiatives

Our strategic investments in our fulfillment center operations will continue to significantly impact our ability to successfully execute on our growth strategy, introduce new products, increase variety to customers, and create efficiencies in our cost structure. We made significant investments to scale our operations and support the expansion of our business, including the build-out of our fulfillment center in Linden, New Jersey which we completed in 2017, which have contributed to meaningful efficiencies in our fulfillment operations. In the future, we plan to further invest in capital expenditures primarily related to implementing our growth strategy and to further optimize and drive efficiency in our operations. However, in order to maintain compliance with the financial covenants under our senior secured term loan, we may be required to reduce capital expenditures, which could negatively impact revenue, our growth strategy, and our business. See “Liquidity and Capital Resources” below for further discussion.

Seasonality

We experience seasonality in our business that impacts the level at which customers engage with our products and brand and our quarterly results of operations. We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In 2020, the economic and social impact of the COVID-19 pandemic masked, in part, the seasonal fluctuations in our operating results. We believe that these trends have affected and will continue to affect our quarterly results in the future; however, we cannot predict the ongoing impact that the COVID-19 pandemic may have on seasonality. Our marketing strategies, which may be informed by these seasonal trends, will also impact our quarterly results of operations.

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our Two-Serving, Four-Serving, and Meal Prep Plans. We also generate net revenue through sales of Blue Apron Wine, and through sales on Blue Apron Market. For each of the years ending December 31, 2020, 2019 and 2018, we derived substantially all of our net revenue from sales of our meals through our direct-to-consumer platform. We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue. Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter. We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In 2020, the economic and social impact of the COVID-19 pandemic masked, in part, the seasonal fluctuations in our operating results. We believe that these trends have affected and will continue to affect our quarterly results in the future, however, we cannot predict the ongoing impact that the COVID-19 pandemic may have on seasonality. We also anticipate that our net revenue will be impacted by the timing and success of our ongoing product expansion initiatives.

In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. For example, prior to the impact of the COVID-19 pandemic on demand for our products, our deliberate reduction in marketing expenses to focus on the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention negatively impacted our net revenue. In addition, in order to manage heightened demand, we made a decision to temporarily cut back on certain existing product offerings and delay certain future new product offerings to meet increased demand relating to the COVID-19 pandemic, which may impact net revenue in future periods.

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

Cost of Goods Sold, excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization, consists of product and fulfillment costs. Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for our meals, inbound shipping costs, and cost of products sold through Blue Apron Wine and Blue Apron Market. Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to our customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies. In the near-term we expect that these expenses will be higher because of the various actions taken to increase capacity and implement safety measures in our fulfillment centers in response to the COVID-19 pandemic, as well as due to ongoing investments in product innovation to provide product variety, flexibility, and additional choice for our customers. Over time, we expect such expenses to decrease as a percentage of net revenue as we continue to focus on operational improvements and optimizing our fulfillment center operations.

Marketing

Our marketing expenses consist primarily of costs incurred to acquire new customers, retain existing customers and build our brand awareness through various online and offline paid channels, including digital and social media, television, direct mail, radio and podcasts, email, brand activations, and certain variable and fixed payments to strategic brand partnerships. Also included in marketing expenses are the costs of orders through our customer referral program, in which certain existing customers may invite others to receive a complimentary meal kit, as well as costs paid to third parties to market our products. The cost of the customer referral program is based on our costs incurred for fulfilling a complimentary meal delivery, including product and fulfillment costs.

We expect marketing expenses to continue to comprise a significant portion of our operating expenses in support of our growth strategy, while also continuing to focus on efficiency and our customer acquisition strategy to target consumers that we believe will exhibit high affinity and retention through marketing channels we believe to be the most efficient. We anticipate that our marketing strategies, including the timing and extent of our marketing investments, will be informed by our strategic priorities, including our ability to implement our growth strategy, the sufficiency of our cash resources, the seasonal trends in our business, and the competitive landscape of our market, and will fluctuate from quarter-to-quarter and have a significant impact on our quarterly results of operations. We currently expect that the first quarter of 2021 will be our largest quarterly marketing investment in 2021, as a percentage of net revenue and on an absolute basis. Our quarterly marketing expense for each of the remaining three quarters of 2021 is expected to be slightly lower than the seasonally high level in the first quarter of 2021, but higher than in each of the quarters in 2020. We also anticipate that our near-term marketing strategies and investments may continue to be impacted by the COVID-19 pandemic, and we may reduce or increase marketing expenditures in future periods to continue to help us manage demand to alleviate future capacity constraints. Additionally, we may reduce or adjust our marketing investments, as needed, to manage liquidity and remain in compliance with the minimum liquidity covenant in our senior secured term loan, or to further increase customer acquisition in order to maintain compliance with the minimum subscription count covenant. See Note 9 to the Consolidated Financial Statements on Form 10-K for further discussion on the senior secured term loan.

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities’ costs such as occupancy and rent costs for our corporate offices and fulfillment centers; and payment processing fees, professional fees, and other general corporate and administrative costs. Over time, we expect such expenses to decrease as a percentage of net revenue reflecting our continued focus on expense management.

Depreciation and Amortization

Depreciation and amortization consists of depreciation expense for our property and equipment and amortization expense for capitalized software development costs.

Other Operating Expense

Other operating expense consists of a non-cash gain, net of a termination fee, on the Fairfield lease termination, impairment losses on long-lived assets, charges for estimated legal settlements, and restructuring costs.

Interest Income (Expense), Net

Interest income and expense consists primarily of interest expense associated with our senior secured term loan and the terminated revolving credit facility, capital lease financings, and build-to-suit lease financings offset by interest income on cash and cash equivalents balances.

Benefit (Provision) for Income Taxes

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one-time items, and the impact of valuation allowances. For each of the years ending December 31, 2020, 2019 and 2018, our benefit (provision) for income taxes was $(0.0) million, $(0.0) million, and $(0.1) million, respectively, resulting in an effective tax rate of (0.09)%, (0.07)% and (0.07)%, respectively. We continue to maintain a valuation allowance for federal and state tax jurisdictions. Our tax provision results from state taxes in a jurisdiction in which net operating losses were not available to offset our tax obligation.

As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of $397.5 million and $153.2 million, respectively. Of the $397.5 million of federal net operating loss carryforwards, $221.5 million was generated before January 1, 2018 and is subject to a 20-year carryforward period. The remaining $176.0 million can be carried forward indefinitely, but is subject to an 80% taxable income limitation in any future taxable year. The pre-2018 federal and all state net operating losses will begin to expire in 2032 and 2033, respectively, if not utilized.

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Net revenue	$460,608	$454,868	$667,600
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	282,924	279,135	433,496
Marketing	49,934	48,133	117,455
Product, technology, general and administrative	137,244	144,925	194,340
Depreciation and amortization	24,503	31,200	34,517
Other operating expense	4,567	3,571	2,170
Total operating expenses	499,172	506,964	781,978
Income (loss) from operations	(38,564)	(52,096)	(114,378)
Interest income (expense), net	(7,548)	(8,943)	(7,683)
Income (loss) before income taxes	(46,112)	(61,039)	(122,061)
Benefit (provision) for income taxes	(42)	(42)	(88)
Net income (loss)	$(46,154)	$(61,081)	$(122,149)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(as a percentage of net revenue)
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	61.4%	61.4%	64.9%
Marketing	10.8%	10.6%	17.6%
Product, technology, general and administrative	29.8%	31.9%	29.1%
Depreciation and amortization	5.3%	6.9%	5.2%
Other operating expense	1.0%	0.8%	0.3%
Total operating expenses	108.4%	111.5%	117.1%
Income (loss) from operations	(8.4)%	(11.5)%	(17.1)%
Interest income (expense), net	(1.6)%	(2.0)%	(1.2)%
Income (loss) before income taxes	(10.0)%	(13.4)%	(18.3)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(10.0)%	(13.4)%	(18.3)%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Revenue

	Year Ended
	December 31,
	2020	2019	% Change

	(In thousands)
Net revenue	$460,608	$454,868	1%

Net revenue increased by $5.7 million, or 1%, to $460.6 million for 2020 from $454.9 million for 2019. The increase in net revenue was primarily due to an increase in Orders per Customer and Average Order Value during the year ended December 31, 2020 as customers chose to order more frequently and more meals per order both as a result of the changes in consumer behaviors relating to the COVID-19 pandemic, and the continued execution of our growth strategy, including through product innovation.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Year Ended
	December 31,
	2020	2019	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$282,924	$279,135	1%
% of net revenue	61.4%	61.4%

Cost of goods sold, excluding depreciation and amortization, increased by $3.8 million, or 1%, to $282.9 million for 2020 from $279.1 million for 2019. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, was 61.4% for 2020 and 2019.

Marketing

	Year Ended
	December 31,
	2020	2019	% Change

	(In thousands)
Marketing	$49,934	$48,133	4%
% of net revenue	10.8%	10.6%

Marketing expenses increased by $1.8 million, or 4%, to $49.9 million for 2020 from $48.1 million for 2019. The increase was seen across various offline and online paid channels, partially offset by a decrease in our customer referral program. As a percentage of net revenue, marketing expenses increased to 10.8% for 2020 from 10.6% for 2019. This increase, as a percentage of net revenue, included an increase of 30 basis points in online paid channels, an increase of 30 basis points in offline paid channels, partially offset by a decrease of 40 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders.

Product, Technology, General and Administrative

	Year Ended
	December 31,
	2020	2019	% Change

	(In thousands)
Product, technology, general and administrative	$137,244	$144,925	(5)%
% of net revenue	29.8%	31.9%

Product, technology, general and administrative expenses decreased by $7.7 million, or 5%, to $137.2 million for 2020 from $144.9 million for 2019. This decrease was primarily due to increased focus on expense management, including:

●	a decrease of $5.2 million in corporate overhead and administrative costs,
●	a decrease of $3.7 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent; partially offset by
●	an increase of $1.4 million in personnel costs primarily driven by an increase in bonuses.

As a percentage of net revenue, product, technology, general and administrative expenses decreased to 29.8% for 2020 from 31.9% for 2019 primarily due to continued focus on expense management and optimization of our cost structure.

Depreciation and Amortization

	Year Ended
	December 31,
	2020	2019	% Change

	(In thousands)
Depreciation and amortization	$24,503	$31,200	(21)%
% of net revenue	5.3%	6.9%

Depreciation and amortization decreased by $6.7 million, or 21%, to $24.5 million for 2020 from $31.2 million for 2019. This decrease was primarily driven by impairment charges and write-offs on long-lived assets. As a percentage of net revenue, depreciation and amortization decreased to 5.3% in 2020 from 6.9% in 2019.

Other Operating Expense

Other operating expense for 2020 and 2019 was $4.6 million and $3.6 million, respectively. Other operating expense for 2020 represents charges of $8.4 million related to the Arlington fulfillment center closure announced in February 2020, including $7.6 million of non-cash impairment charges on long-lived assets, $0.4 million of employee-related expenses, primarily consisting of severance payments, and $0.4 million of other exit costs, as well as a $1.1 million charge for an estimated legal settlement, partially offset by a $4.9 million non-cash gain, net of a $1.5 million termination fee, on the Fairfield lease termination in March 2020. Other operating expense for 2019 includes a $2.1 million charge related to an estimated legal settlement, $1.3 million of non-cash impairment charges on long-lived assets primarily related to the reprioritization of initiatives to support our growth strategy, and $0.2 million of employee-related expenses consisting of severance payments relating to the Arlington fulfillment center downsizing announced in January 2019.

Income (Loss) from Operations

	Year Ended
	December 31,
	2020	2019	% Change

	(In thousands)
Income (loss) from operations	$(38,564)	$(52,096)	(26)%
% of net revenue	(8.4)%	(11.5)%

Income (loss) from operations for 2020 and 2019 was $(38.6) million and $(52.1) million, respectively. This improvement was due to a decrease in operating expenses of $7.8 million and an increase in net revenue of $5.7 million. As a percentage of net revenue, income (loss) from operations was (8.4)% and (11.5)% for 2020 and 2019, respectively. This decrease was primarily driven by decreases as a percentage of net revenue in product, technology, general and administrative expenses and depreciation and amortization, partially offset by an increase in other operating expense and marketing expenses as a percentage of net revenue for the reasons set forth above.

Interest Income (Expense), Net

Interest income (expense), net for 2020 and 2019 was $(7.5) million and $(8.9) million, respectively. This decrease in interest income (expense), net was primarily due to a decrease of $1.8 million associated with build-to-suit lease financings as a result of the Fairfield lease termination and a decrease of $1.1 million in interest expense incurred on outstanding borrowings under our senior secured loan and terminated revolving credit facility, partially offset by decreased interest income on cash and cash equivalents of $1.5 million.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in 2020 and 2019 reflects state income taxes in a jurisdiction in which net operating losses were not available to offset our tax obligations.

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

Cost of goods sold, excluding depreciation and amortization, decreased by $154.4 million, or 36%, to $279.1 million for 2019 from $433.5 million for 2018. This decrease was primarily driven by a decrease in Orders and improvements in operational efficiencies. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 61.4% for 2019 from 64.9% in 2018. The decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue was primarily due to:

●	a decrease of 280 basis points in food and product packaging costs driven by enhanced planning and procurement strategies, as well as improvements in our fulfillment center operations;
●	a decrease of 140 basis points in labor largely due to process improvements in our fulfillment center operations; partially offset by
●	an increase of 70 basis points in shipping and fulfillment packaging costs largely due to rate increases from shipping carriers.

Marketing

	Year Ended
	December 31,
	2019	2018	% Change

	(In thousands)
Marketing	$48,133	$117,455	(59)%
% of net revenue	10.6%	17.6%

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

Product, technology, general and administrative expenses decreased by $49.4 million, or 25%, to $144.9 million for 2019 from $194.3 million for 2018. This decrease was primarily due to increased focus on expense management, including:

●	a decrease of $27.6 million in personnel costs primarily driven by lower headcount in corporate and other managerial positions reflecting in part the workforce reduction implemented in November 2018;
●	a decrease of $13.3 million in corporate overhead and administrative costs, which includes a decrease of $4.3 million in payment processing fees driven by lower net revenue; and
●	a decrease of $8.1 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent.

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

Other Operating Expense

Other operating expense for 2019 and 2018 was $3.6 million and $2.2 million, respectively. Other operating expense for 2019 includes a $2.1 million charge related to an estimated legal settlement, $1.3 million of non-cash impairment charges on long-lived assets primarily related to the reprioritization of initiatives to support our growth strategy, and $0.2 million of employee-related expenses consisting of severance payments relating to the Arlington fulfillment center downsizing announced in January 2019. Other operating expense for 2018 includes restructuring costs of $2.2 million associated with the workforce reduction in November 2018 to support our strategic priorities.

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

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in 2019 and 2018 reflects state income taxes in a jurisdiction in which net operating losses were not available to offset our tax obligations.

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

Our adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable GAAP equivalent. Some of these limitations are:

●	adjusted EBITDA excludes share-based compensation expense, as share-based compensation expense has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
●	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
●	adjusted EBITDA excludes other operating expense, as other operating expense represents charges for estimated legal settlements, non-cash impairment charges on long-lived assets, a non-cash gain, net of a termination fee, on a lease termination, and restructuring costs;
●	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
●	adjusted EBITDA excludes other expense, as other expense represents a one-time loss on the extinguishment of convertible notes;
●	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
●	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

Because of these limitations, we consider, and you should consider, adjusted EBITDA and free cash flow together with other financial information presented in accordance with GAAP. The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(46,154)	$(61,081)	$(122,149)	$(210,143)	$(54,886)
Share-based compensation	8,457	8,970	16,320	11,270	2,965
Depreciation and amortization	24,503	31,200	34,517	26,838	8,217
Other operating expense	4,567	3,571	2,170	12,713	—
Interest (income) expense, net	7,548	8,943	7,683	6,384	(25)
Other (income) expense, net	—	—	—	14,984	—
Provision (benefit) for income taxes	42	42	88	15	108
Adjusted EBITDA	$(1,037)	$(8,355)	$(61,371)	$(137,939)	$(43,621)

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(5,372)	$(16,466)	$(76,900)
Purchases of property and equipment	(5,997)	(5,220)	(15,022)
Free cash flow	$(11,369)	$(21,686)	$(91,922)

Quarterly Results of Operations and Other Financial and Operations Data

The following tables set forth selected unaudited quarterly consolidated statements of operations data and other financial and operating data for each of the eight quarters beginning with the three months ended March 31, 2019, as well as, where applicable, the percentage of net revenue for each line item shown. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and in the opinion of our management, reflects all normal recurring adjustments necessary for the fair statement of our consolidated results of operations for these periods. This data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

These quarterly results of operations are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020	2019	2019	2019	2019

	(In thousands)
Consolidated Statements of Operations Data:
Net revenue	$101,857	$131,040	$112,253	$115,458	$141,890	$119,166	$99,490	$94,322
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	60,638	77,868	74,499	69,919	82,704	71,473	67,393	57,565
Marketing	15,032	11,561	10,862	12,479	14,234	9,713	12,127	12,059
Product, technology, general and administrative	34,217	32,493	33,687	36,847	39,148	35,118	35,333	35,326
Depreciation and amortization	6,753	6,175	5,871	5,704	8,604	8,372	7,303	6,921
Other operating expense	3,198	269	1,100	—	230	—	1,261	2,080
Total operating expenses:	119,838	128,366	126,019	124,949	144,920	124,676	123,417	113,951
Income (loss) from operations	(17,981)	2,674	(13,766)	(9,491)	(3,030)	(5,510)	(23,927)	(19,629)
Interest income (expense), net	(2,155)	(1,541)	(1,482)	(2,370)	(2,232)	(2,226)	(2,260)	(2,225)
Income (loss) before income taxes	(20,136)	1,133	(15,248)	(11,861)	(5,262)	(7,736)	(26,187)	(21,854)
Benefit (provision) for income taxes	(9)	(19)	(14)	—	(13)	(12)	(9)	(8)
Net income (loss)	$(20,145)	$1,114	$(15,262)	$(11,861)	$(5,275)	$(7,748)	$(26,196)	$(21,862)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(1.51)	$0.08	$(0.96)	$(0.67)	$(0.41)	$(0.59)	$(1.99)	$(1.66)
Diluted	$(1.51)	$0.08	$(0.96)	$(0.67)	$(0.41)	$(0.59)	$(1.99)	$(1.66)
	(As a percentage of net revenue)
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	59.5%	59.4%	66.4%	60.6%	58.3%	60.0%	67.7%	61.0%
Marketing	14.8%	8.8%	9.7%	10.8%	10.0%	8.2%	12.2%	12.8%
Product, technology, general and administrative	33.6%	24.8%	30.0%	31.9%	27.6%	29.5%	35.5%	37.5%
Depreciation and amortization	6.6%	4.7%	5.2%	4.9%	6.1%	7.0%	7.3%	7.3%
Other operating expense	3.1%	0.2%	1.0%	—%	0.2%	—%	1.3%	2.2%
Total operating expenses:	117.7%	98.0%	112.3%	108.2%	102.1%	104.6%	124.0%	120.8%
Income (loss) from operations	(17.7)%	2.0%	(12.3)%	(8.2)%	(2.1)%	(4.6)%	(24.0)%	(20.8)%
Interest income (expense) and other income (expense), net	(2.1)%	(1.2)%	(1.3)%	(2.1)%	(1.6)%	(1.9)%	(2.3)%	(2.4)%
Income (loss) before income taxes	(19.8)%	0.9%	(13.6)%	(10.3)%	(3.7)%	(6.5)%	(26.3)%	(23.2)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%	—%	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(19.8)%	0.9%	(13.6)%	(10.3)%	(3.7)%	(6.5)%	(26.3)%	(23.2)%
Other Financial and Operations Data:
Orders (in thousands)	1,763	2,152	1,917	1,879	2,482	2,048	1,726	1,622
Customers (in thousands)	376	396	357	353	550	449	386	351
Average Order Value	$57.68	$60.88	$58.56	$61.43	$57.15	$58.16	$57.60	$58.14
Orders per Customer	4.7	5.4	5.4	5.3	4.5	4.6	4.5	4.6
Average Revenue per Customer	$271	$331	$314	$327	$258	$265	$258	$269
Adjusted EBITDA (in thousands) (1)	$(5,790)	$11,127	$(4,706)	$(1,668)	$8,639	$4,484	$(13,151)	$(8,327)
Free cash flow (in thousands) (2)	$(14,215)	$14,444	$(9,058)	$(2,540)	$3,404	$(4,011)	$(8,866)	$(12,213)
(1)	Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest income (expense), net, other operating expense, other income (expense), net, benefit (provision) for income taxes, depreciation, amortization and share-based compensation expense. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures. The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP.
(2)	Free cash flow is a non-GAAP financial measure that is calculated as net cash from (used in) operating activities less purchases of property and equipment. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures. The following table presents a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020	2019	2019	2019	2019

	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(20,145)	$1,114	$(15,262)	$(11,861)	$(5,275)	$(7,748)	$(26,196)	$(21,862)
Share-based compensation	2,240	2,009	2,089	2,119	2,835	1,622	2,212	2,301
Depreciation and amortization	6,753	6,175	5,871	5,704	8,604	8,372	7,303	6,921
Other operating expense	3,198	269	1,100	—	230	—	1,261	2,080
Interest (income) expense, net	2,155	1,541	1,482	2,370	2,232	2,226	2,260	2,225
Provision (benefit) for income taxes	9	19	14	0	13	12	9	8
Adjusted EBITDA	$(5,790)	$11,127	$(4,706)	$(1,668)	$8,639	$4,484	$(13,151)	$(8,327)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020	2019	2019	2019	2019

	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(12,604)	$15,673	$(7,121)	$(1,320)	$5,138	$(2,921)	$(7,790)	$(10,893)
Purchases of property and equipment	(1,611)	(1,229)	(1,937)	(1,220)	(1,734)	(1,090)	(1,076)	(1,320)
Free cash flow	$(14,215)	$14,444	$(9,058)	$(2,540)	$3,404	$(4,011)	$(8,866)	$(12,213)

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter. We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement and marketing investment. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement and marketing investment. In 2020, the economic and social impact of the COVID-19 pandemic masked, in part, the seasonal fluctuations in our operating results. We believe that these trends have affected and will continue to affect our quarterly results in the future, however, we cannot predict the ongoing impact that the COVID-19 pandemic may have on seasonality. In addition to the seasonal trends impacting our net revenue and marketing expenses, the higher outside temperatures of the summer months impact cost of goods sold as more expensive fulfillment packaging for our meals is required in order to maintain the proper temperature during delivery to the customer. In the summer months, we also have increased access to seasonal produce for use in our recipes, including specialty ingredients, which is expected to result in increased food and product packaging costs during such period.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable, net, restricted cash, and working capital as of the dates indicated:

	Year Ended December 31,
	2020	2019

	(In thousands)
Cash and cash equivalents	$44,122	$43,531
Accounts receivable, net	$116	$248
Restricted cash included in Prepaid expenses and other assets	$610	$—
Restricted cash included in Other noncurrent assets	$1,110	$2,912
Working capital (1)	$(29,640)	$(26,240)

(1)	We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities (excluding current portion of long-term debt).

Total outstanding debt, net of debt issuance costs, was $34.1 million as of December 31, 2020 and $53.5 million as of December 31, 2019. Issued letters of credit outstanding were $1.6 million as of December 31, 2020 and $2.2 million as of December 31, 2019.

Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers and to support our growth strategy. Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and cash generated through financing activities, as discussed below.

On April 29, 2020, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), or the 2020 Shelf, to register for sale from time to time up to $75.0 million of Class A common stock, preferred stock, debt securities and/or warrants in one or more offerings, which became effective on July 23, 2020. On August 10, 2020, we completed an underwritten public offering (the “offering”) of 4,000,000 shares of our Class A common stock under the 2020 Shelf, resulting in $32.9 million of proceeds, net of underwriting discounts and commissions and offering costs. The net proceeds from the offering were subject to the mandatory prepayment provisions of the revolving credit facility, and a portion of the proceeds was consequently used to make a repayment of $10.8 million of the borrowings that were then outstanding under our revolving credit facility.

On October 16, 2020, we entered into a financing agreement which provides for a senior secured term loan in the aggregate principal amount of $35.0 million that matures in March 2023. The proceeds of the senior secured term loan were used, together with cash on hand, to repay in full the outstanding indebtedness under the revolving credit facility and to pay fees and expenses in connection with the transactions contemplated by the senior secured term loan. We terminated the revolving credit facility effective as of the closing of the senior secured term loan. The senior secured term loan bears interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 8.00% per annum. The principal amount of the senior secured term loan will be repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the senior secured term loan repayable on March 31, 2023.

The senior secured term loan contains restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. The financial covenants include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the senior secured term loan as the number of all active customers on our internal account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter.

We have a history of net losses and negative operating cash flows. In addition, we have experienced significant negative trends in our net revenue. While trends in net revenue, net losses, and operating cash flows improved during the year ended December 31, 2020, that improvement is, in part, due to heightened demand driven by the various restrictions on consumers that have been enacted, and remain in effect to varying degrees, throughout much of the United States in response to the COVID-19 pandemic, and by the continued execution of our growth strategy. These positive trends on our operating results may not continue at current levels, and could decline in future periods, depending on the duration and severity of the COVID-19 pandemic and the timing of wide-spread vaccinations in the United States.

We are currently continuing to pursue our strategy to drive customer and revenue growth through product innovation alongside managing heightened demand resulting from the COVID-19 pandemic and our growth strategy. In light of the offering and the senior secured term loan in the second half of 2020, as well as improvements in our business from the execution of our growth strategy, our board of directors has concluded its review of a broad range of strategic alternatives in October 2020, however, our board of directors will continue to evaluate and look for opportunities to maximize stockholder value as part of regular strategic reviews. Our ability, including the timing and extent, to successfully execute our growth strategy is inherently uncertain and is dependent on continued sufficiency of cash resources, and our ability to implement the initiatives and deliver the results as forecasted, among other factors. Due to this uncertainty, if we are unable to sufficiently deliver results from our growth strategy, manage liquidity, and/or to cost effectively attract new customers and retain existing customers, we may not be able to maintain compliance with the minimum liquidity and minimum subscription count covenants which may result in an event of default under our senior secured term loan. In the event we do not have sufficient cash resources upon an event of default, if we were unable to obtain a waiver or successfully renegotiate the terms of our senior secured term loan with our lenders, and the lenders enforced one or more of their rights upon default, we could be unable to meet our current obligations.

If we are unable to sufficiently execute our growth strategy, we believe we have plans to effectively manage liquidity and customer acquisition and retention in order to maintain compliance with our debt covenants. This includes potential significant expense reductions in areas that we have identified in product, technology, general and administrative costs to achieve savings and reinvest in the business, which includes modifying and balancing our marketing investments, as needed, to maintain the minimum subscription covenant, while also maintaining sufficient cash to meet the minimum liquidity covenant.

A significant portion of our costs are discretionary in nature and, if needed, we have the ability to reduce or delay spending in order to reduce expenses and improve liquidity. We have also previously demonstrated an ability to implement various cost reduction initiatives, including workforce reductions and other cost optimizing initiatives. As a result of these initiatives, our year-over-year product, technology, general and administrative expenses were reduced by approximately 5%, or $7.7 million, 25%, or $49.4 million, and 22%, or $53.6 million, respectively, for the years ended December 31, 2020, 2019, and 2018.

Based on the current facts and circumstances, the financial flexibility provided through the financing transactions discussed above, our financial planning process and our historical ability to implement cost reductions and adjust marketing strategies, we believe we can effectively manage liquidity and subscription count in order to maintain compliance with the financial covenants under our senior secured term loan for at least the next 12 months. As a result, we believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements and the availability and accessibility to additional funds will depend on many factors, including our ability to remain compliant with the covenants of our senior secured term loan and those described in the section titled “Risk Factors” under Part I, Item 1A.

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Net cash from (used in) operating activities	$(5,372)	$(16,466)	$(76,900)
Net cash from (used in) investing activities	(5,777)	(4,481)	(14,289)
Net cash from (used in) financing activities	10,548	(29,917)	(42,389)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(601)	(50,864)	(133,578)
Cash, cash equivalents, and restricted cash–beginning of period	46,443	97,307	230,885
Cash, cash equivalents, and restricted cash–end of period	$45,842	$46,443	$97,307

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income adjusted for certain non-cash items and changes in operating assets and liabilities.

In 2020, net cash from (used in) operating activities was $(5.4) million and consisted of net income (loss) of $(46.2) million, primarily non-cash items of $36.3 million, and a net change in operating assets and liabilities of $4.5 million. Changes in operating assets and liabilities were primarily driven by increases in accrued expenses and other current liabilities, deferred revenue, and other noncurrent assets and liabilities of $11.2 million and decreases in inventory and receivables of $8.2 million, partially offset by an increase in prepaid expenses and other current assets of $14.4 million and a decrease in accounts payable of $0.5 million.

In 2019, net cash from (used in) operating activities was $(16.5) million and consisted of net income (loss) of $(61.1) million, non-cash items of $42.2 million and a net change in operating assets and liabilities of $2.5 million. Changes in operating assets and liabilities were primarily driven by decreases in inventory, prepaid expenses and other current assets, and receivables of $11.9 million and an increase in accounts payable of $1.7 million, partially offset by decreases in accrued expenses and other current liabilities, deferred revenue, and other noncurrent assets and liabilities of $11.2 million.

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

In 2020, net cash from (used in) investing activities was $(5.8) million and consisted primarily of $(6.0) million for purchases of property and equipment, of which approximately $(2.9) million relates to capitalized software costs, to support business initiatives and ongoing product expansion. Cash paid for capital expenditures in 2020 was primarily driven by acquisition of fixed assets and development of software to support business initiatives and ongoing product expansion. In the future we expect to incur capital expenditures primarily related to implementing our growth strategy and to further optimize and drive efficiency in our operations and capitalized software costs. As of December 31, 2020, our projected capital expenditures are expected to amount to approximately $8.0 million to $12.0 million in the aggregate for 2021. The timing and amount of our projected expenditures is dependent upon a number of factors, including our ability to successfully execute our growth strategy, and may vary significantly from our estimates.

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

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from the offering of Class A common stock, net borrowings under our senior secured term loan and terminated revolving credit facility, proceeds from exercises of stock options, and principal payments on capital lease obligations.

In 2020, net cash from (used in) financing activities was $10.5 million and consisted primarily of $33.0 million of proceeds from our senior secured term loan, net of debt issuance costs, $32.9 million of proceeds from the public offering of Class A common stock, net of offering costs, and $0.5 million of proceeds from the exercise of stock options, partially offset by $55.6 million of repayments of all outstanding indebtedness under our revolving credit facility, and principal payments on capital lease obligations. The proceeds of the senior secured term loan were used, together with cash on hand, to repay in full all outstanding indebtedness under the revolving credit facility and to pay fees and expenses in connection with the transactions contemplated by the senior secured term loan. See “Senior Secured Term Loan” below for further discussion.

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

Free Cash Flow

We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment. Our free cash flow was $(11.4) million, $(21.7) million, and $(91.9) million for the years ended December 31, 2020, 2019, and 2018, respectively. In 2020, free cash flow consisted of $(5.4) million of net cash from (used in) operating activities and $(6.0) million for purchases of property and equipment, of which approximately $(2.9) million relates to capitalized software costs. In 2019, free cash flow consisted of $(16.5) million of net cash from (used in) operating activities and $(5.2) million for purchases of property and equipment, of which approximately $(2.6) million relates to capitalized software costs. In 2018, free cash flow consisted of $(76.9) million of net cash from (used in) operating activities and $(15.0) million for purchases of property and equipment, including capitalized software costs. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

Senior Secured Term Loan

As discussed above, on October 16, 2020 (the “effective date”), we entered into a financing agreement which provides for a senior secured term loan in the aggregate principal amount of $35.0 million. The proceeds of the senior secured term loan were used, together with cash on hand, to repay in full all outstanding indebtedness under the revolving credit facility and to pay fees and expenses in connection with the transactions contemplated by the senior secured term loan. We terminated the revolving credit facility effective as of the closing of the senior secured term loan.

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

As of December 31, 2020, we had $34.1 million in outstanding borrowings under the senior secured term loan, of which $30.6 million is classified as long-term debt and $3.5 million is classified as the current portion of long-term debt.

The borrower under the senior secured term loan is our wholly-owned subsidiary, Blue Apron, LLC. The obligations under the senior secured term loan are guaranteed by Blue Apron Holdings, Inc. and its subsidiaries other than the borrower, and secured by substantially all of the assets of the borrower and the guarantors. The senior secured term loan contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. We will be required to make mandatory prepayments under certain circumstances, and will have the option to make prepayments under the senior secured term loan subject to certain prepayment premiums through the first anniversary of the effective date. The financial covenants include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the senior secured term loan as the number of all active customers on our account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter. Any such failure to comply with such covenants may result in an event of default under our senior secured term loan, upon which the lenders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. Failure to comply with any covenants under the senior secured term loan could have a material adverse effect on our business, financial condition, and results of operation. See “Risk Factors” under Part I, Item 1A.

Contractual Obligations

At December 31, 2020, our debt and certain other significant contractual financial obligations that will affect our future liquidity were as follows:

	2021	2022	2023	2024	2025	Thereafter	Total

	(In thousands)
Senior secured term loan (1)	$7,270	$6,897	$28,331	$—	$—	$—	$42,498
Operating lease obligations (2)	10,461	6,474	5,236	4,754	1,777	1,154	29,856
Capital lease obligations (3)	55	25	4	—	—	—	84
Build-to-suit lease obligations (4)	2,479	2,528	2,579	2,631	2,683	1,812	14,712
Total	$20,265	$15,924	$36,150	$7,385	$4,460	$2,966	$87,150
(1)	Includes estimated interest payments based on currently effective interest rates as of December 31, 2020 and timing of scheduled principal payments under our senior secured term loan. Estimated interest payments are subject to change due to the variable nature of the interest rates under our senior secured term loan as described in “Senior Secured Term Loan” above.
(2)	Includes non-cancelable operating leases for office space in New York City and Austin, Texas, currently occupied fulfillment centers in Linden, New Jersey, Richmond, California and Arlington, Texas, and a previously occupied fulfillment center in Jersey City, New Jersey. We also have various non-cancelable operating leases for certain equipment. We have entered into agreements to sublease portions of our corporate offices and fulfillment centers, as well as the remainder of our Jersey City facility. The subleases continue through the duration of the existing leases for each location and entitle us to future minimum sublease payments of approximately $7.4 million as of December 31, 2020. The sublease payments are not reflected in the above table.
(3)	Includes lease payments for capital lease obligations, including estimated interest payments attributable to our capital lease obligations, all of which have fixed interest rates.
(4)	Includes lease payments for our fulfillment center in Linden for which we are deemed to be the owner for accounting purposes under build-to-suit accounting, and capitalized the fair value of the buildings and direct construction costs incurred along with a corresponding facility financing liability. In March 2020, we terminated the lease for our Fairfield facility. In connection with the lease termination, we paid a termination fee in the amount of $1.5 million in the second quarter of 2020, which released us from all future minimum lease payments related to this facility of $32.9 million, which otherwise would have expired in 2028. For further information on the Fairfield lease termination, see Note 10 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements, except for operating leases and letters of credit entered into in the normal course of business as discussed above.

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

Revenue Recognition

We primarily generate revenue from the sale of our products to customers, including meals, wine and kitchen tools. For the years ended December 31, 2020, 2019, and 2018, we derived substantially all of our Net revenue from sales of our meals.

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

We deduct promotional discounts, actual customer credits and refunds as well as credits and refunds expected to be issued to determine Net revenue. Customers who receive a damaged meal or wine order or are dissatisfied with an order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund. We estimate and record expected credits and refunds based on prior history, recent trends, and projections for credits and refunds on sales in the current period. Reserves for credits and refunds are included within Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

We have two types of contractual liabilities: (i) cash collections from our customers prior to delivery of products purchased, which are included in Deferred revenue on the Consolidated Balance Sheets, and are recognized as revenue upon transfer of control of our products, and (ii) unredeemed gift cards and other prepaid orders, which are included in Deferred revenue on the Consolidated Balance Sheets, and are recognized as revenue when gift cards are redeemed and the products are delivered. Certain gift cards are not expected to be redeemed, also known as breakage, and are recognized as revenue over the expected redemption period, subject to requirements to remit balances to governmental agencies.

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

Inventories, Net

Inventories, net consist primarily of bulk and prepped food, products available for resale, packaging, containers, and wine products which are stated at the lower of cost or net realizable value. Inventory costs consist of product costs, inbound shipping and handling costs, and applicable direct labor costs. Inventories are valued on a first-in, first-out cost basis. We record an inventory valuation reserve when applicable, based on currently available information, about the likely method of disposition, such as through sales to individual customers, donations or liquidations, and expected recoverable values of each inventory category.

Leases

We categorize lease agreements at their inception as either operating or capital leases. For operating leases, we recognize rent expense on a straight-line basis over the term of the lease. For capital leases, we record a leased asset with a corresponding liability. Payments are recorded as reductions to the liability with an interest charge recorded based on the remaining liability.

We review leases for which we are involved in construction to determine if we are considered to be the owner for accounting purposes during the construction period. If we are determined to be the owner for accounting purposes, we follow build-to-suit accounting and capitalize the fair value of the building and direct construction costs incurred along with a corresponding facility financing liability. At the end of the construction period we assess whether these arrangements qualify for sales recognition under sale-leaseback accounting guidance. If upon completion of construction, the arrangement does not meet the sale-leaseback criteria, we will continue to be considered the owner of the building for accounting purposes.

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

In March 2020, we terminated the lease for our Fairfield facility. Accordingly, we derecognized the net carrying value of the build-to-suit assets and liabilities and the deferred rent balance. As a result, we recorded a non-cash gain of $4.9 million, net of the lease termination fee, in Other operating expense during the first quarter of 2020. See Note 10 to the Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion.

Recoverability of Long-Lived Assets

Our long-lived assets consist of property and equipment and capitalized software development costs. We periodically evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. Recoverability is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated from the use of the asset and its eventual disposition, where applicable. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value. In determining future cash flows, we use industry accepted valuation models and engage third party valuation specialists, as needed. When multiple valuation methodologies are used, the results are weighted appropriately. In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of our long-lived assets. If we reduce the estimated useful life assumption for any asset, the remaining balance would be depreciated over the revised estimated useful life.

For the year ended December 31, 2020, we recorded impairment charges of $7.6 million in Other operating expense on long-lived assets related to our Arlington fulfillment center. For the year ended December 31, 2019, we recorded impairment charges of $1.3 million on long-lived assets primarily related to the reprioritization of initiatives to support our growth strategy. For the year ended December 31, 2018, there were no impairments of long-lived assets. See Note 6 to the Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion.

Contingencies

We record accruals for loss contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a probable loss is not reasonably estimable, or we determine that a loss is reasonably possible, but not probable, we disclose the matter, and the amount or range of the possible losses, if estimable, in the notes to the Consolidated Financial Statements.

Emerging Growth Company Status

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until December 31, 2022 (the last day of the fiscal year following the fifth anniversary of the IPO), or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates, or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.            OTHER INFORMATION.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, which we refer to as our 2021 Proxy Statement, and is hereby incorporated by reference into this Annual Report on Form 10-K.

Our board of directors has adopted a Code of Conduct and Ethics applicable to all officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available at the Investor Relations section of our website, located at investors.blueapron.com, under “Corporate Governance—Governance Documents.” We intend to make all required disclosures regarding any amendments to, or waivers from, any provisions of the code at the same location of our website.

ITEM 11.            EXECUTIVE COMPENSATION.

The information required by this item will be included under the caption Executive Compensation in our 2021 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included under the caption Security Ownership of Management and Certain Beneficial Owners and Management and Related Stockholder Matters in our 2021 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be included under the caption Certain Relationships and Related Transactions, and Director Independence in our 2021 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.            PRINCIPAL ACCOUNTant FEES AND SERVICES.

The information required by this item will be included under the caption Principal Accounting Fees and Services in our 2021 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)	Financial Statements and Financial Statement Schedule

See “Index to Consolidated Financial Statements.”

(b)	Exhibits

See “Exhibit Index.”

 ITEM 16.            Form 10-K Summary.

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Blue Apron Holdings, Inc., as amended	10-Q	001-38134	3.1	08/06/2019

3.2	Amended and Restated Bylaws of Blue Apron Holdings, Inc.	S-1/A	333-218425	3.4	06/19/2017

4.1	Specimen stock certificate evidencing shares of Class A common stock	S-1/A	333-218425	4.1	06/19/2017

4.2	Description of Registered Securities					X

10.1	Third Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2015, by and among the Registrant and the other parties thereto	S-1	333-218425	10.1	06/01/2017

10.2	Form of Indemnification Agreement with directors and executive officers	S-1/A	333-218425	10.2	06/19/2017

10.3*	2012 Equity Incentive Plan	S-1	333-218425	10.3	06/01/2017

10.4*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.4	06/01/2017

10.5*	Form of Non-Qualified Stock Option Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.5	06/01/2017

10.6*	Form of Restricted Stock Agreement	S-1	333-218425	10.6	06/01/2017

	under 2012 Equity Incentive Plan

10.7*	2017 Equity Incentive Plan	S-1/A	333-218425	10.7	06/19/2017

10.8*	Form of Stock Option Agreement under 2017 Equity Incentive Plan	S-1/A	333-218425	10.8	06/19/2017

10.9*	Form of Restricted Stock Unit Agreement under 2017 Equity Incentive Plan	S-1/A	333-218425	10.9	06/19/2017

10.10	Lease, dated as of July 15, 2013, as amended, by and between Dreisbach Enterprises, Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.12	06/01/2017

10.11	Sixth Amendment to Lease, dated as of July 15, 2013, by and between Dreisbach Enterprises, Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.), dated as of January 29, 2019	10-K	001-38134	10.11	02/25/2019

10.12	Standard Industrial/Commercial Single-Tenant Lease, dated as of August 1, 2014, by and between DF/Hilltop, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.16	06/01/2017

10.13	Lease, dated as of March 21, 2016 by and between Duke Linden, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.18	06/01/2017

10.14	Lease Agreement, dated as of August 23, 2016, by and between Gateway 80 Industrial, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.20	06/01/2017

10.15	Financing Agreement, dated as of October 16, 2020, by and among Blue Apron Holdings, Inc., Blue Apron, LLC, Blue Torch Finance LLC and the other parties thereto.	8-K	001-38134	10.1	10/19/2020

10.16

Amendment No. 1 to Financing Agreement dated as of November 19, 2020 by and among Blue Apron Holdings, Inc., Blue Apron, LLC, Blue Torch Finance LLC and the other parties thereto dated as of October 16, 2020

						X

10.17*	Blue Apron Holdings, Inc. Executive Severance Benefits Plan	10-Q	001-38134	10.1	05/03/2018

10.18*	Offer Letter for Linda F. Kozlowski	8-K	001-38134	99.2	04/02/2019

10.19*	Offer Letter for Randy J. Greben					X

10.20*	Offer Letter for Charlean Gmunder					X

10.21*	Advisory Agreement dated December 10, 2020 by and between Timothy Bensley and Blue Apron, LLC					X

21.1	List of Subsidiaries	10-K	001-38134	21.1	02/22/2018

23.1	Consent of Ernst & Young LLP, independent					X

registered public accounting firm

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

* Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Dated: February 23, 2021	/s/ Linda F. Kozlowski
Linda F. Kozlowski
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd of February 2021.

/s/ Linda F. Kozlowski	President, Chief Executive Officer, and Director
Linda F. Kozlowski	(Principal Executive Officer)
/s/ Randy J. Greben	Chief Financial Officer and Treasurer
Randy J. Greben	(Principal Financial and Accounting Officer)
/s/ Jennifer Carr-Smith	Director
Jennifer Carr-Smith
/s/ Peter Faricy	Director
Peter Faricy
/s/ Brenda Freeman	Director
Brenda Freeman
/s/ Elizabeth J. Huebner	Director
Elizabeth J. Huebner
/s/ Barry Salzberg	Director
Barry Salzberg
/s/ Matthew B. Salzberg	Director and Chairman
Matthew B. Salzberg

BLUE APRON HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Blue Apron Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Apron Holdings, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

February 23, 2021

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,122	$43,531
Accounts receivable, net	116	248
Inventories, net	18,185	25,106
Prepaid expenses and other current assets	23,651	8,864
Total current assets	86,074	77,749
Property and equipment, net	125,208	181,806
Other noncurrent assets	4,053	6,510
TOTAL ASSETS	$215,335	$266,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,691	$23,972
Accrued expenses and other current liabilities	41,632	30,366
Current portion of long-term debt	3,500	—
Deferred revenue	6,269	6,120
Total current liabilities	75,092	60,458
Long-term debt	28,747	53,464
Facility financing obligation	35,957	71,689
Other noncurrent liabilities	11,564	12,455
TOTAL LIABILITIES	151,360	198,066
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 14,365,664 and 7,799,093 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1	1
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 3,493,791 and 5,464,196 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1	1
Class C common stock, par value of $0.0001 per share — 500,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	642,106	599,976
Accumulated deficit	(578,133)	(531,979)
TOTAL STOCKHOLDERS’ EQUITY	63,975	67,999
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,335	$266,065

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

	Year Ended December 31,
	2020	2019	2018
Net revenue	$460,608	$454,868	$667,600
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	282,924	279,135	433,496
Marketing	49,934	48,133	117,455
Product, technology, general and administrative	137,244	144,925	194,340
Depreciation and amortization	24,503	31,200	34,517
Other operating expense	4,567	3,571	2,170
Total operating expenses	499,172	506,964	781,978
Income (loss) from operations	(38,564)	(52,096)	(114,378)
Interest income (expense), net	(7,548)	(8,943)	(7,683)
Income (loss) before income taxes	(46,112)	(61,039)	(122,061)
Benefit (provision) for income taxes	(42)	(42)	(88)
Net income (loss)	$(46,154)	$(61,081)	$(122,149)

Net income (loss) per share attributable to Class A and Class B common stockholders:*
Basic	$(3.06)	$(4.67)	$(9.51)
Diluted	$(3.06)	$(4.67)	$(9.51)
Weighted-average shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:*
Basic	15,098,783	13,089,908	12,845,261
Diluted	15,098,783	13,089,908	12,845,261

*Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Class A		Class B		Additional		Total
	Common Stock*		Common Stock*		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2017	2,510,510	$0	10,248,482	$1	$572,546	$(348,697)	$223,850
Conversion from Class B to Class A common stock	2,556,650	0	(2,556,650)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	172,227	1	22,204	0	214	—	215
Share-based compensation	—	—	—	—	17,386	—	17,386
Impact of adoption of accounting standard update	—	—	—	—	392	(392)	—
Settlement of acquisition holdback	686	0	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(122,149)	(122,149)
Balance — December 31, 2018	5,240,073	$1	7,714,036	$1	$590,538	$(471,238)	$119,302
Conversion from Class B to Class A common stock	2,277,388	0	(2,277,388)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	281,696	0	27,583	0	53	—	53
Share-based compensation	—	—	—	—	9,385	—	9,385
Impact of adoption of accounting standard update	—	—	—	—	—	340	340
Other	(64)	(0)	(35)	(0)	—	—	—
Net income (loss)	—	—	—	—	—	(61,081)	(61,081)
Balance — December 31, 2019	7,799,093	$1	5,464,196	$1	$599,976	$(531,979)	$67,999
Conversion from Class B to Class A common stock	1,996,404	0	(1,996,404)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	570,167	0	25,999	0	468	—	468
Issuance of common stock, net of offering costs	4,000,000	0	—	—	32,867	—	32,867
Share-based compensation	—	—	—	—	8,795	—	8,795
Net income (loss)	—	—	—	—	—	(46,154)	(46,154)
Balance — December 31, 2020	14,365,664	$1	3,493,791	$1	$642,106	$(578,133)	$63,975

*Reflects the 1-for-15 reverse stock split that became effective on June 14, 2019.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(46,154)	$(61,081)	$(122,149)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	24,503	31,200	34,517
Loss (gain) on disposal of property and equipment	17	273	1,624
Loss (gain) on build-to-suit accounting derecognition	(4,936)	—	—
Loss on impairment	7,585	1,261	—
Changes in reserves and allowances	(807)	(140)	(1,247)
Share-based compensation	8,457	8,970	16,320
Non-cash interest expense	1,452	601	1,595
Changes in operating assets and liabilities:
Accounts receivable	132	324	1,306
Inventories	8,066	8,618	9,786
Prepaid expenses and other current assets	(14,387)	3,005	(2,688)
Accounts payable	(473)	1,661	(6,605)
Accrued expenses and other current liabilities	9,527	(2,190)	(2)
Deferred revenue	149	(5,912)	(15,274)
Other noncurrent assets and liabilities	1,497	(3,056)	5,917
Net cash from (used in) operating activities	(5,372)	(16,466)	(76,900)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	—	—	(250)
Purchases of property and equipment	(5,997)	(5,220)	(15,022)
Proceeds from sale of property and equipment	220	739	983
Net cash from (used in) investing activities	(5,777)	(4,481)	(14,289)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	32,867	—	—
Net proceeds from debt issuance	34,028	—	—
Repayments of debt	(55,553)	(28,900)	(41,422)
Payments of debt issuance costs	(1,076)	(812)	(908)
Proceeds from exercise of stock options	487	51	215
Principal payments on capital lease obligations	(205)	(256)	(274)
Net cash from (used in) financing activities	10,548	(29,917)	(42,389)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(601)	(50,864)	(133,578)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	46,443	97,307	230,885
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$45,842	$46,443	$97,307

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$60	$60	$110
Cash paid for interest	$6,259	$9,951	$8,317
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$(565)	$—	$184
Non-cash additions to property and equipment	$338	$415	$1,065
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$512	$320	$582

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

When used in these notes, Blue Apron Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.”

The Company designs original recipes with fresh, seasonally inspired produce and high quality ingredients, which are sent directly to customers for them to prepare, cook, and enjoy. The Company creates meal experiences around original recipes every week based on what’s in-season with farming partners and other suppliers. Customers can choose which recipes they would like to receive in a given week, and the Company delivers those recipes to their doorsteps along with the pre-portioned ingredients required to cook those recipes.

In addition to meals, the Company sells wine through Blue Apron Wine, a direct-to-consumer wine delivery service. The Company also sells a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions through Blue Apron Market, an e-commerce market.

In connection with the Corporate Reorganization as discussed in Note 11, Blue Apron Holdings, Inc. was incorporated in Delaware in December 2016, and Blue Apron, Inc., the parent company prior to the Corporate Reorganization, converted into Blue Apron, LLC and became a direct, wholly-owned subsidiary of Blue Apron Holdings, Inc. The Company’s headquarters are in New York, New York.

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

Liquidity and Going Concern Evaluation

The Company has a history of net losses and negative operating cash flows. In addition, the Company has experienced significant negative trends in its net revenue. While trends in net revenue, net losses and operating cash flows have improved during the year ended December 31, 2020, that improvement is, in part, due to changes consumer behaviors as a result of the COVID-19 pandemic, and by the continued execution of the Company’s growth strategy. These positive trends on the Company’s operating results may not continue at current levels, and could decline in future periods depending on the duration and severity of the COVID-19 pandemic and the timing of wide-spread vaccinations throughout the United States.

As of December 31, 2020, the Company had Cash and cash equivalents of $44.1 million and total outstanding debt of $32.2 million, net of unamortized debt issuance costs. On October 16, 2020, the Company entered into a financing agreement which provides for a senior secured term loan in the aggregate principal amount of $35.0 million that matures in March 2023. The proceeds of the senior secured term loan were used, together with cash on hand, to repay in full the outstanding indebtedness under the revolving credit facility and to pay fees and expenses in connection with the transactions contemplated by the senior secured term loan. The Company terminated the revolving credit facility effective as of the closing of the senior secured term loan. The senior secured term loan bears interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 8.00% per annum. The principal amount of the senior secured term loan will be repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the senior secured term loan repayable on March 31, 2023. As of December 31, 2020, the total outstanding debt consists of the Company’s senior secured term loan, of which $30.6 million is classified as long-term debt and $3.5 million is classified as the current portion of long-term debt.

The senior secured term loan contains restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. The financial covenants include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the senior secured term loan as the number of all active customers on the Company’s internal account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter.

On August 10, 2020, the Company completed an underwritten public offering (the “offering”), pursuant to its universal shelf registration statement filed with the Securities and Exchange Commission on April 29, 2020, of 4,000,000 shares of the Company’s Class A common stock, resulting in $32.9 million of proceeds, net of underwriting discounts and commissions and offering costs. The net proceeds from the offering were subject to the mandatory prepayment provisions of the Company’s terminated revolving credit facility, and a portion of the proceeds was consequently used to make a repayment of $10.8 million of the borrowings outstanding under the revolving credit facility.

The Company is continuing to pursue its growth strategy to drive customer and revenue growth through product innovation alongside managing heightened demand resulting from the COVID-19 pandemic and our growth strategy. In light of the offering and the senior secured term loan in the second half of 2020, as well as improvements in the Company’s business from the execution of its growth strategy, the Company’s board of directors concluded its review of a broad range of strategic alternatives in October 2020, however the board of directors and the Company will continue to evaluate and look for opportunities to maximize stockholder value as part of regular strategic reviews. The Company’s ability, including the timing and extent, to successfully execute its growth strategy is inherently uncertain and is dependent on continued sufficiency of cash resources, and its ability to implement the initiatives and deliver the results as forecasted, among other factors. Due to this uncertainty, if the Company is unable to sufficiently deliver results from its growth strategy, manage liquidity and/or to cost effectively attract new customers and retain existing customers, the Company may not be able to maintain compliance with the minimum liquidity and minimum subscription count which may result in an event of default under the Company’s senior secured term loan. In the event the Company does not have sufficient cash resources upon an event of default, if the Company were unable to obtain a waiver or successfully renegotiate the terms of its senior secured term loan with its lenders, and the lenders enforced one or more of their rights upon default, the Company could be unable to meet its current obligations.

If the Company is unable to sufficiently execute its growth strategy, it believes it has plans to effectively manage liquidity and customer acquisition and retention in order to maintain compliance with its debt covenants. This includes potential significant expense reductions in areas identified by the Company in product, technology, general and administrative costs to achieve savings and reinvest in the business, which includes modifying and balancing its marketing investments, as needed, to maintain the minimum subscription covenant, while also maintaining sufficient cash to meet the aggregate minimum liquidity covenant.

A significant portion of the Company’s costs are discretionary in nature and, if needed, the Company has the ability to reduce or delay spending in order to reduce expenses and improve liquidity. The Company has previously demonstrated an ability to implement various cost reduction initiatives, including workforce reductions and other cost optimizing initiatives. As a result of these initiatives, the Company’s year-over-year product, technology, general and administrative expenses were reduced by approximately 5%, or $7.7 million, 25%, or $49.4 million, and 22%, or $53.6 million, respectively, for the years ended December 31, 2020, 2019, and 2018.

Based on the current facts and circumstances, the financial flexibility provided through the financing transactions discussed above, the Company’s financial planning process and its historical ability to implement cost reductions and adjust marketing strategies, the Company believes it is probable it can effectively manage liquidity and subscription count in order to maintain compliance with the financial covenants under its senior secured term loan for at least the next 12 months. As a result, the Company has concluded that, after consideration of management’s plans, it has sufficient liquidity to meet its obligations within one year after the issuance date of the Consolidated Financial Statements, and it does not have substantial doubt about its ability to continue as a going concern.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. Cash and cash equivalents are stated at cost plus accrued interest and consist of cash on hand, money market accounts, and amounts held by third party financial institutions for credit and debit card transactions. Cash and cash equivalents as of December 31, 2020 and 2019 was $44.1 million and $43.5 million, respectively, and consist of qualifying money market accounts and amounts due from third party institutions which generally settle within three business days, of $1.5 million and $6.4 million as of December 31, 2020 and 2019, respectively.

Accounts Receivable

Accounts receivable primarily represent amounts due from third parties that market the Company’s products and other trade receivables. Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts if applicable, are unsecured, and do not bear interest. The allowance for doubtful accounts was $0.1 million as of December 31, 2020 and 2019.

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

No individual customer accounted for 10% or more of the Company’s total Net revenue for the years ended December 31, 2020, 2019, and 2018. There are no significant concentration risks within the Company’s Accounts receivable as of December 31, 2020 and 2019.

For the years ended December 31, 2020, 2019, and 2018, an individual shipping carrier accounted for 13.7%, 14.9% and 11.7% of the Company’s total Cost of goods sold, excluding depreciation and amortization, respectively. No individual supplier accounted for 10% or more of total Accounts payable as of December 31, 2020 and 2019.

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

Leases

The Company categorizes lease agreements at their inception as either operating or capital leases. For operating leases, the Company recognizes rent expense on a straight-line basis over the term of the lease. For capital leases, the Company records a leased asset with a corresponding liability. Payments are recorded as reductions to the liability with an interest charge recorded based on the remaining liability. Sublease payments received by the Company are recorded as income against the associated rent expense.

The Company reviews leases for which it is involved in construction to determine if it is considered to be the owner for accounting purposes during the construction period. If the Company is determined to be the owner for accounting purposes, the Company follows build-to-suit accounting and capitalizes the fair value of the building and direct construction costs incurred along with a corresponding facility financing liability. At the end of the construction period, the Company assesses whether these arrangements qualify for sales recognition under sale-leaseback accounting guidance. If upon completion of construction, the arrangement does not meet the sale-leaseback criteria, the Company will continue to be considered the owner of the building for accounting purposes.

Property and Equipment, Net

Property and equipment, net, including leasehold improvements, are stated at cost and are depreciated using a straight-line method over the estimated useful lives of the related assets. The estimated useful lives are as follows:

Computer equipment	2 - 3 years
Capitalized software	2 years
Fulfillment equipment	5 - 7 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of expected useful life or lease term
Buildings	30 years

Capitalized Software Development Costs

The Company capitalizes qualifying internally-developed software development costs that are incurred during the application development stage, so long as management with the relevant authority authorizes the project, it is probable the project will be completed, and the software will be used to perform the function intended. Capitalized costs are amortized on a straight-line basis over their expected useful lives, which is approximately two years. Costs incurred for enhancements that are expected to result in additional significant functionality are capitalized and amortized over the estimated useful life of the enhancement. Costs related to preliminary project activities and post-implementation operation activities, including training and maintenance, are expensed as incurred. Capitalized software development costs net of accumulated amortization are included as a component of Property and equipment, net in the accompanying Consolidated Balance Sheets.

Recoverability of Long-Lived Assets

Long-lived assets consist of the Company’s property and equipment and capitalized software development costs. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. Recoverability is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value.

For the year ended December 31, 2020, the Company recorded impairment charges of $7.6 million in Other operating expense on long-lived assets related to its Arlington fulfillment center. For the year ended December 31, 2019, the Company recorded impairment charges of $1.3 million in Other operating expense on long-lived assets primarily related to the reprioritization of initiatives to support its growth strategy. For the year ended December 31, 2018, there were no impairments of long-lived assets.

Fair Value Estimates

The fair value of financial instruments and non-financial instruments is determined based on assumptions that market participants would use when pricing an asset or liability at the balance sheet date. Certain assets are categorized based on the following fair value hierarchy of market participant assumptions:

●	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.
●	Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
●	Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value of the asset or liability and supported by little or no market activity.

The Company uses observable market data when available, and minimizes the use of unobservable inputs when determining fair value.

Cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued liabilities are stated at carrying amounts as reported in the Consolidated Financial Statements, which approximates fair value due to their short-term nature. The fair value of the long-term debt approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company.

Revenue Recognition

The Company primarily generates revenue from the sale of its products to customers, including meals, wine, and kitchen tools. For the years ended December 31, 2020, 2019, and 2018, the Company derived substantially all of its Net revenue from sales of its meals.

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

The Company deducts promotional discounts, actual customer credits and refunds as well as credits and refunds expected to be issued to determine Net revenue. Customers who receive a damaged meal or wine order or are dissatisfied with an order and contact the Company within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at the Company's sole discretion. Credits only remain available for customers who maintain a valid account with the Company. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund. The Company estimates and records expected credits and refunds based on prior history, recent trends, and projections for credits and refunds on sales in the current period. Reserves for credits and refunds are included within Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

The Company has two types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased, which are included in Deferred revenue on the Consolidated Balance Sheets, and are recognized as revenue upon transfer of control of its products, and (ii) unredeemed gift cards and other prepaid orders, which are included in Deferred revenue on the Consolidated Balance Sheets, and are recognized as revenue when gift cards are redeemed and the products are delivered. Certain gift cards are not expected to be redeemed, also known as breakage, and are recognized as revenue over the expected redemption period, subject to requirements to remit balances to governmental agencies.

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $6.3 million and $6.1 million as of December 31, 2020 and December 31, 2019, respectively. During the year ended December 31, 2020, the Company recognized $5.7 million to Net revenue from the Deferred revenue at December 31, 2019.

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

Advertising Costs

Advertising costs are charged to Marketing expense in the accompanying Consolidated Statements of Operations. Advertising costs were $45.1 million, $41.4 million, and $97.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company recognizes advertising costs the first time the advertising takes place. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were $1.5 million and $0.0 million as of December 31, 2020 and 2019, respectively, and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets.

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of the Company’s products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of the Company’s platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities costs such as occupancy and rent costs for the Company’s corporate offices and fulfillment centers; and payment processing fees, professional fees, and other general corporate and administrative costs.

Share-Based Compensation

The Company recognizes share-based compensation for share-based awards, including stock options and restricted stock units, based on the estimated fair value of the awards on a straight-line basis over the period in which the employee is required to provide services, generally up to four years. The Company estimates the fair value of stock options on the grant date generally using the Black-Scholes option-pricing model. The fair value of restricted stock units is determined based on the closing price of the Company’s Class A common stock on the New York Stock Exchange on the grant date. Upon adoption of ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as of January 1, 2018, the Company recognizes forfeitures as they occur.

Other Operating Expense

Other operating expense consists of a non-cash gain, net of a termination fee, on the Fairfield lease termination, impairment losses on long-lived assets, charges for estimated legal settlements, and restructuring costs.

Interest Income (Expense), Net

Interest income and expense consists primarily of interest expense associated with the senior secured term loan and terminated revolving credit facility, capital lease financings, and build-to-suit lease financing offset by interest income on cash and cash equivalents.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In evaluating the ability to recover deferred tax assets in the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including historical operating results, ongoing tax planning, and forecasts of future taxable income. Based on the Company’s historical operating losses, the Company has recorded a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until December 31, 2022 (the last day of the fiscal year following the fifth anniversary of the IPO), or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non-affiliates, or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.

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

3. Inventories, Net

Inventories, net consist of the following:

	December 31,
	2020	2019

	(In thousands)
Fulfillment	$3,366	$2,741
Product	14,819	22,365
Inventories, net	$18,185	$25,106

Product inventory primarily consists of bulk and prepped food, containers, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2020	2019

	(In thousands)
Insurance proceeds receivable	$11,250	$—
Prepaid insurance	7,092	$5,755
Other current assets	5,309	3,109
Prepaid expenses and other current assets	$23,651	$8,864

Estimated insurance proceeds recoveries related to an accrued legal settlement in Accrued expenses and other current liabilities are reflected as assets in the Consolidated Balance Sheets when it is determined that the recovery of such amounts is probable, and the amount can be reasonably determined. See Note 10 for further discussion of the insurance proceeds receivable.

5. Restricted Cash

Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases, and as of December 31, 2019, cash held in escrow related to a pending legal judgment that was returned to the Company in the second quarter of 2020 following final resolution of the case.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the accompanying Consolidated Statements of Cash Flows:

	December 31,
	2020	2019	2018	2017

	(in thousands)
Cash and cash equivalents	$44,122	$43,531	$95,615	$228,514
Restricted cash included in Prepaid expenses and other current assets	610	—	—	—
Restricted cash included in Other noncurrent assets	1,110	2,912	1,692	2,371
Total cash, cash equivalents, and restricted cash	$45,842	$46,443	$97,307	$230,885

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2020	2019

	(In thousands)
Computer equipment	$11,110	$11,453
Capitalized software	21,318	18,516
Fulfillment equipment	51,096	54,059
Furniture and fixtures	3,408	3,725
Leasehold improvements	32,969	41,735
Buildings(1)	114,877	148,507
Construction in process(2)	1,442	1,803
Property and equipment, gross	236,220	279,798
Less: accumulated depreciation and amortization	(111,012)	(97,992)
Property and equipment, net	$125,208	$181,806
(1)	Buildings includes build-to-suit lease financings where the Company is considered the owner for accounting purposes including $31.3 million as of December 31, 2020 related to Linden, New Jersey and $62.1 million as of December 31, 2019 related to Linden, New Jersey, and Fairfield, California. Buildings also includes costs incurred directly by the Company relating to these arrangements of $80.8 million and $82.3 million as of December 31, 2020 and 2019, respectively.
(2)	Construction in process includes all costs capitalized related to projects that have not yet been placed in service.

Depreciation and amortization related to the Company’s Property and equipment, net for the years ended December 31, 2020, 2019, and 2018 was $24.5 million, $31.2 million, and $34.5 million, respectively.

The Company capitalized the cost of interest for construction projects related to build-to-suit lease financings based on the applicable capitalization rate for the project. Capitalized interest was $2.8 million and $4.2 million as of December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, total equipment financed under capital leases was $0.7 million and $1.2 million, respectively, with related accumulated depreciation of $0.6 million and $0.9 million, respectively. For the years ended December 31, 2020, 2019, and 2018 depreciation expense related to property and equipment under capital leases was $0.1 million, $0.2 million, and $0.2 million, respectively.

For the years ended December 31, 2020, 2019, and 2018 the Company capitalized software development costs of $2.1 million, $3.1 million, and $7.1 million including share-based compensation of $0.3 million, $0.4 million, and $1.1 million, respectively. As of December 31, 2020 and 2019, the net book value of capitalized software development costs was $3.9 million and $4.3 million, respectively. Amortization expense for capitalized software development costs recognized in Depreciation and amortization in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018 was $3.6 million, $5.5 million and $4.9 million, respectively.

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

The Company concluded that this change in operations represents a triggering event with respect to its long-lived assets at the Arlington fulfillment center and therefore performed an impairment test in accordance with Accounting Standards Codification (“ASC 360”), Property, Plant, and Equipment. The carrying amount of the Company’s long-lived assets at the Arlington fulfillment center was $11.7 million and the fair value was $4.1 million as of the impairment date, resulting in an impairment of $7.6 million, primarily consisting of leasehold improvements and equipment, recorded in Other operating expense during the year ended December 31, 2020. The fair value was primarily determined based on estimated market prices of the assets and represented a Level 3 valuation in the fair value hierarchy.

In May 2020, the transition of production volume to the Linden and Richmond fulfillment centers was completed, with the Company’s Arlington fulfillment center equipment primarily having been relocated to the Company’s other fulfillment centers. In November 2020, the Company announced a plan to temporarily reopen our fulfillment center in Arlington, Texas beginning in January 2021. The temporary reopening of its Arlington fulfillment center is designed to allow the Company to focus on utilizing existing assets to help address some of the capacity constraints the Company has experienced during the COVID-19 pandemic in order to supplement labor while the Company continues to implement operating efficiencies at its other fulfillment centers. See Note 16 for further discussion of the temporary reopening.

In September 2019, the Company recorded impairment charges of $1.3 million, primarily related to abandoned capital projects due to the reprioritization of initiatives to support its growth strategy.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2020	2019

	(In thousands)
Accrued compensation	$17,189	$11,967
Accrued credits and refunds reserve	1,547	1,208
Accrued legal settlements	12,250	2,080
Accrued marketing expenses	2,006	5,268
Accrued shipping expenses	2,060	2,034
Other current liabilities	6,580	7,809
Accrued expenses and other current liabilities	$41,632	$30,366

Accrued legal settlements reflect contingencies for which the Company has concluded the loss is probable and reasonably estimable. The Company determined that insurance recovery was probable related to $11.3 million of a legal settlement and recognized the full recovery amount in Prepaid expenses and other current assets. See Note 10 for further discussion of the accrued legal settlements.

8. Deferred Revenue

Deferred revenue consists of the following:

	December 31,
	2020	2019

	(In thousands)
Cash received prior to fulfillment	$1,550	$3,205
Gift cards, prepaid orders, and other	4,719	2,915
Deferred revenue	$6,269	$6,120

9. Debt

In August 2016, the Company entered into the revolving credit facility with a maximum amount available to borrow of $150.0 million. The borrower under the revolving credit facility was the Company’s wholly-owned subsidiary, Blue Apron, LLC. Between 2017 and 2020, the Company amended and refinanced the revolving credit facility to, among other things, reduce the aggregate lender commitments to $55.0 million and extend the final maturity date to August 26, 2021. Following the August 2020 offering, the Company repaid $10.8 million of indebtedness in accordance with the mandatory prepayment provisions of the revolving credit facility. See Note 2 for further discussion of the offering.

On October 16, 2020 (the “effective date”), the Company entered into a financing agreement which provides for a senior secured term loan in the aggregate principal amount of $35.0 million. The proceeds of the senior secured term loan were used, together with cash on hand, to repay in full the outstanding indebtedness of $43.8 million under the revolving credit facility, and to pay fees and expenses in connection with the transactions contemplated by the senior secured term loan. The Company terminated the revolving credit facility effective as of the closing of the senior secured term loan.

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

As of December 31, 2020, the remaining principal repayments required under the senior secured term loan are as follows:

(In thousands)
Fiscal year ended December 31, 2021	$3,500
Fiscal year ended December 31, 2022	3,500
Fiscal year ended December 31, 2023	27,125
$34,125

In connection with the senior secured term loan, the Company incurred and capitalized $2.1 million in deferred financing costs in Long-term debt, which are being amortized using the effective interest method over the remaining term. The following table summarizes the presentation of the Company’s debt balances in the Consolidated Balance Sheets as of the dates indicated below:

	Year Ended December 31,
	2020	2019

	(In thousands)
Revolving credit facility	$—	$54,678
Senior secured term loan	34,125	—
Deferred financing costs, net	(1,878)	(1,214)
Total debt outstanding	32,247	53,464
Less: current portion of long-term debt	3,500	—
Long-term debt	$28,747	$53,464

The borrower under the senior secured term loan is the Company’s wholly-owned subsidiary, Blue Apron, LLC. The obligations under the senior secured term loan are guaranteed by Blue Apron Holdings, Inc. and its subsidiaries other than the borrower, and secured by substantially all of the assets of the borrower and the guarantors. The senior secured term loan contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. The Company will be required to make mandatory prepayments under certain circumstances, and will have the option to make prepayments under the senior secured term loan subject to certain prepayment premiums through the first anniversary of the effective date. The financial covenants include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the senior secured term loan as the number of all active customers on the Company’s account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter.

Non-compliance with the covenants under the senior secured term loan would result in an event of default upon which the lender could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. As of December 31, 2020, the Company was in compliance with all of the covenants under the senior secured term loan.

Facility Financing Obligation

As of December 31, 2020, the Company had a facility financing obligation of $36.0 million related to the leased facility in Linden under the build-to-suit accounting guidance. As of December 31, 2019, the Company had a facility financing obligation of $71.7 million related to leased facilities in Linden and Fairfield under the build-to-suit accounting guidance. See Note 10 for further discussion of the Fairfield lease termination.

10. Commitments and Contingencies

Lease and Other Commitments

The Company leases fulfillment centers and office space under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs, and insurance, and contain renewal and escalation clauses. The Company recognizes rent expense under these arrangements on a straight-line basis over the term of the lease. As of December 31, 2020 and 2019, deferred rent amounted to $2.2 million and $4.8 million, respectively, included in Other noncurrent liabilities and $1.5 million and $1.1 million, respectively, included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

In addition, the Company leases certain equipment under capital lease arrangements that expire at various dates through 2023.

The Company has entered into agreements to sublease portions of its corporate offices and fulfillment centers. The subleases continue through the duration of the Company’s existing leases for each location and entitle the Company to future minimum sublease payments of approximately $7.4 million as of December 31, 2020.

In March 2016, the Company signed a lease for a fulfillment center in Linden and in August 2016 the Company signed a lease for a fulfillment center in Fairfield, which expire in 2026 and 2028, respectively. As a result of the nature of the Company’s involvement in the construction of these leased fulfillment centers, the Company is considered to be the owner during the construction period for accounting purposes. The Company follows build-to-suit lease accounting for these arrangements and capitalized the fair value of the buildings and direct construction costs incurred along with a corresponding facility financing liability. At the end of the construction period, the Company assessed whether these arrangements qualify for sales recognition under sale-leaseback accounting guidance. Upon substantial completion of the construction phase of the new facilities in New Jersey and California in June 2017 and December 2017, respectively, the Company performed a sale-leaseback analysis pursuant to Accounting Standards Codification (“ASC”) 840 – Leases, to determine the appropriateness of removing the previously capitalized assets from the Consolidated Balance Sheets. The Company concluded that components of “continuing involvement” were evident as a result of this analysis, thereby failing the sale-leaseback tests which precludes the derecognition of the related assets from the Consolidated Balance Sheets. In conjunction with the leases, the Company also recorded a facility financing obligation equal to the fair market value of the assets received from the landlords. At the end of the lease terms, including exercise of any renewal options, the difference between the remaining facility financing obligation and the net carrying value of the fixed assets will be recognized as a non-cash gain or loss on sale of the properties. The Company does not report rent expense for the leases. Rather, rental payments under the leases are recognized as a reduction of the financing obligation and interest expense and the associated assets capitalized throughout the construction projects are depreciated over the determined useful life.

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

As of December 31, 2020, the aggregate future non-cancelable minimum lease payments consist of the following:

	Capital	Build-to-Suit	Operating
Years Ended December 31:	Leases	Leases	Leases

	(In thousands)
2021	$55	$2,479	$10,461
2022	25	2,528	6,474
2023	4	2,579	5,236
2024	—	2,631	4,754
2025	—	2,683	1,777
Thereafter	—	1,812	1,154
	$84	$14,712	$29,856
Less: amount representing interest and taxes	(4)
Lease obligations net of interest and taxes	80
Less: current portion of capital lease obligations	(53)
Noncurrent portion of capital lease obligations	$27

Rent expense was $7.1 million, $9.0 million and $10.3 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is recognized in Product, technology, general, and administrative expenses in the Consolidated Statements of Operations.

As of December 31, 2020, 2019, and 2018, the current portion of the Company’s capital lease obligations is a component of Accrued expenses and other current liabilities on the Consolidated Balance Sheets and the noncurrent portion of the Company’s capital lease obligations is a component of Other noncurrent liabilities on the Consolidated Balance Sheets.

Letters of Credit

As of December 31, 2020 and 2019, the Company had $1.6 million and $2.2 million, respectively, in letters of credit issued. The letters of credit serve as security primarily for fulfillment centers and office space leases entered into by the Company. As of December 31, 2020 and 2019, the letters of credit were collateralized by noncurrent restricted cash of $1.1 million and $1.9 million, respectively, and current restricted cash of $0.5 million and $0.0 million, respectively. As of December 31, 2020 and 2019, the beneficiaries of the letters of credit had not drawn upon any of the letters of credit.

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

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s IPO. The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop. Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018. Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018. On April 22, 2020, the Court entered an order (i) denying the motion to dismiss insofar as Plaintiffs’ allegations pertained to certain of the disclosures in the registration statement and prospectus claimed by plaintiff, and (ii) narrowing the factual issues in the case. On August 11, 2020, the parties held a mediation after which they entered into a memorandum of understanding on August 14, 2020 regarding a proposed settlement. Discovery has been stayed since August 14, 2020. The Company entered into a stipulation and agreement of settlement to resolve the class action litigation on October 28, 2020, which was subsequently amended on November 12, 2020. Under the terms of the settlement, a payment of $13.3 million is to be made by the Company and/or its insurers in exchange for the release of claims against the defendants and other released parties by the lead plaintiff and all settlement class members and for the dismissal of the action with prejudice. The court granted preliminary approval of the settlement on February 1, 2021 and the Company will pay approximately $1.0 million of the settlement amount into escrow no later than March 3, 2021, with the remaining $12.3 million balance of the settlement to be funded by the Company’s insurers. The Company’s contribution to the settlement represents the portion of its insurance retention amount, less the $1.0 million which had been paid by the Company as of December 31, 2020 to cover legal fees relating to this case and the related cases described below, as well as the settlement of the state court action described below. The court has scheduled a hearing for the final approval of settlement for May 10, 2021. If the court does not grant final approval of the settlement, the cases will continue. The Company is also subject to a putative class action lawsuit alleging federal securities law violations in connection with the IPO, which is substantially similar to the above-referenced federal court action. The action is currently pending in the New York Supreme Court. The Company was subject to another state court action that was originally filed in the New York Supreme Court, but was voluntarily dismissed by plaintiffs of September 15, 2020 and subsequently re-filed in the U.S. District Court for the Eastern District of New York on October 2, 2020. On December 2, 2020, the Company settled this lawsuit, which did not have a material impact on the Company’s Consolidated Financial Statements. The Company is unable to provide any assurances as to the ultimate outcome of any of these lawsuits or that an adverse resolution of any of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In June 2020, certain of the Company’s current and former officers and directors were named as defendants in a shareholder derivative action filed in the Eastern District of New York, captioned Jeffrey Peters v. Matthew B. Salzberg, et al., 1:20-cv-02627. The complaint seeks contribution from the officer and director defendants for any damages that the Company may incur as a result of the above-referenced class action lawsuit, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws. On September 11, 2020, this case was stayed pending resolution of the federal securities case. The Company is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company is subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center. The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law. Plaintiffs’ counsel filed a separate class action lawsuit alleging largely the same claims, but covering a longer period, which is now pending in the United States District Court for the Northern District of California. A mediation was held on November 20, 2019, at which time the cases were not resolved. On December 16, 2019, Plaintiff filed a motion for class certification in federal court. On December 18, 2019, the parties entered into a memorandum of understanding which, if finalized and approved by the court, will resolve both actions in their entirety. The parties finalized a settlement agreement on March 2, 2020 and the court has vacated all other deadlines in the class-action case, including the due date for the Company’s opposition to the motion for class certification. On July 6, 2020, the court granted preliminary approval of the final settlement agreement. A hearing for final approval was held on November 19, 2020 and the court granted final approval of the settlement agreement on that day. The Company paid approximately $2.0 million under the settlement agreement on December 9, 2020.

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

11. Common Stock

Blue Apron Holdings, Inc., was incorporated in Delaware in December 2016 to enable Blue Apron, Inc. to implement a holding company organizational structure, effected by a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware. The Company refers to this transaction as its “Corporate Reorganization.” In December 2016, immediately after the merger, Blue Apron, Inc. converted into Blue Apron, LLC, a Delaware limited liability company.

In connection with the Corporate Reorganization, Blue Apron Holdings, Inc. assumed the 2012 Equity Incentive Plan, as previously amended, and then amended and restated the plan in its entirety. The Company refers to the Restated Blue Apron, Inc. 2012 Equity Incentive Plan, as so amended and restated, as the Blue Apron Holdings, Inc. 2012 Equity Incentive Plan, or the 2012 Equity Incentive Plan, as discussed in Note 12.

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

In June 2018, the Company settled 686 shares of Class A common stock that were previously held back as security for potential claims for indemnification, related to its acquisition of certain assets of BN Ranch, LLC, in May 2017.

In connection with the IPO, the Company’s board of directors adopted the 2017 Equity Incentive Plan as discussed in Note 12.

12. Share-based Compensation

The Company recognized share-based compensation for share-based awards in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general and administrative expenses as follows:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$98	$193	$1,108
Product, technology, general and administrative	8,359	8,777	15,212
Total share-based compensation	$8,457	$8,970	$16,320

Determination of Fair Value

The fair value of each stock option granted under the 2012 Equity Incentive Plan and the 2017 Equity Incentive Plan, except for a portion of the performance stock options as discussed below, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	—	—	6.00
Risk-free interest rate	—%	—%	2.71%
Expected volatility	—%	—%	51.34%
Dividend rate	—	—	—

The Company determined the assumptions for the Black-Scholes option-pricing model as discussed below. Each of these inputs is subjective and generally requires significant judgment to determine. The Company did not grant any options for the years ended December 31, 2020 and 2019.

Expected Term — The expected term represents the period that the share-based awards are expected to be outstanding. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term.

Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury constant maturity notes with terms approximately equal to the share-based awards’ expected term.

Expected Volatility — Prior to the Company’s IPO in July 2017, the Company did not have a trading history of its common stock. The expected volatility was derived from the average historical stock volatilities of several public companies within the Company’s industry that the Company considered to be comparable to the business over a period equivalent to the expected term of the share-based awards. Since the IPO, the trading history of common stock is not yet commensurate with the expected term of the share-based awards. The expected volatility has been derived using a combination of the Company’s historical stock volatility, and the historical stock volatilities of several public companies within the Company’s industry that the Company considers to be comparable to the business over a period equivalent to the expected term of the share-based awards.

Dividend Rate — The expected dividend is zero as the Company has not paid and does not anticipate paying any dividends in the foreseeable future.

Upon adoption of ASU 2016-09 as of January 1, 2018, the Company recognizes stock compensation expense with forfeitures recognized as they occur.

Performance Stock Awards

In 2020, the Company did not grant any performance stock units.

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

In 2018, the Company granted performance stock options to purchase 156,125 shares of its Class A common stock with a weighted-average exercise price of $44.55 to certain employees, including the Company’s executive officers. Such options are subject to vesting conditions that are tied to the achievement of certain stock price targets through June 30, 2020 and financial targets through December 31, 2019. A portion of the financial target options would have, subject to certain conditions, accelerated in connection with a change in control event based on the time that has elapsed from the commencement of the applicable measurement period through the date of such change in control. As of June 30, 2020, the stock price targets were not achieved and the awards were forfeited, and as of December 31, 2019, the financial targets were not achieved and the awards were forfeited.

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

In connection with the Corporate Reorganization as discussed in Note 11, Blue Apron Holdings, Inc. assumed Blue Apron, Inc.’s Restated 2012 Equity Incentive Plan, as previously amended, and then amended and restated the plan in its entirety. Following the assumption of the 2012 Equity Incentive Plan, outstanding options to purchase Blue Apron, Inc.’s common stock were automatically converted into options to purchase an equal number of shares of Class B common stock of Blue Apron Holdings, Inc. with no change in the applicable exercise price, vesting schedule, or term. Upon completion of the Corporate Reorganization and adoption of the 2017 Equity Incentive Plan, 3,177,114 shares of Class A and Class B common stock were reserved for issuance. Following the adoption and effectiveness of the 2017 Equity Incentive Plan, no additional awards have been granted under the 2012 Equity Incentive Plan.

As of December 31, 2020, 2019 and 2018, 1,369,567, 1,305,944 and 1,820,882 shares of Class A common stock remained available for future grants under the 2017 Equity Plan. Under the 2017 Equity incentive plan an annual increase to the number of shares of Class A common stock issuable is added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including the fiscal year ending December 31, 2027. The increase is equal to the lesser of 666,667 shares of Class A common stock, 5% of the outstanding shares of Class A common stock, Class B common stock, and Class C capital stock, and an amount determined by the Board of Directors.

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

Restricted Stock Units

The following table summarizes outstanding restricted stock units, which were granted under the 2017 Equity Incentive Plan:

	Number	Weighted-Average
	of	Grant Date
	Shares	Fair Value
Unvested — December 31, 2019	1,609,913	$15.37
Granted	1,111,745	6.17
Vested	(569,272)	15.16
Forfeited / canceled	(458,187)	14.46
Unvested — December 31, 2020	1,694,199	$9.65

For the years ended December 31, 2020, 2019, and 2018, 569,272, 291,885, and 173,408 shares of restricted stock units vested and were released to employees under the 2017 Equity Incentive Plan. These shares primarily vest over a period of four years. Compensation expense related to the restricted stock units is recognized using the grant date fair value recognized evenly over the service period.

As of December 31, 2020 and 2019, the unrecognized share-based compensation related to unvested restricted stock units was $16.2 million and $22.5 million, respectively. As of December 31, 2020 and 2019, these costs are expected to be recognized over a weighted-average period of 2.79 and 3.27 years, respectively.

Stock Options

The following table summarizes outstanding options, which were granted under the 2012 Equity Incentive Plan and 2017 Equity Incentive Plan:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
	Number	Average	Remaining	Value of
	of	Exercise	Contractual	Outstanding
	Options	Price	Term	Options
			(Years)	(In thousands)
Outstanding — December 31, 2019	214,359	$68.06	2.73	$6
Granted	—	-
Exercised	(25,999)	18.75
Forfeited / canceled	(128,424)	62.65
Outstanding — December 31, 2020	59,936	$100.96	4.43	$-
Exercisable — December 31, 2020	59,132	$100.15	4.41	$-

The weighted-average grant date fair value of options granted for the years ended December 31, 2020, 2019, and 2018 was $0.00, $0.00, and $14.70, respectively. The total intrinsic value of options exercised was $0.0 million,

$0.5 million and $0.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. The total grant date fair value of options vested for the years ended December 31, 2020, 2019, and 2018 was $1.0 million, $4.0 million and $6.4 million, respectively. For the years ended December 31, 2020, 2019, and 2018, the Company received $0.5 million, $0.1 million, and $0.3 million, respectively, from the exercise of share options granted under share-based payment arrangements. There was no tax benefit realized from stock options exercised during these periods.

As of December 31, 2020 and 2019, total unrecognized share-based compensation related to unvested options was $0.0 million and $1.0 million, respectively. As of December 31, 2020 and 2019, the weighted-average recognition period was 0.18 years and 1.01 years, respectively.

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

13. Earnings per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding common stock options, restricted shares, and restricted stock units. For periods in which the Company has reported net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The rights, including the liquidation and dividend rights, of the Class A, Class B, and Class C common stock are substantially the same, other than voting rights. For the years ended December 31, 2020, 2019, and 2018, the Company did not have any outstanding shares of Class C common stock.

On June 13, 2019, the board of directors of the Company approved a reverse stock split (the “Reverse Stock Split”) of the Company’s Class A Common Stock and Class B Common Stock at a ratio of 1-for-15 shares, which Reverse Stock Split became effective on June 14, 2019. Accordingly, all prior period common share, equity award, and per share amounts were adjusted to reflect the Reverse Stock Split.

	Year Ended December 31,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B
(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(34,453)	$(11,701)	$(31,930)	$(29,151)	$(40,135)	$(82,014)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	11,270,830	3,827,953	6,842,752	6,247,156	4,220,617	8,624,644
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	11,270,830	3,827,953	6,842,752	6,247,156	4,220,617	8,624,644

Net income (loss) per share attributable to common stockholders—basic (1)	$(3.06)	$(3.06)	$(4.67)	$(4.67)	$(9.51)	$(9.51)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(3.06)	$(3.06)	$(4.67)	$(4.67)	$(9.51)	$(9.51)
(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been anti-dilutive:

	Year Ended December 31,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B
Stock options	3,923	123,817	65,022	254,138	107,460	474,508
Restricted shares	—	—	—	450	—	1,453
Restricted stock units	1,688,527	—	1,159,923	—	714,829	—
Total anti-dilutive securities	1,692,450	123,817	1,224,945	254,588	822,289	475,961

14. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Current provisions for income taxes:
Federal	$—	$—	$—
State	42	42	88
Total current	42	42	88
Deferred tax benefit:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Provision for income taxes	$42	$42	$88

A reconciliation of the provisions (benefits) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is shown as follows:

	Year Ended December 31,
	2020	2019	2018
Tax at statutory federal rate	21.00%	21.00%	21.00%
State tax — net of federal benefit	(0.05)%	(0.09)%	(0.09)%
Change in valuation allowance	(11.10)%	(17.26)%	(20.29)%
Share-based compensation	(3.41)%	(3.47)%	(0.47)%
Charitable contributions	(6.20)%	(0.65)%	—%
Other	(0.33)%	0.40%	(0.22)%
Provision for income taxes	(0.09)%	(0.07)%	(0.07)%

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2020	2019

	(In thousands)
Deferred tax assets:
Tax attribute carryforwards	$109,246	$102,827
Build-to-suit deferred tax assets	9,210	15,961
Inventories	2,338	3,652
Share-based compensation	500	3,182
Accruals, reserves, and other	12,105	8,324
Gross deferred tax assets	133,399	133,946
Deferred tax liabilities:
Build-to-suit deferred tax liabilities	7,392	13,616
Gross deferred tax liabilities	7,392	13,616

Valuation allowance	126,007	120,330
Net deferred taxes	$—	$—

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Each reporting period the Company assesses the recoverability of its deferred tax assets and are required to establish a valuation allowance for any portion of the assets that the Company concludes is not more likely than not realizable. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a valuation allowance of $126.0 million and $120.3 million against the net U.S. deferred tax assets as of December 31, 2020 and 2019, respectively. The valuation allowance increased by $5.7 million during 2020, which was primarily a result of additional losses generated, partially offset by the expiration of certain charitable contribution carryforwards.

As of December 31, 2020, the Company had U.S. federal and state net operating loss carryforwards of $397.5 million and $153.2 million, respectively. Of the $397.5 million of federal net operating loss carryforwards, $221.5 million was generated before January 1, 2018, and is subject to a 20-year carryforward period. The remaining $176.0 million can be carried forward indefinitely, but is subject to an 80% taxable income limitation in any future taxable year. The pre-2018 federal and all state net operating loss carryforwards will begin to expire in 2032 and 2033, respectively, if not utilized.

The Company’s tax attributes may be limited by the ownership provisions of Section 382 of the Internal Revenue Code. As a result, if the Company experienced an “ownership change” during any three-year period, its use of these tax attributes may be limited. The Company has not performed a detailed analysis to determine if an ownership change has occurred.

Uncertain Tax Positions

As of December 31, 2020 and 2019, the Company did not have any gross unrecognized tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the provision for income tax.

The activity related to the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Gross unrecognized tax benefits—beginning balance	$—	$1,367	$1,554
Increases related to tax positions taken in prior years	—	—	977
Decreases related to tax positions taken in prior years	—	—	(377)
Decreases related to settlements	—	(1,174)	(787)
Decrease related to lapse of statute of limitations	—	(193)	—
Gross unrecognized tax benefits—ending balance	$—	$—	$1,367

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The Company’s tax years from 2012 (inception) are subject to examination by the United States and state authorities due to the carry forward of unutilized net operating losses.

15. Fair Value Measurements

Financial Instruments

The fair value of financial instruments is determined based on assumptions that market participants would use when pricing an asset or liability at the balance sheet date. The Company uses observable market data when available, and minimizes the use of unobservable inputs when determining fair value.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, respectively, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial Assets:
Money market accounts	$42,408	$—	$—	$42,408
Total financial assets	$42,408	$—	$—	$42,408

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial Assets:
Money market accounts	$36,846	$—	$—	$36,846
Total financial assets	$36,846	$—	$—	$36,846

As of December 31, 2020 and 2019, the Company had $42.4 million and $36.8 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.

As of December 31, 2020 and 2019, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

Non-Financial Assets

Certain non-financial assets, such as long-lived assets, are only recorded at fair value if an impairment loss is recognized. Impairment losses recognized for the years ended December 31, 2020, 2019, and 2018 were $7.6 million, $1.3 million, and $0.0 million, respectively. The following tables present non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses recorded during the years ended December 31, 2020, 2019, and 2018 on those assets. Non-recurring fair value measurements for the years ended December 31, 2020, 2019, and 2018 included the following:

	Year Ended December 31, 2020
	Carrying value before impairment	Fair value (Level 3)	Impairment Loss
Non-financial assets (in thousands)
Long-lived assets	$11,658	$4,073	$7,585

	Year Ended December 31, 2019
	Carrying value before impairment	Fair value (Level 3)	Impairment Loss
Non-financial assets (in thousands)
Long-lived assets	$1,514	$253	$1,261

Year Ended December 31, 2018
	Carrying value before impairment	Fair value (Level 3)	Impairment Loss
Non-financial assets (in thousands)
Long-lived assets	$—	$—	$—

See Note 6 for further discussion on the long-lived assets’ impairment losses.

16. Restructuring Costs

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

In November 2020, the Company announced a plan to temporarily reopen its fulfillment center in Arlington, Texas beginning in January 2021. This temporary reopening is designed to allow the Company to focus on utilizing existing assets to help address some of the capacity constraints the Company has experienced during the COVID-19 pandemic in order to supplement labor while it continues to implement operating efficiencies at its other fulfillment centers.

The following table summarizes the activity for the restructuring charges discussed above and the related liabilities recorded in Accounts payable and Accrued expenses and other current liabilities:

	Employee-Related Costs	Other Exit Costs	Total

	(In thousands)
Balance — December 31, 2019	$—	$—	$—
Charges	600	441	1,041
Cash payments	(350)	(441)	(791)
Other	(250)	—	(250)
Balance — December 31, 2020	$—	$—	$—

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

Schedule II: Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charges to Costs and Expenses	Other	Reductions	Balance at End of Period

	(In thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal year ended December 31, 2020	$120,330	$-	$5,677	$-	$126,007
Fiscal year ended December 31, 2019	$109,774	$-	$10,556	$-	$120,330
Fiscal year ended December 31, 2018	$81,252	$-	$28,522	$-	$109,774

Inventory Valuation Reserve:
Fiscal year ended December 31, 2020	$1,474	$441	$-	$(1,585)	$330
Fiscal year ended December 31, 2019	$1,565	$1,708	$-	$(1,799)	$1,474
Fiscal year ended December 31, 2018	$3,057	$3,241	$-	$(4,733)	$1,565

Credits and Refunds Reserve:
Fiscal year ended December 31, 2020	$1,172	$18,797	$-	$(18,447)	$1,522
Fiscal year ended December 31, 2019	$1,094	$13,466	$-	$(13,388)	$1,172
Fiscal year ended December 31, 2018	$1,003	$25,213	$-	$(25,123)	$1,094