Form 10-Q
period 2021-03-31
Blue Apron Holdings, Inc.
filed 2021-05-06
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	14,657,259 shares outstanding as of March 31, 2021
Class B Common Stock, $0.0001 par value	3,393,791 shares outstanding as of March 31, 2021
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of March 31, 2021

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

●	our ability, including the timing and extent, to sufficiently manage costs and to fund investments in our operations from cash from operations and additional equity and/or debt financings in amounts necessary to maintain compliance with financial and other covenants under our indebtedness while continuing to support the execution of our growth strategy;
●	our expectations regarding our expenses and net revenue and our ability to grow adjusted EBITDA and to achieve or maintain profitability;
●	our ability, including the timing and extent, to successfully execute our growth strategy, cost-effectively attract new customers and retain existing customers, including our ability to sustain any increase in demand resulting from both our growth strategy and the COVID-19 (coronavirus) pandemic, and our ability to continue to expand our direct-to-consumer product offerings, and to continue to benefit from the implementation of operational efficiency practices;
●	changes in consumer behaviors that could lead to declines in demand, both as the COVID-19 pandemic’s impact on consumer behavior tapers, particularly as a result of fewer restrictions on dining options, and as COVID-19 vaccines become widely available in the United States, and/or if consumer spending habits are negatively impacted by worsening economic conditions;
●	our ability to attract and retain qualified employees and key personnel in sufficient numbers;
●	our ability to effectively compete;
●	our ability to maintain and grow the value of our brand and reputation;
●	any material and adverse impact of the COVID-19 pandemic on our operations and results, including as a result of our inability to meet demand due to insufficient labor, whether as a result of heightened absenteeism or challenges in recruiting and retention or otherwise, prolonged closures, or series of temporary closures, of one or more fulfillment centers, or supply chain or carrier interruptions or delays;
●	our expectations regarding, and the stability of, our supply chain, including potential shortages or interruptions in the supply or delivery of ingredients, as a result of COVID-19 or otherwise;

●	our ability to maintain food safety and prevent food-borne illness incidents and our susceptibility to supplier-initiated recalls;
●	general changes in consumer tastes and preferences or in consumer spending;
●	our ability to comply with modified or new laws and regulations applying to our business;
●	our vulnerability to adverse weather conditions, natural disasters, and public health crises, including pandemics; and
●	our ability to obtain and maintain intellectual property protection.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,556	$44,122
Accounts receivable, net	170	116
Inventories, net	22,531	18,185
Prepaid expenses and other current assets	25,316	23,651
Total current assets	77,573	86,074
Property and equipment, net	121,218	125,208
Other noncurrent assets	2,926	4,053
TOTAL ASSETS	$201,717	$215,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,556	$23,691
Accrued expenses and other current liabilities	33,651	41,632
Current portion of long-term debt	3,500	3,500
Deferred revenue	7,237	6,269
Total current liabilities	75,944	75,092
Long-term debt	28,087	28,747
Facility financing obligation	35,944	35,957
Other noncurrent liabilities	11,122	11,564
TOTAL LIABILITIES	151,097	151,360
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 14,657,259 and 14,365,664 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 3,393,791 and 3,493,791 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Class C capital stock, par value of $0.0001 per share — 500,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	644,472	642,106
Accumulated deficit	(593,854)	(578,133)
TOTAL STOCKHOLDERS’ EQUITY	50,620	63,975
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$201,717	$215,335

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net revenue	$129,706	$101,857
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	81,592	60,638
Marketing	19,940	15,032
Product, technology, general and administrative	36,551	34,217
Depreciation and amortization	5,620	6,753
Other operating expense	—	3,198
Total operating expenses	143,703	119,838
Income (loss) from operations	(13,997)	(17,981)
Interest income (expense), net	(1,708)	(2,155)
Income (loss) before income taxes	(15,705)	(20,136)
Benefit (provision) for income taxes	(16)	(9)
Net income (loss)	$(15,721)	$(20,145)

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.88)	$(1.51)
Diluted	$(0.88)	$(1.51)
Weighted-average shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	17,939,682	13,305,805
Diluted	17,939,682	13,305,805

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
2021
Balance — December 31, 2020	14,365,664	$1	3,493,791	$1	$642,106	$(578,133)	$63,975
Conversion from Class B to Class A common stock	100,000	0	(100,000)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	191,595	0	—	—	0	—	—
Share-based compensation	—	—	—	—	2,366	—	2,366
Net income (loss)	—	—	—	—	—	(15,721)	(15,721)
Balance — March 31, 2021	14,657,259	$1	3,393,791	$1	$644,472	$(593,854)	$50,620

2020
Balance — December 31, 2019	7,799,093	$1	5,464,196	$1	$599,976	$(531,979)	$67,999
Conversion from Class B to Class A common stock	1,835,947	0	(1,835,947)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	92,243	0	25,999	0	486	—	486
Share-based compensation	—	—	—	—	2,321	—	2,321
Net income (loss)	—	—	—	—	—	(20,145)	(20,145)
Balance — March 31, 2020	9,727,283	$1	3,654,248	$1	$602,783	$(552,124)	$50,661

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,721)	$(20,145)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	5,620	6,753
Loss (gain) on build-to-suit accounting derecognition	—	(4,936)
Loss on impairment	—	7,448
Changes in reserves and allowances	131	(425)
Share-based compensation	2,319	2,240
Non-cash interest expense	215	182
Changes in operating assets and liabilities:
Accounts receivable	(54)	39
Inventories	(4,550)	767
Prepaid expenses and other current assets	(1,793)	(2,992)
Accounts payable	8,051	2,533
Accrued expenses and other current liabilities	(7,828)	(5,964)
Deferred revenue	968	1,694
Other noncurrent assets and liabilities	691	202
Net cash from (used in) operating activities	(11,951)	(12,604)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,746)	(1,611)
Proceeds from sale of property and equipment	54	59
Net cash from (used in) investing activities	(1,692)	(1,552)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(875)	—
Payments of debt issuance costs	(69)	—
Proceeds from exercise of stock options	—	486
Principal payments on capital lease obligations	(53)	(77)
Net cash from (used in) financing activities	(997)	409
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(14,640)	(13,747)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	45,842	46,443
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$31,202	$32,696

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,490	$2,088
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$—	$22
Non-cash additions to property and equipment	$70	$81
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$326	$354

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

When used in these notes, Blue Apron Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.”

The Company designs original recipes with fresh, seasonally-inspired produce and high-quality ingredients, which are sent directly to customers for them to prepare, cook, and enjoy. The Company creates meal experiences around original recipes every week based on what’s in-season with farming partners and other suppliers. Customers can choose which recipes they would like to receive in a given week, and the Company delivers those recipes to their doorsteps along with the pre-portioned ingredients required to cook those recipes.

In addition to meals, the Company sells wine through Blue Apron Wine, a direct-to-consumer wine delivery service. The Company also sells a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions through Blue Apron Market, its e-commerce market.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements, and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021 and December 31, 2020, results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2021 (the “Annual Report”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Annual Report.

The accompanying Consolidated Financial Statements include the accounts of Blue Apron Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”).

Liquidity and Going Concern Evaluation

As of March 31, 2021, the Company had cash and cash equivalents of $29.6 million and total outstanding debt of $31.6 million, net of unamortized debt issuance costs, of which $28.1 million is classified as long-term debt and $3.5 million is classified as the current portion of long-term debt. On October 16, 2020, the Company entered into a financing agreement which provides for a senior secured term loan in the aggregate principal amount of $35.0 million that matures in March 2023 (the “2020 Term Loan”). The proceeds of the 2020 Term Loan were used, together with cash on hand, to repay in full the outstanding indebtedness under the revolving credit facility and to pay fees and expenses in connection with the transactions contemplated by the 2020 Term Loan. The Company terminated the revolving credit facility effective as of the closing of the 2020 Term Loan.

As of March 31, 2021, the 2020 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 8.00% per annum. The principal amount of the 2020 Term Loan is repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the 2020 Term Loan repayable on March 31, 2023.

The 2020 Term Loan and the 2021 Term Loan (defined below)(together, the “Senior Secured Term Loan”) contain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. As of March 31, 2021, the financial covenants in the 2020 Term Loan include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the Senior Secured Term Loan as the number of all active customers on the Company’s internal account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter.

On March 18, 2021, the Company’s aggregate liquidity balance, as calculated under the terms of the 2020 Term Loan, fell below the required $20.0 million balance, giving rise to an event of default in respect of the 2020 Term Loan. The Company’s aggregate liquidity balance returned to an amount in excess of $20.0 million the following day, and the agent and the lenders waived the event of default on March 30, 2021.

As of March 31, 2021, the Company was in compliance with all of the covenants under the 2020 Term Loan.

On May 5, 2021 (the “Closing Date”), the Company amended the financing agreement relating to the 2020 Term Loan (the “Amendment”). Among other things, the Amendment:

(i)	provides a new $5.0 million term loan (the “2021 Term Loan”), which bears interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 10.00% per annum and matures at the same time as the 2020 Term Loan, on March 31, 2023. The 2021 Term Loan is prepayable and does not require periodic principal payments;
(ii)	increases the interest rate margin on the 2020 Term Loan by 1.00% per annum, resulting in the 2020 Term Loan bearing interest, from and after the Closing Date, at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum;
(iii)	waives the requirement that the borrower prepay the 2020 Term Loan with 50% of the proceeds of equity issuances, provided that the waiver will expire upon the earlier of (i) such time as the cumulative net proceeds from equity issuances of the borrower otherwise requiring such prepayment exceed $30.0 million (calculated net of the prepayment of the 2021 Term Loan described below) or (ii) 60 days after the Closing Date;
(iv)	requires that the borrower prepay the 2021 Term Loan with 100% of the proceeds of equity issuances (in addition to the other mandatory prepayment provisions applicable to the 2020 Term Loan, which also apply to the 2021 Term Loan);
(v)	reduces the minimum liquidity covenant from $20.0 million at all times to $15.0 million at all times until the earlier of (i) May 15, 2022, and (ii) the date on which the 2021 Term Loan and all accrued and unpaid interest thereon is repaid in full (the “Covenant Reset Date”); and
(vi)	charges a $1.0 million closing fee, which (i) was capitalized on the Closing Date as additional indebtedness under the 2021 Term Loan, (ii) bears interest at the same rate as the 2021 Term Loan, and (iii) 50% of which will be forgiven if the 2021 Term Loan (inclusive of the other 50% of the closing fee) is repaid within 60 days after the Closing Date.

The proceeds of the 2021 Term Loan will be held in an escrow account for the benefit of the agent and the proceeds of the 2021 Term Loan will qualify as qualified cash for purposes of the minimum liquidity covenant, such that, in combination, the funding of the 2021 Term Loan and the reduction in the minimum liquidity covenant will provide the Company with an aggregate of $10.0 million in additional flexibility in respect of the minimum liquidity covenant until the Covenant Reset Date. The agent shall not be permitted to remove funds from the escrow account except (i) upon maturity of the 2021 Term Loan, (ii) an event of default that has not been waived or cured, or (iii) upon repayment of the 2021 Term Loan. In the event that the lender withdraws funds from the escrow for any reason, those funds must be applied to repay the 2021 Term Loan or be paid to the Company.

In connection with the Amendment, the Company agreed to grant warrants (the “Warrants”) to the Lenders. Under the terms of the Amendment, so long as the 2020 Term Loan or 2021 Term Loan remain outstanding, on the first day of each quarter beginning on or after July 1, 2021, the Company will issue a Warrant to the Lenders to purchase at an exercise price of $0.01 per share such number of shares of Class A common stock of the Company as equals 0.50% of the then outstanding fully-diluted shares of Common Stock of the Company. The number of shares issuable upon exercise of each Warrant is subject to increase each time the Company issues or sells any shares of Common Stock, Common Stock equivalents, options, or convertible securities for a consideration per share (including upon exercise, exchange, or conversion) of less than the fair market value per share of the Class A common stock as of the Closing Date. The Warrants will expire five years after the applicable issuance date and will be exercisable on a cash basis or, at the election of the holder, on a cashless basis.

The Company has a history of net losses and negative operating cash flows. In addition, the Company has experienced significant negative trends in its net revenue. While year-over-year trends in net revenue, net losses and operating cash flows have improved during the three months ended March 31, 2021, that improvement is, in part, due to changes in consumer behaviors as a result of the COVID-19 pandemic, and by the continued execution of the Company’s growth strategy. These positive trends on the Company’s operating results may not continue at current levels, and could decline in future periods as COVID-19 restrictions begin to be lifted and as vaccines become more widely available throughout the United States or if the Company is unable to continue to sustain the revenue growth resulting from its growth strategy.

The Company is continuing to pursue its growth strategy to drive customer and revenue growth through product innovation. The Company’s ability, including the timing and extent, to successfully execute its growth strategy is inherently uncertain and is dependent on continued sufficiency of cash resources, and its ability to implement the initiatives and deliver the results as forecasted, among other factors. Due to this uncertainty, if the Company is unable to sufficiently deliver results from its growth strategy, manage liquidity and/or to cost effectively attract new customers and retain existing customers, the Company may not be able to maintain compliance with the minimum liquidity and minimum subscription count covenants which may result in an event of default under the Company’s Senior Secured Term Loan. Given the Company’s liquidity position, upon an event of default, if the Company were unable to obtain a waiver or successfully renegotiate the terms of its Senior Secured Term Loan with its lenders, and the lenders enforced one or more of their rights upon default, the Company would be unable to meet its current obligations.

If the Company is unable to sufficiently execute its growth strategy, it believes it has plans to effectively manage liquidity and customer acquisition and retention in order to maintain compliance with its debt covenants. This includes implementing operational process driven changes to more cost-effectively source the products the Company offers, potential significant expense reductions in areas identified by the Company in product, technology, general and administrative costs and capital expenditures to achieve savings and reinvest in the business. This further includes modifying and balancing its marketing investments, as needed, to maintain the minimum subscription covenant, while also maintaining sufficient cash to meet the minimum liquidity covenant.

A significant portion of the Company’s costs are discretionary in nature and, if needed, the Company has the ability to reduce or delay spending in order to reduce expenses and improve liquidity. While reductions in spending, particularly in marketing and capital expenditures, may negatively impact net revenue, the Company plans to execute such reductions to the extent needed to comply with its debt covenants. The Company has previously demonstrated an ability to implement various cost reduction initiatives, including workforce reductions and other cost optimizing initiatives. As a result of these initiatives, the Company’s year-over-year product, technology, general and administrative expenses, as a percentage of net revenue, were reduced by approximately 540 basis points in the three months ended March 31, 2021.

Based on the current facts and circumstances, the additional financial flexibility provided through the Amendment discussed above, the Company’s financial planning process, and its historical ability to implement cost reductions and adjust marketing strategies, the Company believes it is probable it can effectively manage liquidity and subscription count in order to maintain compliance with the financial covenants under its Senior Secured Term Loan for at least the next 12 months. As a result, the Company has concluded that, after consideration of management’s plans, it has sufficient liquidity to meet its obligations within one year after the issuance date of the Consolidated Financial Statements, and it does not have substantial doubt about its ability to continue as a going concern.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until December 31, 2022 (the last day of the fiscal year following the fifth anniversary of the initial public offering, or the “IPO”), or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non-affiliates, or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.

Smaller Reporting Company Status

The Company is a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, and therefore qualifies for reduced disclosure requirements for smaller reporting companies.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued its standard on lease accounting, Accounting Standards Update No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. Subsequent to February 2016, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, ASU No. 2019-01, Leases (Topic 842): Codification Improvements, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, to improve and clarify certain aspects of ASU No. 2016-02, as well as to defer its effective date for certain entities. For the Company, the new standard is effective for annual periods beginning January 1, 2022, and interim periods beginning January 1, 2023. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under non-cancelable operating leases on the Consolidated Balance Sheets resulting in the recording of right-of-use assets and lease obligations. The Company is currently evaluating any additional impacts this guidance will have on its Consolidated Financial Statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (“ASU 2018-15”), Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs

Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard is intended to clarify the accounting for implementation costs of a hosting arrangement that is a service contract. For the Company, the amendments in ASU 2018-15 are effective for annual periods beginning January 1, 2021, and interim periods beginning January 1, 2022. The Company is evaluating the impact this new guidance may have on its Consolidated Financial Statements.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For the Company, the amendments in ASU 2019-12 are effective for annual periods beginning January 1, 2022, and interim periods beginning January 1, 2023. The Company is evaluating the impact this new guidance may have on its Consolidated Financial Statements.

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

3. Inventories, Net

Inventories, net consist of the following:

	March 31,	December 31,
	2021	2020

	(In thousands)
Fulfillment	$2,927	$3,366
Product	19,604	14,819
Inventories, net	$22,531	$18,185

Product inventory primarily consists of bulk and prepped food, containers, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2021	2020

	(In thousands)
Insurance proceeds receivable	$11,250	$11,250
Prepaid insurance	8,026	7,092
Other current assets	6,040	5,309
Prepaid expenses and other current assets	$25,316	$23,651

Estimated insurance proceeds recoveries related to accrued legal settlements in Accrued expenses and other current liabilities are reflected as assets in the Company’s Consolidated Balance Sheets when it is determined that the recovery of such amounts is probable, and the amount can be reasonably determined. See Note 10 for further discussion of the insurance proceeds receivable.

5. Restricted Cash

Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases, and as of March 31, 2020 and December 31, 2019, cash held in escrow related to a pending legal judgment that was returned to the Company in the second quarter of 2020 following final resolution of the case.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$29,556	$44,122
Restricted cash included in Prepaid expenses and other current assets	536	610
Restricted cash included in Other noncurrent assets	1,110	1,110
Total cash, cash equivalents, and restricted cash	$31,202	$45,842

	March 31,	December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$29,505	$43,531
Restricted cash included in Prepaid expenses and other current assets	1,842	—
Restricted cash included in Other noncurrent assets	1,349	2,912
Total cash, cash equivalents, and restricted cash	$32,696	$46,443

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2021	2020

	(In thousands)
Computer equipment	$11,278	$11,110
Capitalized software	21,711	21,318
Fulfillment equipment	51,452	51,096
Furniture and fixtures	3,408	3,408
Leasehold improvements	33,136	32,969
Buildings(1)	114,877	114,877
Construction in process	1,987	1,442
Property and equipment, gross	237,849	236,220
Less: accumulated depreciation and amortization	(116,631)	(111,012)
Property and equipment, net	$121,218	$125,208
(1)	Buildings includes a build-to-suit lease arrangement in Linden, New Jersey where the Company is considered the owner for accounting purposes, and as of March 31, 2021 and December 31, 2020, contains $31.3 million of the capitalized fair value of the building, $80.8 million of costs incurred directly by the Company relating to this arrangement, and $2.8 million of capitalized interest for related construction projects.

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

For accounting purposes, the Company had been deemed to be the owner of this arrangement and followed build-to-suit accounting. Therefore, the Company had capitalized the fair value of the building and direct construction costs incurred and recorded a corresponding facility financing obligation. Prior to the lease termination, the net carrying value of the build-to-suit assets totaled $31.1 million, the facility financing obligation totaled $35.7 million, and the Company had deferred rent of $1.8 million. Accordingly, as of the termination date, the Company derecognized the net carrying value of the build-to-suit assets and liabilities and the deferred rent balance. As a result, the Company recorded a non-cash gain of $4.9 million, net of the lease termination fee, in Other operating expense during the first quarter of 2020.

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

The Company concluded that this change in operations represented a triggering event with respect to its long-lived assets at the Arlington fulfillment center and therefore performed an impairment test in accordance with Accounting Standards Codification (“ASC 360”), Property, Plant, and Equipment. The carrying amount of the Company’s long-lived assets at the Arlington fulfillment center was $11.5 million and the fair value was $4.1 million as of the impairment date, resulting in an impairment of $7.4 million, primarily consisting of leasehold improvements and equipment, recorded in Other operating expense during the first quarter of 2020. The Company recorded an impairment charge on an additional piece of equipment at the Arlington fulfillment center of $0.2 million in Other operating expense during the second quarter of 2020. The fair value was primarily determined based on estimated market prices of the assets and represented a Level 3 valuation in the fair value hierarchy.

In May 2020, the transition of production volume to the Linden and Richmond fulfillment centers was completed, with the Company’s Arlington fulfillment center equipment primarily having been relocated to the Company’s other fulfillment centers. The Company temporarily reopened its Arlington fulfillment center beginning in January 2021 to leverage existing assets to meet forecasted demand while continuing to implement operating efficiencies at its other fulfillment centers. In April 2021, the Company closed down the temporary Arlington fulfillment center, with all production volume consolidated at its other fulfillment centers. The closure of the Arlington fulfillment center after its temporary reopening did not have a material impact on the Company’s Consolidated Financial Statements. In addition, the Company has future non-cancelable minimum lease payments of approximately $1.7 million through 2024 relating to its Arlington facility. The Company is pursuing a sublease for the facility, which is not expected to have a material impact on the Company’s Consolidated Financial Statements.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2021	2020

	(In thousands)
Accrued compensation	$7,992	$17,189
Accrued credits and refunds reserve	1,474	1,547
Accrued legal settlements	11,250	12,250
Accrued marketing expenses	2,812	2,006
Accrued shipping expenses	2,117	2,060
Other current liabilities	8,006	6,580
Accrued expenses and other current liabilities	$33,651	$41,632

Accrued legal settlements reflect contingencies for which the Company has concluded the loss is probable and reasonably estimable. The Company determined that insurance recovery was probable related to $11.3 million of a legal settlement and recognized the full recovery amount in Prepaid expenses and other current assets. See Note 10 for further discussion of the accrued legal settlements.

8. Deferred Revenue

Deferred revenue consists of the following:

	March 31,	December 31,
	2021	2020

	(In thousands)
Cash received prior to fulfillment	$4,773	$1,550
Gift cards, prepaid orders, and other	2,464	4,719
Deferred revenue	$7,237	$6,269

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

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $7.2 million and $6.3 million as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company recognized $4.3 million to Net revenue from the Deferred revenue at December 31, 2020.

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

On October 16, 2020 (the “effective date”), the Company entered into a financing agreement which provided for the 2020 Term Loan. The proceeds of the 2020 Term Loan were used, together with cash on hand, to repay in full the outstanding indebtedness of $43.8 million under the revolving credit facility, and to pay fees and expenses in connection with the transactions contemplated by the 2020 Term Loan. The Company terminated the revolving credit facility effective as of the closing of the 2020 Term Loan. In May 2021, the Company amended its 2020 Term Loan to amend certain provisions and to provide for a new $5.0 million term loan. See Note 2 for further discussion of this Amendment and the 2021 Term Loan.

As of March 31, 2021, the 2020 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 8.00% per annum. The principal amount of the 2020 Term Loan is repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the 2020 Term Loan repayable on March 31, 2023. The Company is also obligated under the 2020 Term Loan to pay customary fees, including an anniversary fee equal to 1.00% of the average daily principal amount of the 2020 Term Loan outstanding over the past 12 months.

In connection with entering into the financing agreement that provided for the 2020 Term Loan, the Company incurred and capitalized $2.1 million in deferred financing costs in Long-term debt, which are being amortized using the effective interest method over the remaining term. The following table summarizes the presentation of the Company’s debt balances in the Consolidated Balance Sheets as of the dates indicated below:

	March 31,	December 31,
	2021	2020

	(In thousands)
Senior secured term loan	33,250	34,125
Deferred financing costs, net	(1,663)	(1,878)
Total debt outstanding, net of debt issuance costs	31,587	32,247
Less: current portion of long-term debt	3,500	3,500
Long-term debt	$28,087	$28,747

The borrower under the 2020 Term Loan is the Company’s wholly-owned subsidiary, Blue Apron, LLC. The obligations under the 2020 Term Loan are guaranteed by Blue Apron Holdings, Inc. and its subsidiaries other than the borrower, and secured by substantially all of the assets of the borrower and the guarantors. The 2020 Term Loan contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. The Company will be required to make mandatory prepayments under certain circumstances, and will have the option to make prepayments under the 2020 Term Loan subject to certain prepayment premiums through the first anniversary of the effective date. As of March 31, 2021, financial covenants included a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the 2020 Term Loan as the number of all active customers on the Company’s internal account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter.

Non-compliance with the covenants under the 2020 Term Loan would result in an event of default upon which the lender could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. On March 18, 2021, the Company’s aggregate liquidity balance, as calculated under the terms of the 2020 Term Loan, fell below the required $20.0 million balance, giving rise to an event of default in respect of the 2020 Term Loan. The Company’s aggregate liquidity balance returned to an amount in excess of $20.0 million the following day, and the agent and the lenders waived the event of default on March 30, 2021. As of March 31, 2021, the Company was in compliance with all of the covenants under the 2020 Term Loan.

Facility Financing Obligation

As of March 31, 2021 and December 31, 2020, the Company had a facility financing obligation of $35.9 million and $36.0 million, respectively, related to the leased facility in Linden under the build-to-suit accounting guidance.

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

The Company is subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s IPO. The amended complaint alleges that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop. Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018. Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018. On April 22, 2020, the Court entered an order (i) denying the motion to dismiss insofar as Plaintiffs’ allegations pertained to certain of the disclosures in the registration statement and prospectus claimed by plaintiff, and (ii) narrowing the factual issues in the case. On August 11, 2020, the parties held a mediation after which they entered into a memorandum of understanding on August 14, 2020 regarding a proposed settlement. Discovery has been stayed since August 14, 2020. The Company entered into a stipulation and agreement of settlement to resolve the class action litigation on October 28, 2020, which was subsequently amended on November 12, 2020. Under the terms of the settlement, a payment of $13.3 million is to be made by the Company and/or its insurers in exchange for the release of claims against the defendants and other released parties by the lead plaintiff and all settlement class members and for the dismissal of the action with prejudice. The court granted preliminary approval of the settlement on February 1, 2021 and the Company has paid approximately $1.0 million of the settlement amount into escrow, with the remaining $11.3 million balance of the settlement to be funded by the Company’s insurers. The Company’s contribution to the settlement represents the portion of its insurance retention amount, less the $1.0 million which had been paid by the Company as of December 31, 2020 to cover legal fees relating to this case and the related cases described below, as well as the settlement of the state court action described below. The court has scheduled a hearing for the final approval of settlement for May 10, 2021. If the court does not grant final approval of the settlement, the cases will continue. The Company is also subject to a putative class action lawsuit alleging federal securities law violations in connection with the IPO, which is substantially similar to the above-referenced federal court action. The action is currently pending in the New York Supreme Court. The Company was subject to another state court action that was originally filed in the New York Supreme Court, but was voluntarily dismissed by plaintiffs on September 15, 2020 and subsequently re-filed in the U.S. District Court for the Eastern District of New York on October 2, 2020. On December 2, 2020, the Company settled this lawsuit, which did not have a material impact on the Company’s Consolidated Financial Statements. The Company is unable to provide any assurances as to the ultimate outcome of any of these lawsuits or that an adverse resolution of any of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

11. Share-based Compensation

The Company recognized share-based compensation for share-based awards in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general and administrative expenses as follows:

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$16	$30
Product, technology, general and administrative	2,303	2,210
Total share-based compensation	$2,319	$2,240

12. Earnings per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding common stock options and restricted stock units. For periods in which the Company has reported net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock, and Class C capital stock are substantially the same, other than voting rights. For the three months ended March 31, 2021 and 2020, the Company did not have any outstanding shares of Class C capital stock.

	Three Months Ended March 31,
	2021		2020
	Class A	Class B	Class A	Class B

(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(12,707)	$(3,014)	$(13,363)	$(6,782)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	14,500,335	3,439,347	8,826,116	4,479,689
Effect of dilutive securities	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	14,500,335	3,439,347	8,826,116	4,479,689

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.88)	$(0.88)	$(1.51)	$(1.51)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.88)	$(0.88)	$(1.51)	$(1.51)

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended March 31,
	2021		2020
	Class A	Class B	Class A	Class B
Stock options	—	51,897	22,529	184,350
Restricted stock units	1,994,341	—	1,682,990	—
Total anti-dilutive securities	1,994,341	51,897	1,705,519	184,350

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	March 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial Assets:
Money market accounts	$2,635	$—	$—	$2,635
Total financial assets	$2,635	$—	$—	$2,635

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial Assets:
Money market accounts	$42,408	$—	$—	$42,408
Total financial assets	$42,408	$—	$—	$42,408

As of March 31, 2021 and December 31, 2020, the Company has $2.6 million and $42.4 million, respectively, in financial assets held in money market accounts, all of which were classified as Level 1 in the fair value hierarchy. The Company measured the money market accounts at fair value. The Company classified its money market accounts as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.

As of March 31, 2021 and December 31, 2020, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

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

As a result of the action, which was completed in May 2020, the Company recorded $0.8 million in total restructuring costs in Other operating expense during the first half of 2020, substantially all of which resulted in cash expenditures. During the three months ended March 31, 2020, the Company recorded $0.7 million in restructuring costs, including $0.6 million of employee-related expenses, primarily consisting of severance payments, and $0.1 million of other exit costs. In addition, the Company recorded non-cash impairment charges of $7.6 million during the first half of 2020, of which $7.4 million were recorded in the three months ended March 31, 2020, primarily consisting of leasehold improvements and equipment. See Note 6 for further discussion of the impairment charges.

The Company temporarily reopened its Arlington fulfillment center beginning in January 2021 to leverage existing assets to meet forecasted demand while continuing to implement operating efficiencies at its other fulfillment centers. In April 2021, the Company closed down the temporary Arlington fulfillment center, with all production volume consolidated at its other fulfillment centers. The closure of the Arlington fulfillment center after its temporary reopening did not have a material impact on the Company’s Consolidated Financial Statements.

15. Subsequent Events

On May 5, 2021, the Company amended the financing agreement relating to the 2020 Term Loan to amend certain provisions and to provide for a new $5.0 million term loan. See Note 2 for further discussion of this Amendment and the 2021 Term Loan.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 23, 2021. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” under Part II, Item 1A, below. In this discussion, we use financial measures that are considered non-GAAP financial measures under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is included elsewhere in this Quarterly Report on Form 10-Q. Investors should not consider non-GAAP financial measures in isolation from or in substitution for financial information presented in compliance with U.S. generally accepted accounting principles. In the below discussion, we use the term basis points to refer to units of one-hundredth of one percent.

Overview

Blue Apron’s vision is “better living through better food.” Founded in 2012, we are on a mission to spark discovery, connection, and joy through cooking. We offer fresh, chef-designed recipes that empower our customers to embrace their culinary curiosity and challenge their abilities to see what a difference cooking quality food can make in their lives.

Our core product is the meal experience we help our customers create. These experiences extend from discovering new recipes, ingredients, and cooking techniques to preparing meals with families and loved ones to sharing photos and stories of culinary triumphs. Central to these experiences are the original recipes we design with fresh, seasonally-inspired produce and high-quality ingredients sent directly to our customers. We do this by employing technology and expertise across many disciplines – demand planning, recipe creation, procurement, recipe merchandising, fulfillment operations, distribution, customer service, and marketing – to drive our end-to-end value chain. We offer our customers three weekly meal plans—a Two-Serving Plan, a Four-Serving Plan, and Meal Prep Plan. We also sell wine, which can be paired with our meals, through Blue Apron Wine, our direct-to-consumer wine delivery service. Through Blue Apron Market, our e-commerce market, we sell a curated selection of cooking tools, utensils, pantry items, add-on products for different culinary occasions, which are tested and recommended by our culinary team, and à la carte wine offerings.

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

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Net revenue	$129,706	$101,857
Adjusted EBITDA	$(6,058)	$(5,790)
Net cash from (used in) operating activities	$(11,951)	$(12,604)
Free cash flow	$(13,697)	$(14,215)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2020	2020	2020	2020	2021
Orders (in thousands)	1,763	2,152	1,917	1,879	2,104
Customers (in thousands)	376	396	357	353	391
Average Order Value	$57.68	$60.88	$58.56	$61.43	$61.63
Orders per Customer	4.7	5.4	5.4	5.3	5.4
Average Revenue per Customer	$271	$331	$314	$327	$331

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

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine, or market products sold on our e-commerce platforms in a given reporting period.  For example, the number of Customers in the three months ended March 31, 2021 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine, or market products in the quarter ended March 31, 2021. We view the number of Customers as a key indicator of our scale and financial performance. Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers. Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer, and Average Revenue per Customer.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest income (expense), net, other operating expense, benefit (provision) for income taxes, depreciation and amortization, and share-based compensation expense. We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP.

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

Impact of COVID-19 on our Business

Since late in the first quarter of 2020, the COVID-19 pandemic has resulted, and is expected to continue to result for at least the near and immediate term, in significant economic disruptions and changes to consumer behaviors in the United States, which has impacted and is expected to continue to impact our business, at least to some degree.

In particular, since late March 2020, we have experienced an increase in demand due in part, as a result of changes to consumer behaviors resulting from the various restrictions that have been enacted throughout much of the United States in response to the COVID-19 pandemic. As these restrictions begin to be lifted and as vaccines become more widely available in the United States, this increased demand may not be sustained.

In 2020, in response to increased demand, we took action to manage and increase capacity at our fulfillment centers, including continuing to hire new personnel, temporarily reducing variety in menu options, closing some weekly offering cycles early, and delaying certain new product offerings. In addition, in January 2021, we temporarily reopened our fulfillment center in Arlington, Texas. At the same time, we have taken a variety of safety and sanitation measures following federal, state, and local guidelines at our fulfillment centers’ operations. Furthermore, in response to the increased demand, we intentionally reduced marketing spend for portions of 2020 to manage capacity, but we increased our marketing spend at the end of the second quarter of 2020 and we have reengaged, and expect to continue to reengage, in additional marketing spend in 2021 as part of our growth strategy to retain existing and attract new customers.

The COVID-19 pandemic may have other adverse effects on our business, operations, and financial results and condition, including, among other things, as a result of adverse impacts on labor availability, our fulfillment center operations, consumer behaviors, and on the overall economy. Significant uncertainty exists regarding the magnitude and duration of the economic and social effects of the COVID-19 pandemic, and therefore we cannot predict the full extent of the positive or negative impacts the pandemic will have on our business, operations, and financial results and condition in future periods. In particular, the positive trends on our operating results relating to changes in consumer behaviors relating to the pandemic that we saw in the three months ended March 31, 2021 may not continue at current levels, and could decline in future periods.

Please see “Risk Factors” under Part II, Item 1A for further discussion regarding risks associated with the COVID-19 pandemic.

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our Two-Serving, Four-Serving, and Meal Prep Plans. We also generate net revenue through sales of Blue Apron Wine, and through sales on Blue Apron Market. For each of the three months ending March 31, 2021 and 2020, we derived substantially all of our net revenue from sales of our meals through our direct-to-consumer platform. We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue. Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter. We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In 2020 the economic and social impact of the COVID-19 pandemic masked, in part, the seasonal fluctuations in our operating results as we saw our strongest quarter in the second quarter of 2020. We believe that historical seasonal trends have affected and will continue to affect our quarterly results in the future, however, we cannot predict the ongoing impact, if any, that the COVID-19 pandemic may have on seasonality. We also anticipate that our net revenue will be impacted by the timing and success of our ongoing product expansion initiatives.

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

Cost of Goods Sold, excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization, consists of product and fulfillment costs. Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for our meals, inbound shipping costs, and cost of products sold through Blue Apron Wine and Blue Apron Market. Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to our customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies. In the near-term we expect that these expenses will be higher because of the various actions taken to increase capacity in our fulfillment centers in response to the COVID-19 pandemic, as well as due to ongoing investments in product innovation to provide product variety, flexibility, and additional choice for our customers. Over time, we expect such expenses to decrease as a percentage of net revenue as we continue to focus on operational improvements and optimizing our fulfillment center operations.

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

We expect marketing expenses to continue to comprise a significant portion of our operating expenses in support of our growth strategy, while also continuing to focus on efficiency and our customer acquisition strategy to target consumers that we believe will exhibit high affinity and retention through marketing channels we believe to be the most efficient. We anticipate that our marketing strategies, including the timing and extent of our marketing investments, will be informed by our strategic priorities, including our ability to implement our growth strategy, the sufficiency of our cash resources, the seasonal trends in our business, and the competitive landscape of our market, and will fluctuate from quarter-to-quarter and have a significant impact on our quarterly results of operations. We currently expect that our quarterly marketing expense for each of the remaining three quarters of 2021 will be slightly lower than the seasonally-high level in the first quarter of 2021, as a percentage of net revenue and on an absolute basis, but higher than in each of the quarters in 2020. We also anticipate that our near-term marketing strategies and investments may continue to be impacted by the COVID-19 pandemic, and we may reduce or increase marketing expenditures in future periods to continue to help us manage demand to alleviate future capacity constraints. Additionally, we may reduce or adjust our marketing investments, as needed, to manage liquidity and remain in compliance with the minimum liquidity covenant in our senior secured term loan, or to further increase customer acquisition in order to maintain compliance with the minimum subscription count covenant. See Note 2 and Note 9 to the Consolidated Financial Statements for further discussion on the senior secured term loan.

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities’ costs such as occupancy and rent costs for our corporate offices and fulfillment centers; and payment processing fees, professional fees, and other general corporate and administrative costs. Over time, we expect such expenses to decrease as a percentage of net revenue reflecting our continued focus on expense management and as we continue to scale our business.

Depreciation and Amortization

Depreciation and amortization consists of depreciation expense for our property and equipment and amortization expense for capitalized software development costs.

Other Operating Expense

Other operating expense includes charges related to the Arlington fulfillment center closure announced in February 2020 partially offset by a non-cash gain, net of a termination fee, on the Fairfield lease termination in March 2020.

Interest Income (Expense), Net

Interest income and expense consists primarily of interest expense on our outstanding borrowings, capital lease financings, and build-to-suit lease financings partially offset by interest income on cash and cash equivalents balances.

Benefit (Provision) for Income Taxes

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one-time items, and the impact of valuation allowances. For the three months ended March 31, 2021 and 2020, we recorded nominal tax expense, resulting in an effective tax rate of (0.1)% and (0.0)%, respectively. We continue to maintain a valuation allowance for federal and state tax jurisdictions. Our tax provision results from state taxes in a jurisdiction in which net operating losses were not available to offset our tax obligation.

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

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated:

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Net revenue	$129,706	$101,857
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	81,592	60,638
Marketing	19,940	15,032
Product, technology, general and administrative	36,551	34,217
Depreciation and amortization	5,620	6,753
Other operating expense	—	3,198
Total operating expenses	143,703	119,838
Income (loss) from operations	(13,997)	(17,981)
Interest income (expense), net	(1,708)	(2,155)
Income (loss) before income taxes	(15,705)	(20,136)
Benefit (provision) for income taxes	(16)	(9)
Net income (loss)	$(15,721)	$(20,145)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended
	March 31,
	2021	2020

	(as a percentage of net revenue)
Net revenue	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	62.9%	59.5%
Marketing	15.4%	14.8%
Product, technology, general and administrative	28.2%	33.6%
Depreciation and amortization	4.3%	6.6%
Other operating expense	—%	3.1%
Total operating expenses	110.8%	117.7%
Income (loss) from operations	(10.8)%	(17.7)%
Interest income (expense), net	(1.3)%	(2.1)%
Income (loss) before income taxes	(12.1)%	(19.8)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%
Net income (loss)	(12.1)%	(19.8)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net Revenue

	Three Months Ended
	March 31,
	2021	2020	% Change

	(In thousands)
Net revenue	$129,706	$101,857	27%

Net revenue increased by $27.8 million, or 27%, to $129.7 million for the three months ended March 31, 2021 from $101.9 million for the three months ended March 31, 2020. The increase in net revenue was primarily due to an increase in Customers as well as an increase in Orders per Customer and Average Order Value during the three months ended March 31, 2021 as a result of both the continued execution of our growth strategy, including through product innovation, and the changes in consumer behaviors relating to the COVID-19 pandemic.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	March 31,
	2021	2020	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$81,592	$60,638	35%
% of net revenue	62.9%	59.5%

Cost of goods sold, excluding depreciation and amortization, increased by $21.0 million, or 35%, to $81.6 million for the three months ended March 31, 2021 from $60.6 million for the three months ended March 31, 2020. This increase was primarily driven by an increase in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 62.9% for the three months ended March 31, 2021 from 59.5% for the three months ended March 31, 2020. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

●	an increase of 280 basis points in food and product packaging, driven by the cost of premium and specialty ingredients related to new product offerings and enhancements to our existing product offerings to provide variety, flexibility, and additional choice for our customers, as well as increased usage of higher-priced pre-packaged produce to facilitate and improve capacity at our fulfillment centers;
●	an increase of 100 basis points in labor costs largely due to increased usage of higher-priced temporary labor, as well as wage increases and attendance bonuses put in place as incentives for frontline employees to increase capacity at our fulfillment centers to meet increased demand; partially offset by
●	a decrease of 40 basis points in shipping and fulfillment packaging largely driven by operational and pricing improvements and increased usage of more cost-effective fulfillment packaging.

Marketing

	Three Months Ended
	March 31,
	2021	2020	% Change

	(In thousands)
Marketing	$19,940	$15,032	33%
% of net revenue	15.4%	14.8%

Marketing expenses increased by $4.9 million, or 33%, to $19.9 million for the three months ended March 31, 2021 from $15.0 million for the three months ended March 31, 2020. The increase was seen across online paid channels, partially offset by decreases across offline paid channels and in our customer referral program. As a percentage of net revenue, marketing expenses increased to 15.4% for the three months ended March 31, 2021 from 14.8% for the three months ended March 31, 2020. This increase as a percentage of net revenue included an increase of 260 basis points in online paid channels, partially offset by a decrease of 190 basis points in offline paid channels, and a decrease of 10 basis points in our customer referral program, primarily driven by a decrease in the mix of customer referral orders versus total Orders.

Product, Technology, General and Administrative

	Three Months Ended
	March 31,
	2021	2020	% Change

	(In thousands)
Product, technology, general and administrative	$36,551	$34,217	7%
% of net revenue	28.2%	33.6%

Product, technology, general and administrative expenses increased by $2.3 million, or 7%, to $36.6 million for the three months ended March 31, 2021 from $34.2 million for the three months ended March 31, 2020. This increase was primarily driven by investments to support our business and execute on key business initiatives, including:

●	an increase of $1.0 million in personnel costs driven by investments in higher-priced temporary labor to implement safety measures in our fulfillment centers in response to the COVID-19 pandemic, as well as investments made to support the company’s growth strategy;
●	an increase of $1.0 million in facilities costs for our corporate offices and fulfillment centers, primarily driven by the costs of administering COVID-19 tests to workers at our fulfillment centers; and
●	an increase of $0.3 million in corporate overhead and administrative costs.

As a percentage of net revenue, product, technology, general and administrative expenses decreased 540 basis points to 28.2% for the three months ended March 31, 2021 from 33.6% for the three months ended March 31, 2020 primarily due to continued focus on expense management and optimization of our cost structure.

Depreciation and Amortization

	Three Months Ended
	March 31,
	2021	2020	% Change

	(In thousands)
Depreciation and amortization	$5,620	$6,753	(17)%
% of net revenue	4.3%	6.6%

Depreciation and amortization decreased by $1.1 million, or 17%, to $5.6 million for the three months ended March 31, 2021 from $6.8 million for the three months ended March 31, 2020. This decrease was primarily driven by impairment charges and write-offs on long-lived assets. As a percentage of net revenue, depreciation and amortization decreased to 4.3% for the three months ended March 31, 2021 from 6.6% for the three months ended March 31, 2020.

Other Operating Expense

Other operating expense for the three months ended March 31, 2021 and 2020 was $0.0 million and $3.2 million, respectively. Other operating expense for the three months ended March 31, 2020 represents charges of $8.1 million related to the planned Arlington fulfillment center closure announced in February 2020, including $7.4 million of non-cash impairment charges on long-lived assets, $0.6 million of employee-related expenses, primarily consisting of severance payments, and $0.1 million of other exit costs, partially offset by a $4.9 million non-cash gain, net of a $1.5 million termination fee, on the Fairfield lease termination in March 2020.

Income (Loss) from Operations

	Three Months Ended
	March 31,
	2021	2020	% Change

	(In thousands)
Income (loss) from operations	$(13,997)	$(17,981)	(22)%
% of net revenue	(10.8)%	(17.7)%

Income (loss) from operations for the three months ended March 31, 2021 and 2020 was $(14.0) million and $(18.0) million, respectively. This change was due to an increase in net revenue of $27.8 million, which was partially offset by an increase in operating expenses of $23.9 million. As a percentage of net revenue, income (loss) from operations was (10.8)% and (17.7)% for the three months ended March 31, 2021 and 2020, respectively. This decrease was primarily driven by decreases as a percentage of net revenue in product, technology, general and administrative expenses, depreciation and amortization, and other operating expense, partially offset by increases as a percentage of net revenue in cost of goods sold, excluding depreciation and amortization and marketing expenses for the reasons set forth above.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended March 31, 2021 and 2020 was $(1.7) million and $(2.2) million, respectively. This decrease in interest income (expense), net was primarily due to a decrease of $0.6 million associated with build-to-suit lease financings as a result of the Fairfield lease termination and a decrease in interest income on cash and cash equivalents of $0.1 million, partially offset by an increase in interest expense incurred on outstanding borrowings of $0.1 million.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the three months ended March 31, 2021 and 2020, respectively, reflects state income taxes in a jurisdiction in which net operating losses were not available to offset our tax obligation.

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

We define adjusted EBITDA as net income (loss) before interest income (expense), net, other operating expense, benefit (provision) for income taxes, depreciation and amortization, and share-based compensation expense. We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business.

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

The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(15,721)	$(20,145)
Share-based compensation	2,319	2,240
Depreciation and amortization	5,620	6,753
Other operating expense	—	3,198
Interest (income) expense, net	1,708	2,155
Provision (benefit) for income taxes	16	9
Adjusted EBITDA	$(6,058)	$(5,790)

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(11,951)	$(12,604)
Purchases of property and equipment	(1,746)	(1,611)
Free cash flow	$(13,697)	$(14,215)

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable, net, restricted cash, and working capital as of the dates indicated:

	March 31,	December 31,
	2021	2020

	(In thousands)
Cash and cash equivalents	$29,556	$44,122
Accounts receivable, net	$170	$116
Restricted cash included in Prepaid expenses and other assets	$536	$610
Restricted cash included in Other noncurrent assets	$1,110	$1,100
Working capital (1)	$(24,427)	$(29,640)

(1)	We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities (excluding current portion of long-term debt).

Total outstanding debt, net of debt issuance costs, was $31.6 million as of March 31, 2021 and $32.2 million as of December 31, 2020. Issued letters of credit outstanding were $1.6 million as of March 31, 2021 and December 31, 2020.

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

On October 16, 2020, we entered into a financing agreement which provides for a senior secured term loan in the aggregate principal amount of $35.0 million that matures in March 2023 (the “2020 Term Loan”). The proceeds of the 2020 Term Loan were used, together with cash on hand, to repay in full the outstanding indebtedness under the revolving credit facility and to pay fees and expenses in connection with the transactions contemplated by the 2020 Term Loan. We terminated the revolving credit facility effective as of the closing of the 2020 Term Loan.

As of March 31, 2021 the 2020 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 8.00% per annum. The principal amount of the 2020 Term Loan is repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the 2020 Term Loan repayable on March 31, 2023.

The 2020 Term Loan and the 2021 Term Loan (defined below)(together, the “Senior Secured Term Loan”) contain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. As of March 31, 2021, the financial covenants in the 2020 Term Loan include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the Senior Secured Term Loan as the number of all active customers on our internal account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter.

On March 18, 2021, our aggregate liquidity balance, as calculated under the terms of the 2020 Term Loan, fell below the required $20.0 million balance, giving rise to an event of default in respect of the 2020 Term Loan. Our aggregate liquidity balance returned to an amount in excess of $20.0 million the following day, and the agent and the lenders waived the event of default on March 30, 2021.

As of March 31, 2021, we were in compliance with all of the covenants under the 2020 Term Loan.

On May 5, 2021 (the “Closing Date”), we amended our financing agreement relating to the 2020 Term Loan (the “Amendment”). Among other things, the Amendment:

(i)	provides a new $5.0 million term loan (the “2021 Term Loan”), which bears interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 10.00% per annum and matures at the same time as the 2020 Term Loan, on March 31, 2023. The 2021 Term Loan is prepayable, and does not require periodic principal payments;
(ii)	increases the interest rate margin on the 2020 Term Loan by 1.00% per annum, resulting in the 2020 Term Loan bearing interest, from and after the Closing Date, at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum;
(iii)	waives the requirement that the borrower prepay the 2020 Term Loan with 50% of the proceeds of equity issuances, provided that the waiver will expire upon the earlier of (i) such time as the cumulative net proceeds from equity issuances of the borrower otherwise requiring such prepayment exceed $30.0 million (calculated net of the prepayment of the 2021 Term Loan described below) or (ii) 60 days after the Closing Date;
(iv)	requires that the borrower prepay the 2021 Term Loan with 100% of the proceeds of equity issuances (in addition to the other mandatory prepayment provisions applicable to the 2020 Term Loan, which also apply to the 2021 Term Loan);

(v)	reduces the minimum liquidity covenant from $20.0 million at all times to $15.0 million at all times until the earlier of (i) May 15, 2022, and (ii) the date on which the 2021 Term Loan and all accrued and unpaid interest thereon is repaid in full (the “Covenant Reset Date”); and
(vi)	charges a $1.0 million closing fee, which (i) was capitalized on the Closing Date as additional indebtedness under the 2021 Term Loan, (ii) bears interest at the same rate as the 2021 Term Loan, and (iii) 50% of which will be forgiven if the 2021 Term Loan (inclusive of the other 50% of the closing fee) is repaid within 60 days after the Closing Date.

The proceeds of the 2021 Term Loan will be held in an escrow account for the benefit of the agent and the proceeds of the 2021 Term Loan will qualify as qualified cash for purposes of the minimum liquidity covenant, such that, in combination, the funding of the 2021 Term Loan and the reduction in the minimum liquidity covenant will provide us with an aggregate of $10.0 million in additional flexibility in respect of the minimum liquidity covenant until the Covenant Reset Date. The agent shall not be permitted to remove funds from the escrow account except (i) upon maturity of the 2021 Term Loan, (ii) an event of default that has not been waived or cured, or (iii) upon repayment of the 2021 Term Loan. In the event that the lender withdraws funds from the escrow for any reason, those funds must be applied to repay the 2021 Term Loan or be paid to us.

In connection with the Amendment, we agreed to grant warrants (the “Warrants”) to the Lenders. Under the terms of the Amendment, so long as the 2020 Term Loan or 2021 Term Loan remain outstanding, on the first day of each quarter beginning on or after July 1, 2021, we will issue a Warrant to the Lenders to purchase, at an exercise price of $0.01 per share, such number of shares of our Class A common stock as equals 0.50% of the then outstanding fully-diluted shares of our Common Stock. The number of shares issuable upon exercise of each Warrant is subject to increase each time we issue or sells any shares of Common Stock, Common Stock equivalents, options, or convertible securities for a consideration per share (including upon exercise, exchange or conversion) of less than the fair market value per share of the Class A common stock as of the Closing Date. The Warrants will expire five years after the applicable issuance date and will be exercisable on a cash basis or, at the election of the holder, on a cashless basis.

We have a history of net losses and negative operating cash flows. In addition, we have experienced significant negative trends in our net revenue. While year-over-year trends in net revenue, net losses and operating cash flows have improved during the three months ended March 31, 2021, that improvement is, in part, due to changes in consumer behaviors as a result of the COVID-19 pandemic, and by the continued execution of our growth strategy. These positive trends on our operating results may not continue at current levels, and could decline in future periods as COVID-19 restrictions begin to be lifted and as vaccines become more widely available throughout the United States or if we are unable to continue to sustain the revenue growth resulting from its growth strategy.

We are continuing to pursue our growth strategy to drive customer and revenue growth through product innovation. Our ability, including the timing and extent, to successfully execute our growth strategy is inherently uncertain and is dependent on continued sufficiency of cash resources, and our ability to implement the initiatives and deliver the results as forecasted, among other factors. Due to this uncertainty, if we are unable to sufficiently deliver results from our growth strategy, manage liquidity, and/or to cost effectively attract new customers and retain existing customers, we may not be able to maintain compliance with the minimum liquidity and minimum subscription count covenants which may result in an event of default under our Senior Secured Term Loan. Given our liquidity position, upon an event of default, if we were unable to obtain a waiver or successfully renegotiate the terms of our Senior Secured Term Loan with our lenders, and the lenders enforced one or more of their rights upon default, we would be unable to meet our current obligations.

If we are unable to sufficiently execute our growth strategy, we believe we have plans to effectively manage liquidity and customer acquisition and retention in order to maintain compliance with our debt covenants. This includes implementing operational process driven changes to more cost-effectively source the products the we offer, potential significant expense reductions in areas that we have identified in product, technology, general and administrative costs and capital expenditures to achieve savings and reinvest in the business. This further includes modifying and balancing our marketing investments, as needed, to maintain the minimum subscription covenant, while also maintaining sufficient cash to meet the minimum liquidity covenant.

A significant portion of our costs are discretionary in nature and, if needed, we have the ability to reduce or delay spending in order to reduce expenses and improve liquidity. While reductions in spending, particularly in marketing and capital expenditures, may negatively impact net revenue, we plan to execute such reductions to the extent needed to comply with our debt covenants. We have also previously demonstrated an ability to implement various cost reduction initiatives, including workforce reductions and other cost optimizing initiatives. As a result of these initiatives, our year-over-year product, technology, general and administrative expenses, as a percentage of net revenue, were reduced by approximately 540 basis points in the three months ended March 31, 2021.

Based on the current facts and circumstances, the additional financial flexibility provided through the Amendment discussed above, our financial planning process, and our historical ability to implement cost reductions and adjust marketing strategies, we believe we can effectively manage liquidity and subscription count in order to maintain compliance with the financial covenants under our Senior Secured Term Loan for at least the next 12 months. As a result, we believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements and the availability and accessibility to additional funds will depend on many factors, including our ability to remain compliant with the covenants of our Senior Secured Term Loan and those described in the section titled “Risk Factors” under Part II, Item 1A below.

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Net cash from (used in) operating activities	$(11,951)	$(12,604)
Net cash from (used in) investing activities	(1,692)	(1,552)
Net cash from (used in) financing activities	(997)	409
Net increase (decrease) in cash, cash equivalents, and restricted cash	(14,640)	(13,747)
Cash, cash equivalents, and restricted cash–beginning of period	45,842	46,443
Cash, cash equivalents, and restricted cash–end of period	$31,202	$32,696

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income (loss) adjusted for primarily non-cash items and changes in operating assets and liabilities.

For the three months ended March 31, 2021, net cash from (used in) operating activities was $(12.0) million and consisted of net income (loss) of $(15.7) million, primarily non-cash items of $8.3 million, and a net change in operating assets and liabilities of $(4.5) million. Changes in operating assets and liabilities were primarily driven by decreases in accrued expenses and other current liabilities of $7.8 million and increases in inventories, accounts receivable, and prepaid expenses and other current assets of $6.4 million, partially offset by an increase in accounts payable and deferred revenue of $9.0 million and a decrease in other noncurrent assets and liabilities of $0.7 million.

For the three months ended March 31, 2020, net cash from (used in) operating activities was $(12.6) million and consisted of net income (loss) of $(20.1) million, non-cash items of $11.2 million and a net change in operating assets and liabilities of $(3.7) million. Changes in operating assets and liabilities were primarily driven by a decrease in accrued expenses and other current liabilities of $6.0 million and an increase in prepaid expenses and other current assets of $3.0 million, partially offset by increases in accounts payable, deferred revenue, and other noncurrent assets and liabilities of $4.4 million and decreases in inventory and accounts receivable of $0.8 million.

Net Cash from (used in) Investing Activities

Net cash from (used in) investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.

For the three months ended March 31, 2021, net cash from (used in) investing activities was $(1.7) million and consisted primarily of $(1.7) million for purchases of property and equipment, of which approximately $(0.5) million relates to capitalized software costs, to support business initiatives and ongoing product expansion.

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

As of March 31, 2021, our projected capital expenditures are expected to amount to approximately $6.0 million to $8.0 million in the aggregate over the next 12 months. The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual scale of our business, and may vary significantly from our estimates.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to repayments of debt, payments of debt issuance costs, proceeds from exercises of stock options, and principal payments on capital lease obligations.

For the three months ended March 31, 2021, net cash from (used in) financing activities was $(1.0) million and consisted of repayments of debt, payments of debt issuance costs, and principal payments on capital lease obligations.

For the three months ended March 31, 2020, net cash from (used in) financing activities was $0.4 million and consisted of proceeds from the exercise of stock options, partially offset by principal payments on capital lease obligations.

Free Cash Flow

We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment.

Our free cash flow was $(13.7) million and $(14.2) million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, free cash flow consisted of $(12.0) million of net cash from (used in) operating activities and $(1.7) million for purchases of property and equipment, of which approximately $(0.5) million relates to capitalized software costs. For the three months ended March 31, 2020, free cash flow consisted of $(12.6) million of net cash from (used in) operating activities and $(1.6) million for purchases of property and equipment, of which approximately $(0.7) million relates to capitalized software costs. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

Contractual Obligations

Other than changes which occur in the normal course of business, as of March 31, 2021, there were no other significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, except for operating leases and letters of credit entered into in the normal course of business as discussed above.

Critical Accounting Policies and Significant Estimates

In preparing our consolidated financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent assets and liabilities that are reported in the Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, recoverability of long-lived assets, and the recognition and measurement of contingencies. Therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates and assumptions. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for information about these critical accounting policies, as well as a description of our other accounting policies.

Emerging Growth Company Status

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until December 31, 2022 (the last day of the fiscal year following the fifth anniversary of the initial public offering, or the “IPO”), or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates, or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, and are not required to provide information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 23, 2021.

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

We have experienced net losses in each year since our inception. In the years ended December 31, 2020, 2019 and 2018, we incurred net losses of $46.2 million, $61.1 million, and $122.1 million, respectively. For the three months ended March 31, 2021 and 2020, we incurred net losses of $15.7 million and $20.1 million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we plan to continue to invest to attract new and retain existing customers, invest to further optimize and drive efficiency in our distribution and fulfillment capabilities, expand our direct-to-consumer product offerings, and enhance our technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our net revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. We incur significant expenses in operating our fulfillment centers, including personnel costs, obtaining and storing ingredients and other products, and developing our technology. In addition, many of our expenses, including the costs associated with our fulfillment centers, are fixed. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

We may require additional capital to fund our existing operations and expect to require additional capital to fund any future expansion of our business, including our plan to sustain net revenue growth, and our inability to obtain such capital, or to adequately manage our existing capital resources, could make it difficult for us to comply with certain covenants in our senior secured term loan and could materially adversely affect our business, financial condition and operating results.

To support our existing operations or any future expansion of our business, including our ability to continue to execute our growth strategy, we must have sufficient capital to continue to make investments and to fund our operations. We also must maintain sufficient additional capital to comply with certain covenants in our senior secured term loan, which requires us and our subsidiaries to maintain minimum aggregate amounts of liquidity (defined to include our and our subsidiaries’ unrestricted cash and cash equivalents) and a minimum subscription count (as defined in the senior secured term loan). We cannot assure you that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our existing operations or any growth, including to attract and retain customers, or to do so while maintaining compliance with the covenants in our senior secured term loan. If cash flows from operations are not sufficient or if we fail to adequately manage our available cash and working capital, or sufficiently manage expenses, we will need additional equity or debt financing to provide the funds required to operate our business and to fund any future expansion of our business. If such financing is not available, or we are unable to refinance our senior secured term loan, on satisfactory terms or at all, we may be unable to operate our business, develop new business or execute on our strategic plan to sustain net revenue growth, in each case at the rate desired or at all, and our operating results would suffer. Additionally, new debt financing, such as the 2021 Term Loan, may increase expenses, contain covenants that further restrict the operation of our business, and will need to be repaid regardless of operating results. For example, covenants contained in our senior secured term loan include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments. Our senior secured term loan also requires us to make quarterly principal payments, as well as use a portion of the proceeds of certain equity issuances and certain other transactions to repay indebtedness outstanding under the senior secured term loan, and such repayments will be subject to prepayment premiums. Equity financing, debt financing that is convertible into equity, or debt financing that in connection with we issue equity or derivative securities, such as the warrants issuable to our senior secured term loan lenders, could result in dilution to our existing stockholders.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to adequately manage our existing capital resources, or to fund our business and strategies would require us to delay, scale back or eliminate some or all of our operations or any future expansion of our business, including our growth initiatives, which could materially adversely affect our business, financial condition and operating results. In addition, if we are unable to deliver results from our growth strategy or otherwise effectively manage liquidity and subscription count, we may not be able to maintain compliance with the covenants in our senior secured term loan, which may result in an event of default under our senior secured term loan. For example, on a single day in March 2021, we did not meet the daily minimum liquidity covenant under our senior secured term loan, resulting in an event of default, and thereafter obtained a waiver of such event of default from our lenders and agent. Upon any future covenant breach and corresponding event of default under our senior secured term loan, the lenders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. Given our current liquidity position, upon an event of default, if we are unable to obtain a waiver or successfully renegotiate the terms of our senior secured term loan, the lenders under our senior secured term loan may enforce one or more of their rights upon such future event of default. In that case, we may not be able to meet our current obligations and could be forced to react by commencing a bankruptcy or taking other action to maximize the value of our assets, which would materially adversely affect our business, financial condition and operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Our growth strategy, and our ability to grow net revenue and operate profitably, is expected to require additional financing and, together with cost optimization initiatives, will depend largely on our ability to retain existing customers, to cost effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us. If we are unable to retain our existing customers, cost effectively acquire new customers, or keep customers engaged, our business, financial condition and operating results would be materially adversely affected. While the number of our Customers increased to approximately 391,000 in the three months ended March 31, 2021 from approximately 376,000 in the three months ended March 31, 2020, and our net revenue increased to $129.7 million from $101.9 million in those same periods, in previous quarters we have experienced significant declines in the number of our Customers and net revenue. While we have experienced an increase in demand due, in part, to the impact the COVID-19 pandemic has had on consumer behaviors, this increased demand may not be sustained as the pandemic’s impact on consumer behaviors tapers, particularly as a result of fewer restrictions on dining options, or as a COVID-19 vaccine becomes widely available in the United States, or if consumer spending habits are negatively impacted by worsening economic conditions. In addition, if, as a result of the COVID-19 pandemic or otherwise, we face significant disruptions in our supply chain, are unable to continue to operate one or more of our fulfillment centers or are unable to timely deliver orders to our customers, we may not be able to retain our customers or attract new customers. Further, to meet increased demand and eliminate complexity in our operations during 2020, we cut back on or delayed certain product offerings and we delayed the launch of other new product offerings that are part of our growth strategy, and if we need to cut back or delay certain product offerings in the future as a result of the pandemic or otherwise, there could be an adverse effect on our ability to retain or attract customers.

We have historically spent significant amounts on advertising and other marketing activities, such as digital and social media, television, radio and podcasts, direct mail, and email, to acquire new customers, retain and engage existing customers, and promote our brand. While we have reduced our marketing expenditures from historic levels, in late 2019 and during parts of 2020 and in the first quarter of 2021, we have increased marketing expenditures and we expect our marketing expenses to continue to increase in future periods compared to prior year periods and for marketing expense to continue to comprise a significant portion of our operating expenses. For the years ended December 31, 2020, 2019, and 2018, our marketing expenses were $49.9 million, $48.1 million, and $117.5 million, respectively, representing approximately 10.8%, 10.6%, and 17.6% of net revenue, respectively. For the three months ended March 31, 2021 and 2020, our marketing expenses were $19.9 million and $15.0 million, respectively, representing approximately 15.4% and 14.8% of net revenue, respectively. If we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, we intend to reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the liquidity covenant in our senior secured term loan, which may materially adversely impact net revenue and our ability to execute our growth strategy. To the extent that we reduce marketing expenses or other costs to help manage our liquidity and remain in compliance with the minimum liquidity covenant in our senior secured term loan, there is a risk that such reductions will result in a lower subscription count, which itself could present a risk that we will not be able to comply with the minimum subscription count covenant in our senior secured term loan, which could lead to an event of default under our existing senior secured term loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Our net revenue decreased from $667.6 million in 2018 to $454.9 million in 2019, and increased to $460.6 million in 2020. The number of our full-time employees decreased from 2,356 at December 31, 2018 to 1,635 at December 31, 2019, and increased to 1,934 at December 31, 2020. As of March 31, 2021, we had 1,806 full-time employees. If we fail to continue to grow net revenue or if our net revenues decline, or if we do not effectively manage our costs, or fail to accurately forecast net revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings may place additional demands on our operations teams and require significant additional financial, operational, human capital, technological and other resources to meet our needs, which may not be available in a cost-effective manner or at all. We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations. If we do not sustain net revenue growth or if we do not effectively manage any future growth or costs, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high-quality product offerings, or maintain compliance with certain covenants in our senior secured term loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

As of March 31, 2021, we had $33.3 million in outstanding borrowings under our senior secured term loan. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to sustain net revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and thus reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and placing us at a competitive disadvantage to less-leveraged competitors.

Because we are required to maintain a minimum cash balance under the senior secured term loan, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before its maturity and we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Any refinancing of our debt could be at higher interest rates, such as the recent increase in interest rates applicable to our senior secured loan as a result of the amendment to such loan in May 2021. A refinancing may also require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any prepayment of our senior secured term loan will be subject to prepayment fees. Our senior secured term loan compared to our prior revolving credit facility, among other things, increased the interest rates applicable to our indebtedness and made certain changes to the financial covenants regarding maintaining a minimum liquidity amount, as well as adding a new minimum subscription count covenant. If we are unable to sufficiently deliver results from our growth strategy and/or effectively manage expenses and cash flows, or maintain sufficient liquidity, we may not be able to comply with the minimum liquidity, minimum subscription count and other covenants contained in our senior secured term loan, which would materially adversely affect our business. For example, on a single day in March 2021, we did not meet the daily minimum liquidity covenant under the senior secured term loan, resulting in an event of default, and thereafter obtained a waiver such event of default from our lenders and agent. In addition, certain other covenants in our senior secured term loan more strictly limit the operation of our business than comparable covenants in our prior revolving credit facility. Accordingly, we may be unable to comply with the covenants in our senior secured term loan or we may inadvertently fail to comply with such covenants during the course of the operation of our business similar to our failure to meet the minimum liquidity requirement for one day in the first quarter of 2021. Any future failure to comply with such covenants, or if we cannot make scheduled payments on our debt, may result in an event of default under our senior secured term loan. Upon an event of default under our senior secured term loan, the lenders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. In that event, we could be forced to react by commencing a bankruptcy or taking other action to maximize the value of our assets.. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Additionally, our senior secured term loan utilizes LIBOR to calculate the amount of accrued interest on our borrowings. The head of the United Kingdom Financial Conduct Authority has announced plans to start to phase out the use of LIBOR by the end of 2021. If a published LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using an alternative method, which could result in increased costs, including increased interest expense on our senior secured term loan, which could have a material adverse effect on our financing costs. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.

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

If we do not successfully maintain, operate and optimize our fulfillment centers, or if we vacate these facilities, or repurpose parts of these facilities as part of our operating efficiency initiatives or otherwise, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business. For example, following the closure of the Arlington fulfillment center in the first half of 2020, we temporarily reopened it in January 2021 to leverage existing assets to meet forecasted demand while we continued to identify and implement other operating efficiencies in our other fulfillment centers; we then closed the Arlington fulfillment center in April 2021, consolidating production volume at our other fulfillment centers. We have encountered in the past, and may encounter in the future, high levels of worker absenteeism and difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, requiring us to use temporary workers through third parties, generally at greater cost and providing lower levels of performance. During the COVID-19 pandemic, we have seen higher than normal rates of worker absenteeism and we have experienced difficulty retaining employees. If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, including as a result of the increased demand resulting from the response to COVID-19, our customers may experience delays in receiving their meal deliveries, receive deficient orders and/or have their orders canceled, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results. In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short-term basis, whether as a result of

COVID-19 or otherwise, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results.

If events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we may be required to recognize impairment charges on any of our assets. For example, in 2017 we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our fulfillment center in Linden, New Jersey, as well as our decision to no longer pursue the planned build-out of the Fairfield, California facility, which lease was terminated on March 30, 2020. We also rely on fixed duration leases for our other real properties, including for our headquarters in New York, New York, which we entered into in October 2019 and expires in December 2024. If we are unable to timely enter into suitable lease agreements or extensions for any of our real properties, we may incur additional unanticipated costs associated with identifying and securing an alternative premise, suffer disruptions to our operations as a result of any necessary transition, face employee attrition or experience other harm to our business. We also plan to sublease the Arlington fulfillment center, but there is no assurance that we will be able to enter into a sublease on favorable terms, if at all, and therefore we may continue to incur costs relating to that facility.

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

We have implemented significant reorganization activities in our business to adjust our cost structure, and we may engage in similar reorganization activities in the future. In February 2020, we announced a plan to close our fulfillment center in Arlington, Texas. As part of this plan, in the first and second quarters of 2020 we transferred all of the remaining production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey and Richmond, California fulfillment centers. Previously, in the first quarter of 2019 we had transferred a substantial portion of production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center. In November 2018, we implemented a reduction in the number of our employees by approximately 4%, which included departures of members of our management team, and in October 2017 we implemented a company-wide realignment of personnel that resulted in a reduction of approximately 6% of our total workforce across our corporate offices and fulfillment centers. These actions resulted and could result in the future in the loss of employees across various functions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, there is a risk of reduced employee morale and, as a result, we could face further employee attrition following a reorganization activity. We may also be unable to efficiently transition the production volume between our fulfillment centers or maintain our production efficiencies during or after any such transfer. For example, we temporarily reopened Arlington fulfillment center in January 2021 to leverage existing assets to meet forecasted demand while we continued to identify and implement other operating efficiencies in our other fulfillment centers; we then closed the Arlington fulfillment center in April 2021, consolidating production volume at our other fulfillment centers.

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

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If one or more of the analysts covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our stock could decline. Since December 31, 2018, 11 of the analysts who formerly covered our stock have ceased to cover our stock and we currently have only two analysts covering our stock. If one or more of the remaining analysts cease to cover our stock, we could lose additional visibility in the market for our stock, which in turn could cause our stock price to decline further.

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

Our tri-class capital structure has the effect of concentrating voting control with our chairman, Matthew B. Salzberg, and Family Trust Created Under Article V of the Matthew Salzberg 2014 Annuity Trust Agreement, who together beneficially own shares representing a majority of the combined voting power of our outstanding common stock. This structure will limit or preclude your ability to influence corporate matters, including a change of control, and might affect the market price of our Class A common stock.

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non-voting Class C capital stock. As of March 31, 2021, stockholders who held shares of Class B common stock, including employees and directors and their affiliates together held approximately 69.8% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliates together held approximately 71.1% of the voting power of our outstanding capital stock; and our chairman, Matthew B. Salzberg, and Family Trust Created Under Article V of the Matthew Salzberg 2014 Annuity Trust Agreement (which jointly reported its holdings with Mr. M. Salzberg's on a Schedule 13G/A filed with the SEC on February 16, 2021), together held approximately 61.2% of the voting power of our outstanding capital stock. Because Mr. M. Salzberg and Family Trust Created Under Article V of the Matthew Salzberg 2014 Annuity Trust Agreement together control a majority of the combined voting power of our outstanding common stock, they will be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

Sales and/or other transfers by holders of Class B common stock result in those shares converting into Class A common stock, with limited exceptions and permitted transfers described in our restated certificate of incorporation. In addition, each outstanding share of Class B common stock held by a stockholder who is a natural person, or held by the permitted transferees of such stockholder, converts automatically into one share of Class A common stock upon the death or permanent and total disability of such stockholder, subject to a conversion delay of nine months in the event of the death or permanent and total disability of Mr. M. Salzberg. The conversion of additional shares of Class B common stock into Class A common stock will have the effect of further increasing the voting power of Mr. Salzberg and other holders of Class B common stock who retain their shares of Class B common stock.

We qualify as a “controlled company” and which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Based on the combined voting power over our shares of capital stock held by Matthew B. Salzberg and Family Trust Created Under Article V of the Matthew Salzberg 2014 Annuity Trust Agreement, we qualify as a “controlled company” under the rules of the New York Stock Exchange or the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

●	a majority of the board of directors consist of independent directors;
●	the board maintain a nominations committee with prescribed duties and a written charter; and
●	the board maintain a compensation committee with prescribed duties and a written charter and comprised solely of independent directors.

As a “controlled company,” we may elect to rely on some or all of these exemptions. Accordingly, should the interests of M. Salzberg, together with Family Trust Created Under Article V of the Matthew Salzberg 2014 Annuity Trust Agreement, differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance standards. Even if we do not avail ourselves of these exemptions, our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

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

As of March 31, 2021, an aggregate of 1,284,507 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act of 1933, or the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of March 31, 2021, the holders of an aggregate of approximately 3 million shares of our common stock have rights, subject to certain conditions, to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

Sales of additional amounts of shares of our Class A common stock or other securities convertible into shares of Class A common stock, including the warrants to be issued to our lenders in connection with the amendment to our senior secured term loan for which we are obligated to file a shelf registration with the SEC relating to the shares underlying those warrants, could dilute our stockholders.

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

The classified board and director removal provisions described above will remain in place unless our stockholders approve the amendment to our certificate of incorporation to phase-out the classified board by 2024, as is being proposed at the 2021 annual meeting of stockholders.

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

Our restated certificate provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders. Our restated certificate of incorporation further provides that the federal district courts of the United States of America are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit	Description

10.1*	Form of Performance Stock Unit Agreement under 2017 Equity Incentive Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Date: May 6, 2021	/s/ Linda F. Kozlowski
Linda F. Kozlowski
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 6, 2021	/s/ Randy J. Greben
Randy J. Greben
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)