Form 10-Q
period 2021-06-30
Blue Apron Holdings, Inc.
filed 2021-08-03
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	20,207,631 shares outstanding as of June 30, 2021
Class B Common Stock, $0.0001 par value	3,393,708 shares outstanding as of June 30, 2021
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of June 30, 2021

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

●	our ability, including the timing and extent, to sufficiently manage costs and to fund investments in our operations from cash from operations and additional equity and/or debt financings in amounts necessary to maintain compliance with financial and other covenants under our indebtedness while continuing to support the execution of our growth strategy;
●	our expectations regarding our expenses and net revenue and our ability to grow adjusted EBITDA and to achieve or maintain profitability;
●	our ability, including the timing and extent, to successfully execute our growth strategy, cost-effectively attract new customers and retain existing customers, including our ability to sustain any increase in demand resulting from both our growth strategy and the COVID-19 (coronavirus) pandemic, and our ability to continue to expand our direct-to-consumer product offerings, and to continue to benefit from the implementation of operational efficiency practices;
●	changes in consumer behaviors that could lead to declines in demand, including as the COVID-19 pandemic’s impact on consumer behavior tapers;
●	our ability to attract and retain qualified employees and key personnel in sufficient numbers;
●	our ability to effectively compete;
●	our ability to maintain and grow the value of our brand and reputation;
●	any material and adverse impact of the COVID-19 pandemic on our operations and results, including as a result of our inability to meet demand due to insufficient labor, whether as a result of heightened absenteeism or challenges in recruiting and retention or otherwise, prolonged closures, or series of temporary closures, of one or more fulfillment centers, or supply chain or carrier interruptions or delays;
●	our expectations regarding, and the stability of, our supply chain, including potential shortages or interruptions in the supply or delivery of ingredients, as a result of COVID-19 or otherwise;

●	our ability to maintain food safety and prevent food-borne illness incidents and our susceptibility to supplier-initiated recalls;
●	general changes in consumer tastes and preferences or in consumer spending, including as a result of inflation, the COVID-19 pandemic’s impact on economic conditions or otherwise;
●	our ability to comply with modified or new laws and regulations applying to our business;
●	our vulnerability to adverse weather conditions, natural disasters, and public health crises, including pandemics; and
●	our ability to obtain and maintain intellectual property protection.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,990	$44,122
Accounts receivable, net	107	116
Inventories, net	22,449	18,185
Prepaid expenses and other current assets	15,030	23,651
Total current assets	88,576	86,074
Property and equipment, net	116,961	125,208
Other noncurrent assets	1,792	4,053
TOTAL ASSETS	$207,329	$215,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,959	$23,691
Accrued expenses and other current liabilities	25,693	41,632
Current portion of long-term debt	3,500	3,500
Deferred revenue	5,957	6,269
Total current liabilities	75,109	75,092
Long-term debt	27,078	28,747
Facility financing obligation	35,930	35,957
Other noncurrent liabilities	12,735	11,564
TOTAL LIABILITIES	150,852	151,360
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 20,207,631 and 14,365,664 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	1
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 3,393,708 and 3,493,791 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Class C capital stock, par value of $0.0001 per share — 500,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	668,915	642,106
Accumulated deficit	(612,441)	(578,133)
TOTAL STOCKHOLDERS’ EQUITY	56,477	63,975
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,329	$215,335

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenue	$124,010	$131,040	$253,716	$232,897
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	77,585	77,868	159,177	138,506
Marketing	16,316	11,561	36,256	26,593
Product, technology, general and administrative	36,802	32,493	73,353	66,710
Depreciation and amortization	5,612	6,175	11,232	12,928
Other operating expense	—	269	—	3,467
Total operating expenses	136,315	128,366	280,018	248,204
Income (loss) from operations	(12,305)	2,674	(26,302)	(15,307)
Gain (loss) on extinguishment of debt	(4,089)	—	(4,089)	—
Interest income (expense), net	(2,731)	(1,541)	(4,439)	(3,696)
Other income (expense), net	548	—	548	—
Income (loss) before income taxes	(18,577)	1,133	(34,282)	(19,003)
Benefit (provision) for income taxes	(10)	(19)	(26)	(28)
Net income (loss)	$(18,587)	$1,114	$(34,308)	$(19,031)

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.98)	$0.08	$(1.86)	$(1.42)
Diluted	$(0.98)	$0.08	$(1.86)	$(1.42)
Weighted-average shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	18,876,600	13,432,872	18,410,729	13,369,338
Diluted	18,876,600	13,999,755	18,410,729	13,369,338

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
2021
Balance — December 31, 2020	14,365,664	$1	3,493,791	$1	$642,106	$(578,133)	$63,975
Conversion from Class B to Class A common stock	100,000	0	(100,000)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	191,595	0	—	—	0	—	—
Share-based compensation	—	—	—	—	2,366	—	2,366
Net income (loss)	—	—	—	—	—	(15,721)	(15,721)
Balance — March 31, 2021	14,657,259	$1	3,393,791	$1	$644,472	$(593,854)	$50,620
Conversion from Class B to Class A common stock	83	0	(83)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	138,389	0	—	—	0	—	—
Issuance of common stock, net of offering costs	5,411,900	1	—	—	21,143	—	21,144
Share-based compensation	—	—	—	—	3,300	—	3,300
Net income (loss)	—	—	—	—	—	(18,587)	(18,587)
Balance — June 30, 2021	20,207,631	$2	3,393,708	$1	$668,915	$(612,441)	$56,477

2020
Balance — December 31, 2019	7,799,093	$1	5,464,196	$1	$599,976	$(531,979)	$67,999
Conversion from Class B to Class A common stock	1,835,947	0	(1,835,947)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	92,243	0	25,999	0	486	—	486
Share-based compensation	—	—	—	—	2,321	—	2,321
Net income (loss)	—	—	—	—	—	(20,145)	(20,145)
Balance — March 31, 2020	9,727,283	$1	3,654,248	$1	$602,783	$(552,124)	$50,661
Conversion from Class B to Class A common stock	101	0	(101)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	159,260	0	—	—	0	—	—
Share-based compensation	—	—	—	—	2,094	—	2,094
Net income (loss)	—	—	—	—	—	1,114	1,114
Balance — June 30, 2020	9,886,644	$1	3,654,147	$1	$604,877	$(551,010)	$53,869

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,308)	$(19,031)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	11,232	12,928
Loss (gain) on build-to-suit accounting derecognition	—	(4,936)
Loss on impairment	—	7,603
Loss on extinguishment of debt	4,089	—
Change in fair value of warrant obligation	(548)	—
Changes in reserves and allowances	132	(493)
Share-based compensation	5,465	4,249
Non-cash interest expense	807	364
Changes in operating assets and liabilities:
Accounts receivable	9	39
Inventories	(4,719)	4,590
Prepaid expenses and other current assets	8,439	(1,623)
Accounts payable	16,515	2,341
Accrued expenses and other current liabilities	(19,110)	(5,370)
Deferred revenue	(312)	846
Other noncurrent assets and liabilities	1,431	1,562
Net cash from (used in) operating activities	(10,878)	3,069
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,009)	(2,840)
Proceeds from sale of property and equipment	1,302	113
Net cash from (used in) investing activities	(1,707)	(2,727)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	21,144	—
Receipt of funds held in escrow	5,000	—
Release of funds held in escrow	(5,000)	—
Repayments of debt	(1,750)	—
Payments of debt issuance costs	(145)	—
Proceeds from exercise of stock options	—	483
Principal payments on capital lease obligations	(77)	(117)
Net cash from (used in) financing activities	19,172	366
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	6,587	708
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	45,842	46,443
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$52,429	$47,151

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$60	$60
Cash paid for interest	$3,494	$3,552
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$—	$(565)
Non-cash additions to property and equipment	$223	$168
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$265	$279

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements (the “Consolidated Financial Statements”) have been prepared on the same basis as the audited Consolidated Financial Statements, and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021 and December 31, 2020, results of operations for the three months and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2021 (the “Annual Report”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Annual Report, except those additional significant policies as described within the accompanying notes to the Consolidated Financial Statements.

The accompanying Consolidated Financial Statements include the accounts of Blue Apron Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”).

Liquidity and Going Concern Evaluation

As of June 30, 2021, the Company had cash and cash equivalents of $51.0 million and total outstanding debt of $30.6 million, net of unamortized debt issuance costs, of which $27.1 million was classified as long-term debt and $3.5 million was classified as the current portion of long-term debt. On October 16, 2020 (the “effective date”), the Company entered into a financing agreement which provided for a senior secured term loan in the aggregate principal amount of $35.0 million that matures in March 2023 (the “2020 Term Loan”). The proceeds of the 2020 Term Loan were used, together with cash on hand, to repay in full the outstanding indebtedness under the Company’s revolving credit facility and to pay fees and expenses in connection with the transactions contemplated by the 2020 Term Loan. The Company terminated the revolving credit facility effective as of the closing of the 2020 Term Loan.

On March 18, 2021, the Company’s aggregate liquidity balance, as calculated under the terms of the 2020 Term Loan, fell below the required $20.0 million balance, as described below, giving rise to an event of default in respect of the 2020 Term Loan. The Company’s aggregate liquidity balance returned to an amount in excess of $20.0 million the following day, and the agent and the lenders waived the event of default on March 30, 2021.

On May 5, 2021, the Company amended the financing agreement relating to the 2020 Term Loan (the “Amendment”), which modified certain provisions of the financing agreement, as well as provided for a $5.0 million term loan that was funded into an escrow account (the “2021 Term Loan”). See Note 9 for further discussion of the Amendment.

On June 18, 2021, the Company completed an underwritten public offering (the “June 2021 offering”), pursuant to its universal shelf registration statement filed with the SEC on April 29, 2020, of 5,411,900 shares of the Company’s Class A common stock, including the 705,900 shares issuable upon the underwriter’s exercise of its option to purchase additional shares, resulting in $21.1 million of proceeds, net of underwriting discounts and commissions and offering costs.

Pursuant to the Amendment, the net proceeds of the June 2021 offering were not subject to the mandatory prepayment provision of the 2020 Term Loan. However, the Amendment required that the 2021 Term Loan be released in full from escrow to the lenders upon completion of the June 2021 offering. The Company also repaid $0.5 million of the $1.0 million closing fee charged under the Amendment, which (i) bore interest at the same rate as of the 2021 Term Loan, and (ii) 50% of which was forgiven because the 2021 Term Loan was repaid within 60 days after the closing date of the Amendment.

As of June 30, 2021, the 2020 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum. The principal amount of the 2020 Term Loan is repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the 2020 Term Loan repayable on March 31, 2023.

The 2020 Term Loan contains restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. As of June 30, 2021, the financial covenants included a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the 2020 Term Loan as the number of all active customers on the Company’s internal account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter. As of June 30, 2021, the Company was in compliance with all of the covenants under the 2020 Term Loan.

The Company has a history of net losses including $34.3 million and $19.0 million for the six months ended June 30, 2021 and 2020, respectively, and operating cash flows of $(10.9) million and $3.1 million for the six months ended June 30, 2021 and 2020. In addition, the Company has experienced significant negative trends in its net revenue. While year-over-year trends in net revenue have generally improved in recent periods, that improvement is, in part, due to changes in consumer behaviors as a result of the COVID-19 pandemic, and by the continued execution of the Company’s growth strategy. These positive trends may not continue at current levels, and could decline in future periods as restrictions related to COVID-19 continue to be lifted and as vaccines have become more widely available throughout the United States or if the Company is unable to sustain the revenue growth resulting from its growth strategy.

The Company is continuing to pursue its growth strategy to drive customer and revenue growth through product innovation, partnerships, and marketing investment. The Company’s ability, including the timing and extent, to successfully execute its growth strategy is inherently uncertain and is dependent on continued sufficiency of cash resources, and its ability to implement the initiatives and deliver the results as forecasted, among other factors. Due to this uncertainty, if the Company is unable to sufficiently deliver results from its growth strategy, manage liquidity and/or to cost effectively attract new customers and retain existing customers, the Company may not be able to maintain compliance with the minimum liquidity and minimum subscription count covenants in future periods which may result in an event of default under the Company’s 2020 Term Loan. In the event the Company does not have sufficient cash resources upon an event of default, if the Company were unable to obtain a waiver or successfully renegotiate the terms of its 2020 Term Loan with its lenders, and the lenders enforced one or more of their rights upon default, the Company would be unable to meet its current obligations.

If the Company is unable to sufficiently execute its growth strategy, the Company believes it has a plan to effectively manage liquidity and customer acquisition and retention in order to maintain compliance with its debt covenants. This includes implementing operational process driven changes to more cost-effectively source the products the Company offers, significant expense reductions in areas identified by the Company in product, technology, general and administrative costs and capital expenditures to achieve savings and reinvest in the business. This plan further includes modifying and balancing the Company’s marketing investments, as needed, to maintain the minimum subscription covenant, while also maintaining sufficient cash to meet the minimum liquidity covenant.

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

Based on the current facts and circumstances, the additional financial flexibility provided through the June 2021 offering discussed above, the Company’s financial planning process, and its historical ability to implement cost reductions and adjust marketing strategies, the Company believes it is probable it can effectively manage liquidity and subscription count in order to maintain compliance with the financial covenants under its 2020 Term Loan for at least the next 12 months. As a result, the Company has concluded that, after consideration of management’s plan, it has sufficient liquidity to meet its obligations within one year after the issuance date of the Consolidated Financial Statements, and it does not have substantial doubt about its ability to continue as a going concern.

Use of Estimates

In preparing its Consolidated Financial Statements in accordance with GAAP, the Company is required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, and expenses, and disclosure of contingent assets and liabilities which are reported in the Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, the fair value of share-based awards, the fair value of the warrant obligation, recoverability of long-lived assets, and the recognition and measurement of contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from the Company’s estimates and assumptions.

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

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The guidance was effective upon issuance, and may be applied prospectively through December 31, 2022. The application of the guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

3. Inventories, Net

Inventories, net consist of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Fulfillment	$2,296	$3,366
Product	20,153	14,819
Inventories, net	$22,449	$18,185

Product inventory primarily consists of bulk and prepped food, containers, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Insurance proceeds receivable	$1,100	$11,250
Prepaid insurance	7,319	7,092
Other current assets	6,611	5,309
Prepaid expenses and other current assets	$15,030	$23,651

Estimated insurance proceeds recoveries are reflected as assets in the Company’s Consolidated Balance Sheets when it is determined that the recovery of such amounts is probable, and the amount can be reasonably determined.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$50,990	$44,122
Restricted cash included in Prepaid expenses and other current assets	536	610
Restricted cash included in Other noncurrent assets	903	1,110
Total cash, cash equivalents, and restricted cash	$52,429	$45,842

	June 30,	December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$45,430	$43,531
Restricted cash included in Prepaid expenses and other current assets	611	—
Restricted cash included in Other noncurrent assets	1,110	2,912
Total cash, cash equivalents, and restricted cash	$47,151	$46,443

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Computer equipment	$11,376	$11,110
Capitalized software	22,556	21,318
Fulfillment equipment	52,306	51,096
Furniture and fixtures	3,408	3,408
Leasehold improvements	33,252	32,969
Buildings(1)	114,877	114,877
Construction in process	1,430	1,442
Property and equipment, gross	239,205	236,220
Less: accumulated depreciation and amortization	(122,244)	(111,012)
Property and equipment, net	$116,961	$125,208
(1)	Buildings includes a build-to-suit lease arrangement in Linden, New Jersey where the Company is considered the owner for accounting purposes, and as of June 30, 2021 and December 31, 2020, contains $31.3 million of the capitalized fair value of the building, $80.8 million of costs incurred directly by the Company relating to this arrangement, and $2.8 million of capitalized interest for related construction projects.

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

The Company concluded that this change in operations represented a triggering event with respect to its long-lived assets at the Arlington fulfillment center and therefore performed an impairment test in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. The carrying amount of the Company’s long-lived assets at the Arlington fulfillment center was $11.5 million and the fair value was $4.1 million as of the impairment date, resulting in an impairment of $7.4 million, primarily consisting of leasehold improvements and equipment, recorded in Other operating expense during the first quarter of 2020. The Company recorded an impairment charge on an additional piece of equipment at the Arlington fulfillment center of $0.2 million in Other operating expense during the second quarter of 2020. The fair value was primarily determined based on estimated market prices of the assets and represented a Level 3 valuation in the fair value hierarchy.

In May 2020, the transition of production volume to the Linden and Richmond fulfillment centers was completed, with the Company’s Arlington fulfillment center equipment primarily having been relocated to the Company’s other fulfillment centers. The Company temporarily reopened its Arlington fulfillment center beginning in January 2021 to leverage existing assets to meet forecasted demand while continuing to implement operating efficiencies at its other fulfillment centers. In April 2021, the Company closed down the temporary Arlington fulfillment center, with all production volume consolidated at its other fulfillment centers. The closure of the Arlington fulfillment center after its temporary reopening did not have a material impact on the Company’s Consolidated Financial Statements. Additionally, in May 2021, the Company entered into an agreement to sublease the remainder of its Arlington fulfillment center. The sublease continues through the duration of the Company’s existing lease for the fulfillment center and entitles the Company to future minimum sublease payments of approximately $2.6 million as of June 30, 2021. The Company has non-cancelable future minimum lease payments of approximately $1.6 million to the original lessor of the fulfillment center as of June 30, 2021.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Accrued compensation	$9,356	$17,189
Accrued credits and refunds reserve	1,224	1,547
Accrued legal settlements	—	12,250
Accrued marketing expenses	2,440	2,006
Accrued shipping expenses	1,556	2,060
Other current liabilities	11,117	6,580
Accrued expenses and other current liabilities	$25,693	$41,632

Accrued legal settlements reflect contingencies for which the Company has concluded the loss is probable and reasonably estimable. As of December 31, 2020, the Company determined that insurance recovery was probable related to $11.3 million of a legal settlement and recognized the full recovery amount in Prepaid expenses and other current assets as of December 31, 2020. The insurance proceeds receivable was recovered in full by the Company in the second quarter of 2021 following final resolution of the case. See Note 10 for further discussion of the accrued legal settlements.

8. Deferred Revenue

Deferred revenue consists of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Cash received prior to fulfillment	$3,814	$1,550
Gift cards, prepaid orders, and other	2,143	4,719
Deferred revenue	$5,957	$6,269

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

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $6.0 million and $6.3 million as of June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, the Company recognized $4.8 million to Net revenue from the Deferred revenue at December 31, 2020.

9. Debt

In August 2016, the Company entered into the revolving credit facility with a maximum amount available to borrow of $150.0 million. The borrower under the revolving credit facility was the Company’s wholly-owned subsidiary, Blue Apron, LLC. Between 2017 and 2020, the Company amended and refinanced the revolving credit facility to, among other things, reduce the aggregate lender commitments to $55.0 million and extend the final maturity date to August 2021.

On October 16, 2020, the Company entered into a financing agreement which provided for the 2020 Term Loan. The proceeds of the 2020 Term Loan were used, together with cash on hand, to repay in full the outstanding indebtedness of $43.8 million under the revolving credit facility, and to pay fees and expenses in connection with the transactions contemplated by the 2020 Term Loan. The Company terminated the revolving credit facility effective as of the closing of the 2020 Term Loan.

On May 5, 2021 (the “closing date”), the Company amended the financing agreement relating to the 2020 Term Loan. Among other things, the Amendment:

(i)	provided a $5.0 million term loan (the “2021 Term Loan”), which bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 10.00% per annum and matured at the same time as the 2020 Term Loan, on March 31, 2023. The 2021 Term Loan was prepayable and did not require periodic principal payments;
(ii)	increased the interest rate margin on the 2020 Term Loan by 1.00% per annum, resulting in the 2020 Term Loan bearing interest, from and after the closing date, at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum;
(iii)	waived the requirement that the borrower prepay the 2020 Term Loan with 50% of the proceeds of equity issuances, provided that the waiver expired upon the earlier of (i) such time as the cumulative net proceeds from equity issuances of the borrower otherwise requiring such prepayment exceed $30.0 million (calculated net of the prepayment of the 2021 Term Loan described below) or (ii) 60 days after the closing date;
(iv)	required that the borrower prepay the 2021 Term Loan with 100% of the proceeds of equity issuances (in addition to the other mandatory prepayment provisions applicable to the 2020 Term Loan, which also applied to the 2021 Term Loan); and
(v)	reduced the minimum liquidity covenant from $20.0 million at all times to $15.0 million at all times until the earlier of (i) May 15, 2022, and (ii) the date on which the 2021 Term Loan and all accrued and unpaid interest thereon is repaid in full.

The proceeds of the 2021 Term Loan were held in an escrow account and were considered qualified cash for purposes of the minimum liquidity covenant.

Pursuant to the amendment, the net proceeds of the June 2021 offering (discussed in Note 2) were not subject to the mandatory prepayment provision of the 2020 Term Loan. However, the amendment required that the 2021 Term Loan be released in full from escrow to the lenders upon completion of the June 2021 offering, upon which the minimum liquidity covenant was reset to $20.0 million at all times. The Company also repaid $0.5 million of the $1.0 million closing fee charged under the amendment, which (i) bore interest at the same rate as of the 2021 Term Loan, and (ii) 50% of which was forgiven because the 2021 Term Loan was repaid within 60 days after the Closing Date.

As of June 30, 2021, the 2020 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum. The principal amount of the 2020 Term Loan is repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the 2020 Term Loan repayable on March 31, 2023. The Company is also obligated under the 2020 Term Loan to pay customary fees, including an anniversary fee equal to 1.00% of the average daily principal amount of the 2020 Term Loan outstanding over the past 12 months.

In connection with the amendment, the Company agreed to prospectively grant warrants (the “warrant obligation”) to the lenders. Under the terms of the warrant obligation, so long as the 2020 Term Loan remains outstanding, on the first day of each quarter beginning on or after July 1, 2021, the Company will issue a warrant to the lenders to purchase at an exercise price of $0.01 per share such number of shares of Class A common stock of the Company as equals 0.50% of the then outstanding shares of common stock of the Company, on a fully-diluted basis. Subject to limited exceptions, subsequent to their respective issuance date the number of shares issuable upon exercise of each warrant is subject to increase each time the Company issues or sells any shares of common stock, common stock equivalents, options, or convertible securities for a consideration per share (including upon exercise, exchange, or conversion) of less than the fair market value per share of the Class A common stock as of the applicable issuance date in accordance with the amendment. The warrants will expire five years after the applicable issuance date and will be exercisable on a cash basis or, at the election of the holder, on a cashless basis.

The warrant obligation was accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value as of the closing date, due to certain settlement provisions within the corresponding warrant obligation provisions under the financing agreement that do not meet the criteria to be classified in stockholders’ equity. The short-term portion of warrants to be issued under the warrant obligation were recorded within Accrued expenses and other current liabilities, and the long-term portion within Other noncurrent liabilities on the Consolidated Balance Sheets. The warrant obligation is remeasured to fair value at each balance sheet date, with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations.

The Company evaluated the amendment of the financing agreement under ASC 470-50, which states that if the modification of the terms of an existing debt agreement is considered substantial, the transaction shall be accounted for as an extinguishment, with the amended debt instrument then initially recorded at fair value. The Company concluded that the modification was considered substantial, and qualified for extinguishment accounting under such guidance. Accordingly, the Company recorded a $4.1 million extinguishment loss in the Consolidated Statements of Operations, which consisted of (i) a $4.6 million loss related to the contemporaneous issuance of the warrant obligation, as discussed above, (ii) a $0.2 million loss related to fees paid on behalf of the lender, partially offset by (iii) a $0.5 million gain related to the difference between the fair value of the modified debt instrument and the net carrying value of the debt immediately before extinguishment.

In connection with the extinguishment of the 2020 Term Loan, the Company derecognized all related unamortized debt issuance costs, and simultaneously recorded additional debt issuance costs of $2.0 million within Long-term debt, which are being amortized using the effective interest method over the remaining term. The following table summarizes the presentation of the Company’s debt balances in the Consolidated Balance Sheets as of the dates indicated below:

	June 30,	December 31,
	2021	2020

	(In thousands)
2020 Term Loan	32,375	34,125
Debt issuance costs, net	(1,797)	(1,878)
Total debt outstanding, net of debt issuance costs	30,578	32,247
Less: current portion of long-term debt	3,500	3,500
Long-term debt	$27,078	$28,747

The borrower under the 2020 Term Loan is the Company’s wholly-owned subsidiary, Blue Apron, LLC. The obligations under the 2020 Term Loan are guaranteed by Blue Apron Holdings, Inc. and its subsidiaries other than the borrower, and secured by substantially all of the assets of the borrower and the guarantors. The 2020 Term Loan contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. The Company will be required to make mandatory prepayments under certain circumstances, and will have the option to make prepayments under the 2020 Term Loan subject to certain prepayment premiums through the first anniversary of the effective date. As of June 30, 2021, financial covenants included a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the 2020 Term Loan as the number of all active customers on the Company’s internal account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter.

Non-compliance with the covenants under the 2020 Term Loan would result in an event of default upon which the lender could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. As of June 30, 2021, the Company was in compliance with all of the covenants under the 2020 Term Loan.

Facility Financing Obligation

As of June 30, 2021 and December 31, 2020, the Company had a facility financing obligation of $35.9 million and $36.0 million, respectively, related to the leased facility in Linden under the build-to-suit accounting guidance.

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

The Company was subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s IPO. The amended complaint alleged that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop. Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018. Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018. On April 22, 2020, the Court entered an order (i) denying the motion to dismiss insofar as Plaintiffs’ allegations pertained to certain of the disclosures in the registration statement and prospectus claimed by plaintiff, and (ii) narrowing the factual issues in the case. On August 11, 2020, the parties held a mediation after which they entered into a memorandum of understanding on August 14, 2020 regarding a proposed settlement. Discovery has been stayed since August 14, 2020. The Company entered into a stipulation and agreement of settlement to resolve the class action litigation on October 28, 2020, which was subsequently amended on November 12, 2020. Under the terms of the settlement, a payment of $13.3 million is to be made by the Company and/or its insurers in exchange for the release of claims against the defendants and other released parties by the lead plaintiff and all settlement class members and for the dismissal of the action with prejudice. The court granted preliminary approval of the settlement on February 1, 2021 and the Company paid $1.0 million of the settlement amount into escrow, with the remaining $12.3 million balance of the settlement funded by the Company’s insurers. The Company’s contribution to the settlement represented the portion of its insurance retention amount, less the $1.0 million which had been paid by the Company as of December 31, 2020 to cover legal fees relating to this case and the related cases described below, as well as the settlement of the state court action described below. The court granted final approval of the settlement on May 10, 2021, and the deadline to appeal the court’s final approval order has passed. The Company was also subject to two state putative class action lawsuits alleging federal securities law violations in connection with the IPO, which were substantially similar to the above-referenced federal court action. One of the state court action was originally filed in the New York Supreme Court, but was voluntarily dismissed by plaintiffs on September 15, 2020 and subsequently re-filed in the U.S. District Court for the Eastern District of New York on October 2, 2020. On December 2, 2020, the Company settled this lawsuit, which did not have a material impact on the Company’s Consolidated Financial Statements. The second state lawsuit was voluntarily dismissed on May 12, 2021.

In June 2020, certain of the Company’s current and former officers and directors were named as defendants in a shareholder derivative action filed in the Eastern District of New York, captioned Jeffrey Peters v. Matthew B. Salzberg, et al., 1:20-cv-02627. The complaint sought contribution from the officer and director defendants for any damages that the Company may incur as a result of the above-referenced class action lawsuit, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws. On September 11, 2020, this case was stayed pending resolution of the federal securities case. On June 16, 2021, the plaintiff filed a notice of voluntary dismissal requesting that the court to dismiss the action without prejudice and retain jurisdiction of the action solely for the purpose of adjudicating the plaintiff’s counsel’s anticipated application for an award of attorney’s fees and reimbursement of expenses in connection with purportedly mooted claims asserted by the plaintiff in the action. On June 22, 2021, the court dismissed the action but retained jurisdiction of the action solely for the purpose of adjudicating the plaintiff’s counsel’s anticipated application for fees and expenses. On July 28, 2021, the Company and plaintiff’s counsel reached an agreement concerning plaintiff’s counsel’s claim for fees and costs without the need for court intervention.

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

11. Share-based Compensation

The Company recognized share-based compensation for share-based awards in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general and administrative expenses as follows:

	Three Months Ended
	June 30,
	2021	2020

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$14	$27
Product, technology, general and administrative	3,132	1,982
Total share-based compensation	$3,146	$2,009

	Six Months Ended
	June 30,
	2021	2020

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$30	$57
Product, technology, general and administrative	5,435	4,192
Total share-based compensation	$5,465	$4,249

In February 2021, the Company granted 1,190,250 shares of performance-based restricted stock units for its Class A common stock to certain employees, including the Company’s executive officers. Such units are subject to vesting conditions that are tied to the achievement of certain stock price targets and time-based requirements beginning February 25, 2021 and continuing through February 25, 2024. As this grant was determined to include a market condition, the Company utilized the Monte Carlo simulation valuation model to value the grant. The total grant date fair value was $8.7 million, and will be recognized on a straight-line basis over the derived service periods, which range from 0.99 to 2.99 years, as determined by the Monte Carlo simulation valuation model.

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

The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock, and Class C capital stock are substantially the same, other than voting rights. For the three months and six months ended June 30, 2021 and 2020, the Company did not have any outstanding shares of Class C capital stock.

	Three Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B

(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(15,245)	$(3,342)	$811	$303
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	15,482,841	3,393,759	9,778,697	3,654,175
Effect of dilutive securities	—	—	566,883	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	15,482,841	3,393,759	10,345,580	3,654,175

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.98)	$(0.98)	$0.08	$0.08
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.98)	$(0.98)	$0.08	$0.08

	Six Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B

(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(27,942)	$(6,366)	$(13,242)	$(5,789)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	14,994,302	3,416,427	9,302,406	4,066,932
Effect of dilutive securities	—	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	14,994,302	3,416,427	9,302,406	4,066,932

Net income (loss) per share attributable to common stockholders—basic (1)	$(1.86)	$(1.86)	$(1.42)	$(1.42)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(1.86)	$(1.86)	$(1.42)	$(1.42)

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B
Stock options	—	49,044	5,623	156,947
Restricted stock units	2,485,995	—	522,650	—
Total anti-dilutive securities	2,485,995	49,044	528,273	156,947

	Six Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B
Stock options	—	50,462	7,890	170,648
Restricted stock units	2,241,522	—	1,696,683	—
Total anti-dilutive securities	2,241,522	50,462	1,704,573	170,648

13. Fair Value Measurements

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs are developed using market data, such as publicly available information about actual events or transactions, and reflect the assumptions that market participants would use when pricing the asset or liability. Unobservable inputs are inputs for which market data is not available and that are developed using the best information available about the assumptions that market participants would use when pricing the asset or liability.

The fair value hierarchy consists of the following three levels:

Level 1 — Quoted market prices in active markets for identical assets or liabilities.

Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 — Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

The Company uses observable market data when available, and minimizes the use of unobservable inputs when determining fair value.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	June 30, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash and cash equivalents:
Money market accounts	$2,635	$—	$—	$2,635
Total assets measured at fair value	$2,635	$—	$—	$2,635

Liabilities:
Accrued expenses and other current liabilities:
Warrant obligation	$—	$—	$2,218	$2,218
Other noncurrent liabilities:
Warrant obligation	—	—	1,801	1,801
Total liabilities measured at fair value	$—	$—	$4,019	$4,019

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash and cash equivalents:
Money market accounts	$42,408	$—	$—	$42,408
Total assets measured at fair value	$42,408	$—	$—	$42,408

Money market accounts

Money market accounts are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts approximates fair value due to their short-term maturities.

Warrant obligation

The warrant obligation issued in conjunction with the amendment of the Company’s financing agreement as discussed in Note 9 is accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value, and is remeasured as of each balance sheet date with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations. The amount of each warrant to be issued under the obligation set forth in the financing agreement is based upon 0.50% of the then-outstanding shares of the Company’s common stock on a fully-diluted basis on the first day of each quarter beginning on or after July 1, 2021, so long as the 2020 Term Loan remains outstanding. As such, the fair value of the warrant obligation was calculated using the estimated amount of warrants to be issued over the life of the financing agreement multiplied by the price of the Company’s stock as of the closing date, less $0.01 per share to represent each warrant’s exercise price. The estimated amount of shares to be issued was derived from the Company’s estimate of shares of the Company’s common stock on a fully-diluted basis over the life of the financing agreement.

The following table summarizes the changes of the warrant obligation as of June 30, 2021 and December 31, 2020:

	Balance as of December 31, 2020	Initial recognition	Loss (gain) on changes in stock price	Loss (gain) on changes in estimated common stock on a fully-diluted basis	Issuance of warrants	Balance as of June 30, 2021

	(In thousands)
Warrant obligation	$—	$4,567	$(1,262)	$714	$—	$4,019

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

As a result of the action, which was completed in May 2020, the Company recorded $0.8 million in total restructuring costs in Other operating expense during the first half of 2020, consisting of employee-related costs and other exit costs, substantially all of which resulted in cash expenditures. During the three months ended June 30, 2020, the Company recorded $0.3 million of other exit costs. During the six months ended June 30, 2020, the Company recorded $0.4 million of employee-related expenses, primarily consisting of severance payments, and $0.4 million of other exit costs. In addition, during the three months and six months ended June 30, 2020, the Company recorded non-cash impairment charges of $0.2 million and $7.6 million, respectively, primarily consisting of leasehold improvements and equipment. See Note 6 for further discussion of the impairment charges.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 23, 2021. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” under Part II, Item 1A, below. In this discussion, we use certain financial measures that are considered non-GAAP financial measures under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is included elsewhere in this Quarterly Report on Form 10-Q. Investors should not consider non-GAAP financial measures in isolation from or in substitution for financial information presented in compliance with U.S. generally accepted accounting principles. In the below discussion, we use the term basis points to refer to units of one-hundredth of one percent.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Net revenue	$124,010	$131,040	$253,716	$232,897
Net income (loss)	$(18,587)	$1,114	$(34,308)	$(19,031)
Adjusted EBITDA	$(3,547)	$11,127	$(9,605)	$5,337
Net cash from (used in) operating activities	$1,073	$15,673	$(10,878)	$3,069
Free cash flow	$(190)	$14,444	$(13,887)	$229

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,	June 30,
	2020	2020	2020	2021	2021
Orders (in thousands)	2,152	1,917	1,879	2,104	1,977
Customers (in thousands)	396	357	353	391	375
Average Order Value	$60.88	$58.56	$61.43	$61.63	$62.72
Orders per Customer	5.4	5.4	5.3	5.4	5.3
Average Revenue per Customer	$331	$314	$327	$331	$330

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

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine, or market products sold on our e-commerce platforms in a given reporting period. For example, the number of Customers in the three months ended June 30, 2021 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine, or market products in the quarter ended June 30, 2021. We view the number of Customers as a key indicator of our scale and financial performance. Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers. Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer, and Average Revenue per Customer.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest income (expense), net, other operating expense, gain (loss) on extinguishment of debt, other income (expense), net, benefit (provision) for income taxes, depreciation and amortization, and share-based compensation expense. We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP.

Free Cash Flow

Free cash flow is a non-GAAP financial measure defined by us as net cash from (used in) operating activities less purchases of property and equipment. We have presented free cash flow in this Quarterly Report on Form 10-Q because it is used by our management and board of directors as an indicator of the amount of cash we generate or use and to evaluate our ability to satisfy current and future obligations and to fund future business opportunities. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our ability to satisfy our financial obligations and pursue business opportunities, and allowing for greater transparency with respect to a key financial metric used by our management in their financial and operational decision-making. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt repayments or capital lease obligations that are not deducted from the measure. Additionally, other companies, including companies in our industry, may calculate free cash flow differently, which reduces its usefulness as a comparative measure. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

Impact of COVID-19 on our Business

Since late in the first quarter of 2020, the COVID-19 pandemic has to varying degrees resulted in significant economic disruptions and changes to consumer behaviors in the United States, which has impacted and may continue to impact our business.

In particular, since late March 2020, we have experienced an increase in demand due in part, as a result of changes to consumer behaviors resulting from the various restrictions that have been enacted throughout much of the United States in response to the COVID-19 pandemic. As these restrictions begin to be lifted and as vaccines have become more widely available in the United States, this increased demand may not be sustained.

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

The COVID-19 pandemic may have other adverse effects on our business, operations, and financial results and condition, including, among other things, as a result of adverse impacts on labor availability, our fulfillment center operations, consumer behaviors, and on the overall economy. While most areas of the United States have reduced most or all COVID-19 restrictions, as the pandemic continues and if new outbreaks emerge, there is uncertainty regarding the magnitude and duration of the economic and social effects of the COVID-19 pandemic, and therefore we cannot predict the full extent of the positive or negative impacts the pandemic will have on our business, operations, and financial results and condition in future periods. In particular, the positive trends on our operating results relating to changes in consumer behaviors relating to the pandemic that we have generally seen since March may not continue, and could decline in future periods.

Please see “Risk Factors” under Part II, Item 1A for further discussion regarding risks associated with the COVID-19 pandemic.

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our Two-Serving, Four-Serving, and Meal Prep Plans. We also generate net revenue through sales of Blue Apron Wine, and through sales on Blue Apron Market. For each of the three months and six months ending June 30, 2021 and 2020, we derived substantially all of our net revenue from sales of our meals through our direct-to-consumer platform. We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue. Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter. We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In 2020 the economic and social impact of the COVID-19 pandemic masked, in part, the seasonal fluctuations in our operating results as we saw our strongest quarter in the second quarter of 2020. We believe that historical seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the ongoing impact, if any, that the COVID-19 pandemic may have on seasonality. We also anticipate that our net revenue will be impacted by the timing and success of our ongoing product expansion initiatives.

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

Cost of Goods Sold, excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization, consists of product and fulfillment costs. Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for our meals, inbound shipping costs, and cost of products sold through Blue Apron Wine and Blue Apron Market. Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to our customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies. In the near-term we expect that these expenses will be higher because of the various actions taken to increase capacity in our fulfillment centers, as well as due to ongoing investments in product innovation to provide product variety, flexibility, and additional choice for our customers. Over time, we expect such expenses to decrease as a percentage of net revenue as we continue to focus on operational improvements and optimizing our fulfillment center operations.

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

We expect marketing expenses to continue to comprise a significant portion of our operating expenses in support of our growth strategy, while also continuing to focus on efficiency and our customer acquisition strategy to target consumers that we believe will exhibit high affinity and retention through marketing channels we believe to be the most efficient. We anticipate that our marketing strategies, including the timing and extent of our marketing investments, will be informed by our strategic priorities, including our ability to implement our growth strategy, the sufficiency of our cash resources, the seasonal trends in our business, and the competitive landscape of our market, and will fluctuate from quarter-to-quarter and have a significant impact on our quarterly results of operations. We currently expect that our quarterly marketing expense for each of the remaining two quarters of 2021 will be slightly higher than each of the comparable quarters in 2020, as a percentage of net revenue and on an absolute basis. We also anticipate that our near-term marketing strategies and investments may continue to be impacted by the COVID-19 pandemic, and we may reduce or increase marketing expenditures in future periods to help us manage demand to alleviate future capacity constraints. Additionally, we may reduce or adjust our marketing investments, as needed, to manage liquidity and remain in compliance with the minimum liquidity covenant in our senior secured term loan (the “2020 Term Loan”), or to further increase customer acquisition in order to maintain compliance with the minimum subscription count covenant. See Note 2 and Note 9 to the Consolidated Financial Statements for further discussion on the 2020 Term Loan.

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

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt relates to the extinguishment loss recorded upon the amendment of the 2020 Term Loan in May 2021.

Interest Income (Expense), Net

Interest income and expense consists primarily of interest expense on our outstanding borrowings, capital lease financings, and build-to-suit lease financings partially offset by interest income on cash and cash equivalents balances.

Other Income (Expense), Net

Other income (expense), net consists of the change in fair value of the liability-classified warrant obligation upon remeasurement as of each reporting period.

Benefit (Provision) for Income Taxes

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one-time items, and the impact of valuation allowances. For the three months ended June 30, 2021 and 2020, we recorded nominal tax expense, resulting in an effective tax rate of (0.1)% and 1.7%, respectively. For the six months ended June 30, 2021 and 2020, we recorded nominal tax expense, resulting in an effective tax rate of (0.1)% and (0.1)%, respectively. We continue to maintain a valuation allowance for federal and state tax jurisdictions. Our tax provision results from state taxes in a jurisdiction in which net operating losses were not available to offset our tax obligation.

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

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Net revenue	$124,010	$131,040	$253,716	$232,897
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	77,585	77,868	159,177	138,506
Marketing	16,316	11,561	36,256	26,593
Product, technology, general and administrative	36,802	32,493	73,353	66,710
Depreciation and amortization	5,612	6,175	11,232	12,928
Other operating expense	—	269	—	3,467
Total operating expenses	136,315	128,366	280,018	248,204
Income (loss) from operations	(12,305)	2,674	(26,302)	(15,307)
Gain (loss) on extinguishment of debt	(4,089)	—	(4,089)	—
Interest income (expense), net	(2,731)	(1,541)	(4,439)	(3,696)
Other income (expense), net	548	—	548	—
Income (loss) before income taxes	(18,577)	1,133	(34,282)	(19,003)
Benefit (provision) for income taxes	(10)	(19)	(26)	(28)
Net income (loss)	$(18,587)	$1,114	$(34,308)	$(19,031)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(as a percentage of net revenue)
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	62.6%	59.4%	62.7%	59.5%
Marketing	13.2%	8.8%	14.3%	11.4%
Product, technology, general and administrative	29.7%	24.8%	28.9%	28.6%
Depreciation and amortization	4.5%	4.7%	4.4%	5.6%
Other operating expense	—%	0.2%	—%	1.5%
Total operating expenses	109.9%	98.0%	110.4%	106.6%
Income (loss) from operations	(9.9)%	2.0%	(10.4)%	(6.6)%
Gain (loss) on extinguishment of debt	(3.3)%	—	(1.6)%	—%
Interest income (expense), net	(2.2)%	(1.2)%	(1.7)%	(1.6)%
Other income (expense), net	0.4%	—%	0.2%	—%
Income (loss) before income taxes	(15.0)%	0.9%	(13.5)%	(8.2)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(15.0)%	0.9%	(13.5)%	(8.2)%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net Revenue

	Three Months Ended
	June 30,
	2021	2020	% Change

	(In thousands)
Net revenue	$124,010	$131,040	(5)%

Net revenue decreased by $7.0 million, or 5%, to $124.0 million for the three months ended June 30, 2021 from $131.0 million for the three months ended June 30, 2020 as the prior year period reflected the most significant demand from the pandemic. The decrease in net revenue was primarily due to a decrease in Orders and Customers, partially offset by an increase in Average Order Value reflecting the continued execution of our growth strategy, including through product innovation, and the changes in consumer behavior relating to the pandemic. Net revenue for the three months ended June 30, 2021 was positively impacted by the recognition of the recovery of approximately $2.0 million related to customer credits issued in the third quarter of 2020 as a result of a voluntary recall of onions supplied to the Company.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	June 30,
	2021	2020	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$77,585	$77,868	(0)%
% of net revenue	62.6%	59.4%

Cost of goods sold, excluding depreciation and amortization, decreased by $0.3 million, or 0%, to $77.6 million for the three months ended June 30, 2021 from $77.9 million for the three months ended June 30, 2020. This decrease was primarily driven by a decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 62.6% for the three months ended June 30, 2021 from 59.4% for the three months ended June 30, 2020. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

●	an increase of 290 basis points in food and product packaging, driven by the cost of premium and specialty ingredients related to new product offerings and enhancements to our existing product offerings to provide variety, flexibility, and additional choice for our customers, as well as increased usage of higher-priced pre-packaged produce to facilitate and improve capacity at our fulfillment centers; and
●	an increase of 90 basis points in shipping and fulfillment packaging largely driven by rate increases and fuel surcharges from shipping carriers; partially offset by
●	a decrease of 60 basis points in labor costs largely as the three months ended June 30, 2020 reflected increased costs to increase capacity at our fulfillment centers to meet the substantial demand at the height of the pandemic, such as temporary wage increases and attendance bonuses put in place as incentives for frontline employees.

Marketing

	Three Months Ended
	June 30,
	2021	2020	% Change

	(In thousands)
Marketing	$16,316	$11,561	41%
% of net revenue	13.2%	8.8%

Marketing expenses increased by $4.7 million, or 41%, to $16.3 million for the three months ended June 30, 2021 from $11.6 million for the three months ended June 30, 2020 as marketing investments returned to more normal levels following the pullback in the prior year period to help manage fulfillment center capacity during the peak of the pandemic. The increase was seen across online paid channels, partially offset by decreases across offline paid channels and in our customer referral program. As a percentage of net revenue, marketing expenses increased to 13.2% for the three months ended June 30, 2021 from 8.8% for the three months ended June 30, 2020. This increase as a percentage of net revenue included an increase of 500 basis points in online paid channels, partially offset by a decrease of 40 basis points in our customer referral program, and a decrease of 20 basis points in offline paid channels, primarily driven by a decrease in the mix of customer referral orders versus total Orders.

Product, Technology, General and Administrative

	Three Months Ended
	June 30,
	2021	2020	% Change

	(In thousands)
Product, technology, general and administrative	$36,802	$32,493	13%
% of net revenue	29.7%	24.8%

Product, technology, general and administrative expenses increased by $4.3 million, or 13%, to $36.8 million for the three months ended June 30, 2021 from $32.5 million for the three months ended June 30, 2020. This increase was primarily driven by investments to support our business and execute on key business initiatives, including:

●	an increase of $3.0 million in corporate overhead and administrative costs, driven primarily by investments in external consultants to support our growth strategy;
●	an increase of $1.0 million in personnel costs driven by an increase in share-based compensation; and
●	an increase of $0.3 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent.

As a percentage of net revenue, product, technology, general and administrative expenses increased 490 basis points to 29.7% for the three months ended June 30, 2021 from 24.8% for the three months ended June 30, 2020 driven by expenses incurred to support our growth plan and execute on key business initiatives.

Depreciation and Amortization

	Three Months Ended
	June 30,
	2021	2020	% Change

	(In thousands)
Depreciation and amortization	$5,612	$6,175	(9)%
% of net revenue	4.5%	4.7%

Depreciation and amortization decreased by $0.6 million, or 9%, to $5.6 million for the three months ended June 30, 2021 from $6.2 million for the three months ended June 30, 2020. This decrease was primarily driven by impairment charges and write-offs on long-lived assets. As a percentage of net revenue, depreciation and amortization decreased to 4.5% for the three months ended June 30, 2021 from 4.7% for the three months ended June 30, 2020.

Other Operating Expense

Other operating expense for the three months ended June 30, 2021 and 2020 was $0.0 million and $0.3 million, respectively. Other operating expense for the three months ended June 30, 2020 includes exit costs relating to the Arlington fulfillment center closure announced in February 2020.

Income (Loss) from Operations

	Three Months Ended
	June 30,
	2021	2020	% Change

	(In thousands)
Income (loss) from operations	$(12,305)	$2,674	(560)%
% of net revenue	(9.9)%	2.0%

Income (loss) from operations for the three months ended June 30, 2021 and 2020 was $(12.3) million and $2.7 million, respectively. This change was due to an increase in operating expenses of $8.0 million and a decrease in net revenue of $7.0 million. As a percentage of net revenue, income (loss) from operations was (9.9)% and 2.0% for the three months ended June 30, 2021 and 2020, respectively. This decrease was primarily driven by increases as a percentage of net revenue in product, technology, general and administrative expenses, marketing expenses, and cost of goods sold, excluding depreciation and amortization, partially offset by decreases as a percentage of net revenue in depreciation and amortization and other operating expense, and for the reasons set forth above.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt for the three months ended June 30, 2021 and 2020 was $(4.1) million and $0.0 million, respectively. This change was due to the extinguishment loss recorded upon the amendment of the 2020 Term Loan in May 2021.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended June 30, 2021 and 2020 was $(2.7) million and $(1.5) million, respectively. This change was primarily due to the payment of $0.5 million of the closing fee and the derecognition of $0.4 million unamortized debt issuance costs recorded in conjunction with the release of the 2021 Term Loan in June 2021, as well as increased interest expense incurred on outstanding borrowings of $0.3 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2021 and 2020 was $0.5 million and $0.0 million, respectively. This change consists of the change in fair value of the liability-classified warrant obligation, issued in May 2021 in conjunction with the amendment of the 2020 Term Loan, upon remeasurement as of each reporting period.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the three months ended June 30, 2021 and 2020, respectively, reflects state income taxes in a jurisdiction in which net operating losses were not available to offset our tax obligation.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net Revenue

	Six Months Ended
	June 30,
	2021	2020	% Change

	(In thousands)
Net revenue	$253,716	$232,897	9%

Net revenue increased by $20.8 million, or 9%, to $253.7 million for the six months ended June 30, 2021 from $232.9 million for the six months ended June 30, 2020. The increase in net revenue was primarily due to an increase in Orders as well as an increase in Orders per Customer and Average Order Value during the six months ended June 30, 2021 as a result of both the continued execution of our growth strategy, including through product innovation, and the changes in consumer behaviors relating to the COVID-19 pandemic.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Six Months Ended
	June 30,
	2021	2020	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$159,177	$138,506	15%
% of net revenue	62.7%	59.5%

Cost of goods sold, excluding depreciation and amortization, increased by $20.7 million, or 15%, to $159.2 million for the six months ended June 30, 2021 from $138.5 million for the six months ended June 30, 2020. This increase was primarily driven by an increase in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 62.7% for the six months ended June 30, 2021 from 59.5% for the six months ended June 30, 2020. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

●	an increase of 290 basis points in food and product packaging, driven by the cost of premium and specialty ingredients related to new product offerings and enhancements to our existing product offerings to provide variety, flexibility, and additional choice for our customers, as well as increased usage of higher-priced pre-packaged produce to facilitate and improve capacity at our fulfillment centers; and
●	an increase of 30 basis points in shipping and fulfillment packaging largely due to rate increases and fuel surcharges from shipping carriers.

Marketing

	Six Months Ended
	June 30,
	2021	2020	% Change

	(In thousands)
Marketing	$36,256	$26,593	36%
% of net revenue	14.3%	11.4%

Marketing expenses increased by $9.7 million, or 36%, to $36.3 million for the six months ended June 30, 2021 from $26.6 million for the six months ended June 30, 2020, as marketing investments returned to more normal levels following the pullback in the prior year period to help manage fulfillment center capacity during the peak of the pandemic. The increase was seen across online paid channels, partially offset by decreases across offline paid channels and in our customer referral program. As a percentage of net revenue, marketing expenses increased to 14.3% for the six months ended June 30, 2021 from 11.4% for the six months ended June 30, 2020. This increase as a percentage of net revenue included an increase of 400 basis points in online paid channels, partially offset by a decrease of 80 basis points in offline paid channels, and a decrease of 30 basis points in our customer referral program, primarily driven by a decrease in the mix of customer referral orders versus total Orders.

Product, Technology, General and Administrative

	Six Months Ended
	June 30,
	2021	2020	% Change

	(In thousands)
Product, technology, general and administrative	$73,353	$66,710	10%
% of net revenue	28.9%	28.6%

Product, technology, general and administrative expenses increased by $6.7 million, or 10%, to $73.4 million for the six months ended June 30, 2021 from $66.7 million for the six months ended June 30, 2020. This increase was primarily driven by investments to support our business and execute on key business initiatives, including:

●	an increase of $3.4 million in corporate overhead and administrative costs, driven by investments in external consultants to support our growth strategy;
●	an increase of $2.0 million in personnel costs driven by an increase in shared-based compensation; and
●	an increase of $1.3 million in facilities costs for our corporate offices and fulfillment centers, primarily driven by the costs of administering COVID-19 tests to workers at our fulfillment centers.

As a percentage of net revenue, product, technology, general and administrative expenses increased 30 basis points to 28.9% for the six months ended June 30, 2021 from 28.6% for the six months ended June 30, 2020 primarily due to investments to support our business and execute on key business initiatives.

Depreciation and Amortization

	Six Months Ended
	June 30,
	2021	2020	% Change

	(In thousands)
Depreciation and amortization	$11,232	$12,928	(13)%
% of net revenue	4.4%	5.6%

Depreciation and amortization decreased by $1.7 million, or 13%, to $11.2 million for the six months ended June 30, 2021 from $12.9 million for the six months ended June 30, 2020. This decrease was primarily driven by impairment charges and write-offs on long-lived assets. As a percentage of net revenue, depreciation and amortization decreased to 4.4% for the six months ended June 30, 2021 from 5.6% for the six months ended June 30, 2020.

Other Operating Expense

Other operating expense for the six months ended June 30, 2021 and 2020 was $0.0 million and $3.5 million, respectively. Other operating expense for the six months ended June 30, 2020 represents charges of $8.4 million related to the Arlington fulfillment center closure announced in February 2020, including $7.6 million of non-cash impairment charges on long-lived assets, $0.4 million of employee-related expenses, primarily consisting of severance payments, and $0.4 million of other exit costs, partially offset by a $4.9 million non-cash gain, net of a $1.5 million termination fee, on the Fairfield lease termination in March 2020.

Income (Loss) from Operations

	Six Months Ended
	June 30,
	2021	2020	% Change

	(In thousands)
Income (loss) from operations	$(26,302)	$(15,307)	72%
% of net revenue	(10.4)%	(6.6)%

Income (loss) from operations for the six months ended June 30, 2021 and 2020 was $(26.3) million and $(15.3) million, respectively. This change was due to an increase in operating expenses of $31.8 million, which was partially offset by an increase in net revenue of $20.8 million. As a percentage of net revenue, income (loss) from operations was (10.4)% and (6.6)% for the six months ended June 30, 2021 and 2020, respectively. This change was primarily driven by increases as a percentage of net revenue in cost of goods sold, excluding depreciation and amortization, marketing expenses, and product, technology, general and administrative expenses, partially offset by decreases in other operating expense and depreciation and amortization for the reasons set forth above.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt for the six months ended June 30, 2021 and 2020 was $(4.1) million and $0.0 million, respectively. This change was due to the extinguishment loss recorded upon the amendment of the 2020 Term Loan in May 2021.

Interest Income (Expense), Net

Interest income (expense), net for the six months ended June 30, 2021 and 2020 was $(4.4) million and $(3.7) million, respectively. This change was primarily due to the payment of $0.5 million of the closing fee and the derecognition of $0.4 million unamortized debt issuance costs recorded in conjunction with the release of the 2021 Term Loan in June 2021, as well as increased interest expense incurred on outstanding borrowings of $0.3 million, partially offset by a decrease of $0.5 million associated with build-to-suit lease financings as a result of the Fairfield lease termination.

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2021 and 2020 was $0.5 million and $0.0 million, respectively. This change consists of the change in fair value of the liability-classified warrant obligation, issued in May 2021 in conjunction with the amendment of the 2020 Term Loan, upon remeasurement as of each reporting period.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the six months ended June 30, 2021 and 2020, respectively, reflects state income taxes in a jurisdiction in which net operating losses were not available to offset our tax obligation.

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

We define adjusted EBITDA as net income (loss) before interest income (expense), net, other operating expense, gain (loss) on extinguishment of debt, other income (expense), net, benefit (provision) for income taxes, depreciation and amortization, and share-based compensation expense. We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business.

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

Our adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable GAAP equivalent. Some of these limitations are:

●	adjusted EBITDA excludes share-based compensation expense, as share-based compensation expense has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
●	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
●	adjusted EBITDA excludes other operating expense, as other operating expense represents non-cash impairment charges on long-lived assets, a non-cash gain, net of a termination fee, on lease termination, and restructuring costs;

●	adjusted EBITDA excludes loss on extinguishment of debt as this represents a non-cash charge;
●	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
●	adjusted EBITDA does not reflect other (income) expense, net as this represents changes in the fair value of the liability-classified warrant obligation as of each reporting period;
●	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
●	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(18,587)	$1,114	$(34,308)	$(19,031)
Share-based compensation	3,146	2,009	5,465	4,249
Depreciation and amortization	5,612	6,175	11,232	12,928
Other operating expense	—	269	—	3,467
Gain (loss) on extinguishment of debt	4,089	—	4,089	—
Interest (income) expense, net	2,731	1,541	4,439	3,696
Other (income) expense, net	(548)	—	(548)	—
Provision (benefit) for income taxes	10	19	26	28
Adjusted EBITDA	$(3,547)	$11,127	$(9,605)	$5,337

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$1,073	$15,673	$(10,878)	$3,069
Purchases of property and equipment	(1,263)	(1,229)	(3,009)	(2,840)
Free cash flow	$(190)	$14,444	$(13,887)	$229

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable, net, restricted cash, and working capital as of the dates indicated:

	June 30,	December 31,
	2021	2020

	(In thousands)
Cash and cash equivalents	$50,990	$44,122
Accounts receivable, net	$107	$116
Restricted cash included in Prepaid expenses and other assets	$536	$610
Restricted cash included in Other noncurrent assets	$903	$1,100
Working capital (1)	$(31,805)	$(29,640)

(1)	We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities (excluding the current portion of long-term debt and the current portion of the warrant obligation).

Total outstanding debt, net of debt issuance costs, was $30.6 million as of June 30, 2021 and $32.2 million as of December 31, 2020. Issued letters of credit outstanding were $1.4 million and $1.6 million as of June 30, 2021 and December 31, 2020.

Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers and to support our growth strategy. Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and cash generated through financing activities, as discussed below.

Underwritten public offerings

On April 29, 2020, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), or the 2020 Shelf, to register for sale from time to time up to $75.0 million of Class A common stock, preferred stock, debt securities and/or warrants in one or more offerings, which became effective on July 23, 2020. On August 10, 2020, we completed an underwritten public offering (the “August 2020 offering”) of 4,000,000 shares of our Class A common stock under the 2020 Shelf, resulting in $32.9 million of proceeds, net of underwriting discounts and commissions and offering costs. The net proceeds from the August 2020 offering were subject to the mandatory prepayment provisions of the revolving credit facility, and a portion of the proceeds was consequently used to make a repayment of $10.8 million of the borrowings that were then outstanding under our revolving credit facility.

On June 18, 2021, we completed an underwritten public offering (the “June 2021 offering”) of 5,411,900 shares of the Company’s Class A common stock, including the 705,900 shares issuable upon the underwriter’s exercise of its option to purchase additional shares, under the 2020 Shelf, resulting in $21.1 million of proceeds, net of underwriting discounts and commissions and offering costs.

Debt financing transactions

On October 16, 2020 (the “effective date”), we entered into a financing agreement which provided for the 2020 Term Loan in the aggregate principal amount of $35.0 million and maturing in March 2023. The proceeds of the 2020 Term Loan were used, together with cash on hand, to repay in full the outstanding indebtedness under the revolving credit facility and to pay fees and expenses in connection with the transactions contemplated by the 2020 Term Loan. We terminated the revolving credit facility effective as of the closing of the 2020 Term Loan.

On March 18, 2021, our aggregate liquidity balance, as calculated under the terms of the 2020 Term Loan, fell below the required $20.0 million balance, as described below, giving rise to an event of default in respect of the 2020 Term Loan. Our aggregate liquidity balance returned to an amount in excess of $20.0 million the following day, and the agent and the lenders waived the event of default on March 30, 2021.

On May 5, 2021, we amended the financing agreement relating to the 2020 Term Loan (the “amendment”), which modified certain provisions of the financing agreement, as well as provided for a $5.0 million term loan, that was funded into escrow (the “2021 Term Loan”). The 2021 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 10.00% per annum and matured at the same time as the 2020 Term Loan. The amendment also increased the interest rate margin on the 2020 Term Loan by 1.00% per annum. Pursuant to the amendment, the net proceeds of the June 2021 offering were not subject to the mandatory prepayment provision of the 2020 Term Loan. However, the amendment required that the 2021 Term Loan be released in full from escrow to the lenders upon completion of the June 2021 offering.

As of June 30, 2021 the 2020 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum. The principal amount of the 2020 Term Loan is repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the 2020 Term Loan repayable on March 31, 2023.

The 2020 Term Loan contains restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. As of June 30, 2021, the financial covenants in the 2020 Term Loan include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the 2020 Term Loan as the number of all active customers on our internal account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter. As of June 30, 2021, we were in compliance with all of the covenants under the 2020 Term Loan.

Liquidity

We have a history of net losses and have operating cash flows of $(10.9) million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively. In addition, we have experienced significant negative trends in our net revenue. While year-over-year trends in net revenue have generally improved in recent periods, that improvement is, in part, due to changes in consumer behaviors as a result of the COVID-19 pandemic, and by the continued execution of our growth strategy. These positive trends on our operating results may not continue at current levels, and could decline in future periods as restrictions related to COVID-19 continue to be lifted and as vaccines are widely available throughout the United States, or if we are unable to sustain the revenue growth resulting from our growth strategy.

We are continuing to pursue our growth strategy to drive customer and revenue growth through product innovation, partnerships, and marketing investment. Our ability, including the timing and extent, to successfully execute our growth strategy is inherently uncertain and is dependent on continued sufficiency of cash resources, and our ability to implement the initiatives and deliver the results as forecasted, among other factors. Due to this uncertainty, if we are unable to sufficiently deliver results from our growth strategy, manage liquidity, and/or to cost effectively attract new customers and retain existing customers, we may not be able to maintain compliance with the minimum liquidity and minimum subscription count covenants in future periods which may result in an event of default under our 2020 Term Loan. In the event we do not have sufficient cash resources upon an event of default, if we were unable to obtain a waiver or successfully renegotiate the terms of our 2020 Term Loan with our lenders, and the lenders enforced one or more of their rights upon default, we would be unable to meet our current obligations.

If we are unable to sufficiently execute our growth strategy, we believe we have a plan to effectively manage liquidity and customer acquisition and retention in order to maintain compliance with our debt covenants. This includes implementing operational process driven changes to more cost-effectively source the products that we offer, significant expense reductions in areas that we have identified in product, technology, general and administrative costs and capital expenditures to achieve savings and reinvest in the business. This plan further includes modifying and balancing our marketing investments, as needed, to maintain the minimum subscription covenant, while also maintaining sufficient cash to meet the minimum liquidity covenant.

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

Based on the current facts and circumstances, the additional financial flexibility provided through the June 2021 offering discussed above, our financial planning process, and our historical ability to implement cost reductions and adjust marketing strategies, we believe we can effectively manage liquidity and subscription count in order to maintain compliance with the financial covenants under our 2020 Term Loan for at least the next 12 months. As a result, we believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements and the availability and accessibility to additional funds will depend on many factors, including our ability to remain compliant with the covenants of our 2020 Term Loan and those described in the section titled “Risk Factors” under Part II, Item 1A below.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020

	(In thousands)
Net cash from (used in) operating activities	$(10,878)	$3,069
Net cash from (used in) investing activities	(1,707)	(2,727)
Net cash from (used in) financing activities	19,172	366
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,587	708
Cash, cash equivalents, and restricted cash–beginning of period	45,842	46,443
Cash, cash equivalents, and restricted cash–end of period	$52,429	$47,151

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income (loss) adjusted for primarily non-cash items and changes in operating assets and liabilities.

For the six months ended June 30, 2021, net cash from (used in) operating activities was $(10.9) million and consisted of net income (loss) of $(34.3) million, primarily non-cash items of $21.2 million, and a net change in operating assets and liabilities of $2.3 million. Changes in operating assets and liabilities were primarily driven by an increase in accounts payable of $16.5 million and decreases in prepaid expenses and other current assets, other noncurrent assets and liabilities, and accounts receivable of $9.9 million, partially offset by decreases in accrued expenses and other current liabilities and deferred revenue of $19.4 million and an increase in inventories of $4.7 million.

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

For the six months ended June 30, 2021, net cash from (used in) investing activities was $(1.7) million and consisted primarily of $(3.0) million for purchases of property and equipment, of which approximately $(1.2) million relates to capitalized software costs, to support business initiatives and ongoing product expansion, partially offset by $1.3 million of proceeds from the sales of fixed assets.

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

As of June 30, 2021, our projected capital expenditures are expected to amount to approximately $6.0 million to $8.0 million in the aggregate over the next 12 months. The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual scale of our business, and may vary significantly from our estimates.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from public offerings of Class A common stock, net borrowings and repayments of debt, payments of debt issuance costs, proceeds from exercises of stock options, and principal payments on capital lease obligations.

For the six months ended June 30, 2021, net cash from (used in) financing activities was $19.1 million and consisted primarily of $21.1 million of proceeds from the public offering of Class A common stock, net of offering costs and the receipt of funds held in escrow, partially offset by the release of the funds held in escrow, repayments of debt, payments of debt issuance costs, and principal payments on capital lease obligations.

For the six months ended June 30, 2020, net cash from (used in) financing activities was $0.4 million and consisted primarily of proceeds from the exercise of stock options, partially offset by principal payments on capital lease obligations.

Free Cash Flow

We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment.

Our free cash flow was $(13.9) million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, free cash flow consisted of $(10.9) million of net cash from (used in) operating activities and $(3.0) million for purchases of property and equipment, of which approximately $(1.2) million relates to capitalized software costs. For the six months ended June 30, 2020, free cash flow consisted of $3.1 million of net cash from (used in) operating activities and $(2.8) million for purchases of property and equipment, of which approximately $(1.5) million relates to capitalized software costs. Please see “Non-GAAP Financial Measures”

for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

Contractual Obligations

Other than changes which occur in the normal course of business, as of June 30, 2021, there were no other significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, except for operating leases and letters of credit entered into in the normal course of business as discussed above.

Critical Accounting Policies and Significant Estimates

In preparing our consolidated financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent assets and liabilities that are reported in the Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, the fair value of share-based awards, the fair value of the warrant obligation, recoverability of long-lived assets, and the recognition and measurement of contingencies. Therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates and assumptions. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of our other accounting policies and information about our critical accounting policies. In addition, see Note 11 regarding the fair value of our February 2021 share-based award and Note 13 regarding the fair value of the warrant obligation, both included within Part I, Item 1, Notes to Consolidated Financial Statements, in this Quarterly Report on Form 10-Q, for further updates regarding our critical accounting policies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Material developments to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 23, 2021 are set forth under “Note 10 – Commitments and Contingencies – Legal Proceedings” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

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

We have experienced net losses in each year since our inception. In the years ended December 31, 2020, 2019 and 2018, we incurred net losses of $46.2 million, $61.1 million, and $122.1 million, respectively. For the six months ended June 30, 2021 and 2020, we incurred net losses of $34.3 million and $19.0 million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we plan to continue to invest to attract new and retain existing customers, invest to further optimize and drive efficiency in our distribution and fulfillment capabilities, expand our direct-to-consumer product offerings, and enhance our technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our net revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. We incur significant expenses in operating our fulfillment centers, including personnel costs, obtaining and storing ingredients and other products, and developing our technology. In addition, many of our expenses, including the costs associated with our fulfillment centers, are fixed. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

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

To support our existing operations or any future expansion of our business, including our ability to continue to execute our growth strategy, we must have sufficient capital to continue to make investments and to fund our operations. We also must maintain sufficient additional capital to comply with certain covenants in our senior secured term loan, which requires us and our subsidiaries to maintain minimum aggregate amounts of liquidity (defined to include our and our subsidiaries’ unrestricted cash and cash equivalents) and a minimum subscription count (as defined in the senior secured term loan). We cannot assure you that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our existing operations or any growth, including to attract and retain customers, or to do so while maintaining compliance with the covenants in our senior secured term loan. If cash flows from operations are not sufficient or if we fail to adequately manage our available cash and working capital, or sufficiently manage expenses, we will need additional equity or debt financing to provide the funds required to operate our business and to fund any future expansion of our business. If such financing is not available, or we are unable to refinance our senior secured term loan, on satisfactory terms or at all, we may be unable to operate our business, develop new business or execute on our strategic plan to sustain net revenue growth, in each case at the rate desired or at all, and our operating results would suffer. Additionally, new debt financing, such as the amendment to our existing financing agreement in May 2021, may increase expenses, contain covenants that further restrict the operation of our business, and will need to be repaid regardless of operating results. For example, covenants contained in our senior secured term loan include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments. Our senior secured term loan also requires us to make quarterly principal payments, as well as use a portion of the proceeds of certain equity issuances and certain other transactions to repay indebtedness outstanding under the senior secured term loan, and such repayments will be subject to prepayment premiums. Equity financing, debt financing that is convertible into equity, or debt financing that in connection with we issue equity or derivative securities, such as the warrants issuable to our lenders, could result in dilution to our existing stockholders.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to adequately manage our existing capital resources, or to fund our business and strategies would require us to delay, scale back or eliminate some or all of our operations or any future expansion of our business, including our growth initiatives, which could materially adversely affect our business, financial condition and operating results. In addition, if we are unable to deliver results from our growth strategy or otherwise effectively manage liquidity and subscription count, we may not be able to maintain compliance with the covenants in our senior secured term loan, which may result in an event of default under our senior secured term loan. For example, on a single day in March 2021, we did not meet the daily minimum liquidity covenant under our senior secured term loan, resulting in an event of default, and thereafter requiring us to obtain a waiver of such event of default from our lenders and agent. Upon any future covenant breach and corresponding event of default under our senior secured term loan, the lenders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. Given our current liquidity position, upon an event of default, if we are unable to obtain a waiver or successfully renegotiate the terms of our senior secured term loan, the lenders under our senior secured term loan may enforce one or more of their rights upon such future event of default. In that case, we may not be able to meet our current obligations and could be forced to commence a bankruptcy or take other action to maximize the value of our assets, which would materially adversely affect our business, financial condition and operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Our growth strategy, and our ability to grow net revenue and operate profitably, is expected to require additional financing and, together with cost optimization initiatives, will depend largely on our ability to retain existing customers, to cost effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us. If we are unable to retain our existing customers, cost effectively acquire new customers, or keep customers engaged, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to approximately 375,000 in the three months ended June 30, 2021 from approximately 396,000 in the three months ended June 30, 2020, and our net revenue declined to $124.0 million from $131.0 million in that same period. While we have experienced an increase in demand in recent periods due, in part, to the impact the COVID-19 pandemic has had on consumer behaviors, this increased demand may not be sustained as the pandemic’s impact on consumer behaviors tapers. In addition, if, as a result of the COVID-19 pandemic or otherwise, we face significant disruptions in our supply chain, are unable to continue to operate one or more of our fulfillment centers or are unable to timely deliver orders to our customers, we may not be able to retain our customers or attract new customers. Further, to meet increased demand and eliminate complexity in our operations during 2020, we cut back on or delayed certain product offerings and we delayed the launch of other new product offerings that are part of our growth strategy, and if we need to cut back or delay certain product offerings in the future as a result of the pandemic or otherwise, there could be an adverse effect on our ability to retain or attract customers.

We have historically spent significant amounts on advertising and other marketing activities, such as digital and social media, television, radio and podcasts, direct mail, and email, to acquire new customers, retain and engage existing customers, and promote our brand. While we have reduced our marketing expenditures from historic levels, in late 2019, during parts of 2020 and since the first quarter of 2021, we have increased marketing expenditures to more normal levels and we expect our marketing expenses to continue to increase in future periods compared to prior year periods and for marketing expense to continue to comprise a significant portion of our operating expenses. For the years ended December 31, 2020, 2019, and 2018, our marketing expenses were $49.9 million, $48.1 million, and $117.5 million, respectively, representing approximately 10.8%, 10.6%, and 17.6% of net revenue, respectively. For the three months ended June 30, 2021 and 2020, our marketing expenses were $16.3 million and $11.6 million, respectively, representing approximately 13.2% and 8.8% of net revenue, respectively. If we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, we intend to reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the liquidity covenant in our senior secured term loan, which may materially adversely impact net revenue and our ability to execute our growth strategy. To the extent that we reduce marketing expenses or other costs to help manage our liquidity and remain in compliance with the minimum liquidity covenant in our senior secured term loan, there is a risk that such reductions will result in a lower subscription count, which itself could present a risk that we will not be able to comply with the minimum subscription count covenant in our senior secured term loan, which could lead to an event of default under our existing senior secured term loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, we may fail to identify cost-efficient marketing opportunities as we adjust our investments in marketing or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors who spend a larger portion of their revenue on marketing. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. In addition, the increased demand we saw as a result of the impact the COVID-19 pandemic has had on consumer behaviors resulted in us, at times, temporarily reducing marketing spend for portions of 2020 in order to manage capacity. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third-party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results, as well as present a risk that we fail to comply with certain covenants in our senior secured term loan, which could lead to an event of default under our senior secured term loan.

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

Our net revenue decreased from $667.6 million in 2018 to $454.9 million in 2019, and increased to $460.6 million in 2020. The number of our full-time employees decreased from 2,356 at December 31, 2018 to 1,635 at December 31, 2019, and increased to 1,934 at December 31, 2020. As of June 30, 2021, we had 1,544 full-time employees. If we fail to continue to grow net revenue or if our net revenues decline, or if we do not effectively manage our costs, or fail to accurately forecast net revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings may place additional demands on our operations teams and require significant additional financial, operational, human capital, technological and other resources to meet our needs, which may not be available in a cost-effective manner or at all. We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations. If we do not sustain net revenue growth or if we do not effectively manage any future growth or costs, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high-quality product offerings, or maintain compliance with certain covenants in our senior secured term loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

As of June 30, 2021, we had $32.4 million in outstanding borrowings under our senior secured term loan. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to sustain net revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and thus reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and placing us at a competitive disadvantage to less-leveraged competitors.

Because we are required to maintain a minimum cash balance under the senior secured term loan, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before its maturity and we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Any refinancing of our debt could be at higher interest rates, such as the recent increase in interest rates applicable to our senior secured loan as a result of the amendment to that loan in May 2021. A refinancing may also require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any prepayment of our senior secured term loan will be subject to prepayment fees. Our senior secured term loan compared to our prior revolving credit facility, among other things, increased the interest rates applicable to our indebtedness and made certain changes to the financial covenants regarding maintaining a minimum liquidity amount, as well as adding a new minimum subscription count covenant. If we are unable to sufficiently deliver results from our growth strategy and/or effectively manage expenses and cash flows, or maintain sufficient liquidity, we may not be able to comply with the minimum liquidity, minimum subscription count and other covenants contained in our senior secured term loan, which would materially adversely affect our business. For example, on a single day in March 2021, we did not meet the daily minimum liquidity covenant under the senior secured term loan, resulting in an event of default, and requiring us to obtain a waiver of such event of default from our lenders and agent. In addition, certain other covenants in our senior secured term loan more strictly limit the operation of our business than comparable covenants in our prior revolving credit facility. Accordingly, we may be unable to comply with the covenants in our senior secured term loan or we may inadvertently fail to comply with such covenants during the course of the operation of our business similar to our failure to meet the minimum liquidity requirement for one day in the first quarter of 2021. Any future failure to comply with such covenants, or if we cannot make scheduled payments on our debt, may result in an event of default under our senior secured term loan. Upon an event of default under our senior secured term loan, the lenders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. In that event, we could be forced to react by commencing a bankruptcy or taking other action to maximize the value of our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

We believe that our ability to compete depends upon many factors both within and beyond our control, including:

●	our marketing efforts;
●	the flexibility and variety of our product offerings relative to our competitors, and our ability to timely launch new product initiatives;
●	the quality and price of products offered by us and our competitors;
●	our reputation and brand strength relative to our competitors;
●	customer satisfaction;

●	consumer tastes and preferences, which have changed, and may continue to change, in response to the impact of the COVID-19 pandemic or otherwise;
●	the size and composition of our customer base;
●	the convenience of the experience that we provide;
●	the strength of our food safety and quality program;
●	our ability to comply with, and manage the costs of complying with, laws and regulations applicable to our business, including the regulations relating to COVID-19; and
●	our ability to cost-effectively source and distribute the products we offer and to manage our operations.

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

In addition, as the pandemic’s impact on consumer behaviors tapers, and consumers seek out other dining options, we may see an increase in competition, which may be significant and which could have an adverse effect on our business, financial condition and operating results.

If we fail to successfully improve our customer experience, including by continuing to develop new product offerings and enhancing our existing product offerings, our ability to retain existing customers and attract new customers, may be materially adversely affected, and we may not be able to comply with the covenants in our senior secured term loan.

Our customers have a wide variety of options for purchasing food, including traditional and online grocery stores and restaurants, and consumer tastes and preferences may change from time to time, including as a result of the COVID-19 pandemic and the resulting restrictions that were effected throughout most of the United States, which limited some of these options for consumers. Our ability to retain existing customers, attract new customers and increase customer engagement with us will depend in part on our ability to successfully improve our customer experience, including by continuing to create and introduce new product offerings, improving upon and enhancing our existing product offerings and strengthening our customers’ digital interactions with our brand and products, including online and mobile. As a result, we may introduce significant changes to our existing product offerings, develop and introduce new and unproven product offerings, revise our customers’ digital experiences and/or offer our products through new distribution channels. If our new or enhanced product offerings are unsuccessful, including because they fail to generate sufficient revenue or operating profit to justify our investments in them, we may be unable to attract or retain customers, which may impact our ability to comply with certain covenants in our senior secured term loan and our business and operating results could be materially adversely affected. Furthermore, new or shifting customer demands, tastes or interests, superior competitive offerings or a deterioration in our product quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model. In addition, we frequently experiment with and test different product offerings and marketing and pricing strategies, as well as our customers’ digital experiences, including by updating our online and mobile platforms. If these experiments, tests and updates are unsuccessful, or if the product offerings and strategies we introduce based on the results of such experiments, tests and updates do not perform as expected, our ability to retain existing customers, attract new customers, and increase customer engagement may be adversely affected, which may result in a breach of certain covenants in our senior secured term loan.

Developing and launching new product offerings or enhancements to our existing product offerings involves significant risks and uncertainties, including risks related to the reception of such product offerings by our existing and potential future customers, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast demand and related supply), inability to adequately support new offerings or enhancements with sufficient marketing investment and negative publicity in the event such new or enhanced product offerings are perceived to be unsuccessful. In addition, as a result of the increased demand we saw as a result of the impact the COVID-19 pandemic has had on consumer behaviors, we have delayed, and may continue to delay, launching certain new product offerings or cut back on certain weekly cycles in order to remove some operational complexities to meet demand levels, which may have an adverse effect on our ability to retain or attract new customers. For example, in response to the increase in demand as a result of the COVID-19 pandemic, in order to streamline our operations, we temporarily suspended additional menu options through much of the second quarter of 2020, such as returning to eight weekly options under our Two-Serving Plan instead of the eleven weekly options we had introduced in the third quarter of 2019, and delaying the national rollout of our Meal Prep Plan and other new initiatives. We have also closed certain weekly cycle offerings early to limit capacity. While we have reintroduced additional menu option variety back into our offerings and have launched new products, which increase complexity, we may not be able to meet customer demand if we are unable to fully operate our fulfillment centers due to labor shortages or planned or unplanned pauses in production. See “Our results could be materially and adversely affected by the COVID-19 pandemic in the United States.”

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

If we do not successfully maintain, operate and optimize our fulfillment centers, or if we vacate these facilities, or repurpose parts of these facilities as part of our operating efficiency initiatives or otherwise, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business. For example, following the closure of the Arlington fulfillment center in the first half of 2020, we temporarily reopened it in January 2021 to leverage existing assets to meet forecasted demand while we continued to identify and implement other operating efficiencies in our other fulfillment centers; we then closed the Arlington fulfillment center in April 2021, consolidating production volume at our other fulfillment centers. We have encountered in the past, and may encounter in the future, high levels of worker absenteeism and difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, requiring us to use temporary workers through third parties, generally at greater cost and providing lower levels of performance. During the height of the COVID-19 pandemic, we saw higher than normal rates of worker absenteeism and experienced difficulty retaining employees. If there are future outbreaks of COVID-19 in the areas where our fulfillment centers are located, we could experience similar challenges in our workforce. If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, including as a result of the increased demand resulting from the response to COVID-19 or otherwise, our customers may experience delays in receiving their meal deliveries, receive deficient orders and/or have their orders canceled, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results. In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short-term basis, whether as a result of COVID-19 or otherwise, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results.

If events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we may be required to recognize impairment charges on any of our assets. For example, in 2017 we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our fulfillment center in Linden, New Jersey, as well as our decision to no longer pursue the planned build-out of the Fairfield, California facility, which lease was terminated on March 30, 2020. We also rely on fixed duration leases for our other real properties, including for our headquarters in New York, New York, which we entered into in October 2019 and expires in December 2024. If we are unable to timely enter into suitable lease agreements or extensions for any of our real properties, we may incur additional unanticipated costs associated with identifying and securing an alternative premise, suffer disruptions to our operations as a result of any necessary transition, face employee attrition or experience other harm to our business. In May 2021, we entered into an agreement to sublease the remainder of our Arlington fulfillment center, which sublease is expected to continue through the duration of our existing lease for the fulfillment center.

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

As a result of the COVID-19 pandemic, as we worked towards continuing to meet increased demand, from time to time during 2020, we had to cancel or delay some customer orders, and we have closed, and may continue to close, some weekly offering cycles early to manage demand. In addition, we have had to, and may again have to, pause production at a fulfillment center in order to implement our COVID-19 sanitation procedures, which has resulted, and could again result in, delayed or canceled orders. Furthermore, during the COVID-19 pandemic, our fulfillment centers have from time to time experienced, and may experience again in future periods, labor shortages due to higher-than-normal rates of absenteeism and/or challenges hiring a sufficient workforce, which has resulted, and could again in the future result, in a decision to delay or cancel orders. These actions or other actions that we may take in response to the COVID-19 pandemic that have the effect of delaying or canceling orders could negatively impact our ability to maintain, protect or enhance our brand.

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

Furthermore, preferences and overall economic conditions that impact consumer confidence and spending, including discretionary spending, could have a material impact on our business. Economic conditions affecting disposable consumer income such as employment levels, business conditions, higher rates of inflation, slower growth or recession, market volatility, negative impacts on the economy from the COVID-19 pandemic and related uncertainty, negative financial news, changes in housing market conditions, the availability of credit, interest rates, tax rates, new or increased tariffs, fuel and energy costs, the effect of natural disasters or acts of terrorism, and other matters, could reduce consumer spending or cause consumers to shift their spending to lower-priced alternatives, each of which could materially adversely affect our business, financial condition and operating results.

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

We have implemented significant reorganization activities in our business to adjust our cost structure, and we may engage in similar reorganization activities in the future. In February 2020, we announced a plan to close our fulfillment center in Arlington, Texas. As part of this plan, in the first and second quarters of 2020 we transferred all of the remaining production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey and Richmond, California fulfillment centers. Previously, in the first quarter of 2019 we had transferred a substantial portion of production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center. In November 2018, we implemented a reduction in the number of our employees by approximately 4%, which included departures of members of our management team, and in October 2017 we implemented a company-wide realignment of personnel that resulted in a reduction of approximately 6% of our total workforce across our corporate offices and fulfillment centers. These actions resulted and could result in the future in the loss of employees across various functions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, there is a risk of reduced employee morale and, as a result, we could face further employee attrition following a reorganization activity. We may also be unable to efficiently transition the production volume between our fulfillment centers or maintain our production efficiencies during or after any such transfer. For example, we temporarily reopened the Arlington fulfillment center in January 2021 to leverage existing assets to meet forecasted demand while we continued to identify and implement other operating efficiencies in our other fulfillment centers; we then closed the Arlington fulfillment center in April 2021, consolidating production volume at our other fulfillment centers.

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

Our results could be materially and adversely affected by the COVID-19 pandemic in the United States.

The continuing spread of COVID-19 globally, and in particular, continued and future outbreaks of COVID-19 in the United States, could materially and adversely impact our business, including as a result of the loss of adequate labor, whether as a result of heightened absenteeism or challenges in recruiting and retention or otherwise, prolonged closures, or series of temporary closures, of one or more fulfillment centers as a result of a COVID-19 outbreak, a government order or otherwise, or supply chain or carrier interruptions or delays. Further, the COVID-19 pandemic has had, and could continue to have, a negative impact on economic conditions, which may adversely impact consumer demand for meal kits, which may have a material adverse effect on our business, financial condition and operating results. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, including the duration and severity of the COVID-19 pandemic, the level of COVID-19 vaccination rates in various areas of the United States, any re-introduction of restrictions on consumer behaviors, the length of time for economic and operating conditions to return to prior levels, together with resulting consumer behaviors, and numerous other uncertainties, all of which remain uncertain.

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

The future success of our business depends in part on our ability to anticipate and react to changes in food and supply costs and availability. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, market changes, increased competition, general risk of inflation, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, global demand, food safety concerns, public health crises, such as pandemics and epidemics, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands, product recalls and government regulations. For example, any prolonged negative impact of the COVID-19 pandemic on food and supply costs and availability could materially and adversely impact our business, financial condition and operating results. In addition, deflation in food prices could reduce the attractiveness of our product offerings relative to competing products and thus impede our ability to maintain or increase overall sales, while food inflation, particularly periods of rapid inflation, have and could continue to reduce our operating margins as there may be a lag between the time of the price increase and the time at which we are able to increase the price of our product offerings. We generally do not have long-term supply contracts or guaranteed purchase commitments with our food suppliers, and we do not hedge our commodity risks. In limited circumstances, we may enter into strategic purchasing commitment contracts with certain suppliers, but many of these contracts are relatively short in duration and may provide only limited protection from price fluctuations, and the use of these arrangements may limit our ability to benefit from favorable price movements. As a result, we may not be able to anticipate, react to or mitigate against cost fluctuations which could materially adversely affect our business, financial condition and operating results.

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

Our business is seasonal in nature, which impacts the levels at which customers engage with our products and brand, and, as a result, the trends of our revenue and our expenses fluctuate from quarter to quarter. For example, prior to the effect of the economic and social impact of the COVID-19 pandemic, we historically anticipated that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we historically anticipated lower customer engagement. In addition, our marketing strategies and expenditures, which may be informed by these seasonal trends, will impact our quarterly results of operations. These seasonal trends may cause our revenue and our cash requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. We believe that these seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the impact that the COVID-19 pandemic may have on seasonality. Our past net revenue growth, due in part to the impact of the COVID-19 pandemic on consumer behaviors, masked seasonality, but if our net revenue declines or if it increases at a moderate rate, or if seasonal spending by our customers becomes more pronounced, seasonality could have a more significant impact on our operating results from period to period.

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

We also maintain arrangements with third-party transport carriers to deliver the food products we sell to our customers. Interruptions, delays or failures in these carrier services could prevent the timely or proper delivery of these products, which may result in significant product inventory losses given the highly perishable nature of our food products. These interruptions may be due to events that are beyond our control or the control of these carriers, including adverse weather, natural disasters and public health crises, such as pandemics and epidemics. If these carriers experience performance problems or other difficulties, we may not be able to deliver orders in a timely manner and meet customer expectations, and our business and reputation could suffer. For example, carrier interruptions and delays as a result of the COVID-19 pandemic or otherwise could impact our ability to deliver orders to our customers which could materially and adversely impact our business, financial condition and operating results. In addition, if we are not able to maintain acceptable pricing and other terms with these carriers, whether as a result of inflation or otherwise, and we do not increase the price of our product offerings, we may experience reduced operating margins.

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

●	price and volume fluctuations in the overall stock market from time to time;
●	volatility in the market price and trading volume of comparable companies;
●	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;
●	announcements of new service offerings, strategic alliances or significant agreements by us or by our competitors;
●	departure of key personnel;
●	litigation involving us or that may be perceived as having an adverse effect on our business;
●	changes in general economic, industry and market conditions and trends;
●	investors’ general perception of us;
●	sales of large blocks of our stock; and
●	announcements regarding industry consolidation.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	the level of demand for our service offerings and our ability to maintain and increase our customer base, including our ability to maintain higher levels of demand that has resulted from our growth strategy and from the impact the COVID-19 pandemic has had on consumer behaviors;
●	the timing and success of new service introductions by us or our competitors or any other change in the competitive landscape of our market;
●	the mix of products sold;
●	order rates by our customers;
●	pricing pressure as a result of competition or otherwise;
●	delays or disruptions in our supply chain;
●	our ability to reduce costs;

●	errors in our forecasting of the demand for our products, which could lead to lower net revenue or increased costs;
●	seasonal or other variations in buying patterns by our customers;
●	changes in and timing of sales and marketing and other operating expenses that we may incur;
●	levels of customer credits and refunds;
●	adverse litigation judgments, settlements or other litigation-related costs;
●	food safety concerns, regulatory proceedings or other adverse publicity about us or our products;
●	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs;
●	changes in consumer tastes and preferences; and
●	general economic conditions.

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

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If the analyst(s) covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our stock could decline. Since December 31, 2018, twelve of the analysts who formerly covered our stock have ceased to cover our stock and we currently have only one analyst covering our stock. If the remaining analyst ceases to cover our stock, we could lose additional visibility in the market for our stock, which in turn could cause our stock price to decline further.

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

Our capital structure consists of three classes of stock: Class B common stock, with ten votes per share; Class A common stock, with one vote per share; and non-voting Class C capital stock. As of June 30, 2021, stockholders who held shares of Class B common stock, including employees and directors and their affiliates together held approximately 62.7% of the voting power of our outstanding capital stock; our executive officers, directors, 5% stockholders and their respective affiliates together held approximately 62.1% of the voting power of our outstanding capital stock; and our chairman, Matthew B. Salzberg, and Family Trust Created Under Article V of the Matthew Salzberg 2014 Annuity Trust Agreement (which jointly reported its holdings with Mr. M. Salzberg's on a Schedule 13G/A filed with the SEC on February 16, 2021), together held approximately 54.9% of the voting power of our outstanding capital stock. Because Mr. M. Salzberg and Family Trust Created Under Article V of the Matthew Salzberg 2014 Annuity Trust Agreement together control a majority of the combined voting power of our outstanding common stock, they will be able to control all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, so long as the outstanding shares of Class B common stock represent at least 9.1% of the total number of outstanding shares of Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters, including a change of control of our company, for the foreseeable future, and might affect the market price of our Class A common stock.

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

We qualify as a “controlled company” which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

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

As of June 30, 2021, an aggregate of 1,312,322 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act of 1933, or the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of June 30, 2021, the holders of an aggregate of approximately 3 million shares of our common stock have rights, subject to certain conditions, to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered Class A common stock, preferred stock, debt securities and warrants from time to time pursuant to one or more offerings of up to $75,000,000 in aggregate offering price at prices and terms to be determined at the time of sale. On August 10, 2020, we consummated an underwritten public offering of 4,000,000 shares of Class A common stock registered under our universal shelf registration statement. On June 18, 2021, we consummated an underwritten public offering of 5,411,900 shares of Class A common stock, including the 705,900 shares issuable upon the underwriter’s exercise of its option to purchase additional shares, under our universal shelf registration statement. Following the August 2020 and June 2021 offerings, approximately $15.0 million in aggregate offering price remains available for issuance under our universal shelf registration statement.

In connection with the amendment to our senior secured term loan, on the first day of each quarter that our senior secured term loan is outstanding, beginning on or after July 1, 2021, we are obligated to issue warrants to the lenders to purchase such number of shares of Class A common stock as equals 0.50% of the then outstanding shares of our common stock on a fully-diluted basis and we are required to file a registration statement with the SEC to register for resale the shares of Class A common stock underlying the warrants. Pursuant to this obligation, on July 1, 2021, we issued warrants to the lenders exercisable for an aggregate of 130,350 shares of Class A common stock and we filed a registration statement for the resale of such shares with the SEC on July 30, 2021.

Sales of additional amounts of shares of our Class A common stock or other securities convertible into shares of Class A common stock, including any additional warrants to be issued to our lenders in connection with the amendment to our senior secured term loan for which we are obligated to file a shelf registration with the SEC relating to the shares underlying those warrants, could dilute our stockholders.

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

Our restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our Class A common stock. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

●	establishing a classified board of directors with staggered three-year terms so that not all members of our board are elected at one time, which will be fully phased out in 2024;
●	providing that directors may be removed by stockholders only for cause and only with a vote of the holders of at least 66-2/3% of the votes that all our stockholders would be entitled to cast for the election of directors;
●	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our Class A common stock; and
●	limiting the liability of, and providing indemnification to, our directors and officers.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders holding shares representing more than 15%

of the voting power of our outstanding voting stock from engaging in certain business combinations with us. Any provision of our restated certificate of incorporation, as amended, or amended and restated bylaws, as amended, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company or a smaller reporting company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

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

3.1

Restated Certificate of Incorporation of Blue Apron Holdings, Inc. as amended (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on July 30, 2021)

3.2

Amended and Restated By-laws of Blue Apron Holdings, Inc., as amended (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on July 30, 2021)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on July 30, 2021)

10.1

Amendment No. 2 to Financing Agreement, dated as of May 5, 2021, by and among Blue Apron Holdings, Inc., Blue Apron, LLC, Blue Torch Finance LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report Form 8-K, filed with the Securities and Exchange Commission on May 6, 2021)

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

BLUE APRON HOLDINGS, INC.

Date: August 3, 2021	/s/ Linda F. Kozlowski
Linda F. Kozlowski
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 3, 2021	/s/ Randy J. Greben
Randy J. Greben
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)