Form 10-Q
period 2021-09-30
Blue Apron Holdings, Inc.
filed 2021-11-09
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	24,052,784 shares outstanding as of September 30, 2021
Class B Common Stock, $0.0001 par value	0 shares outstanding as of September 30, 2021
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of September 30, 2021

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

●	our ability, including the timing and extent, to successfully support the acceleration and execution of our growth strategy (including the ability to successfully increase marketing and technology improvements on our planned timeline), cost-effectively attract new customers and retain existing customers, including our ability to sustain any increase in demand resulting from both our growth strategy and the COVID-19 (coronavirus) pandemic, and our ability to continue to expand our direct-to-consumer product offerings, and to execute operational efficiency practices;
●	our expectations regarding our expenses and net revenue and our ability to grow adjusted EBITDA and to achieve or maintain profitability;
●	changes in consumer behaviors that could lead to declines in demand, including as the COVID-19 pandemic’s impact on consumer behavior, such as travel and dining out, continues to taper;
●	our ability to attract and retain qualified employees and personnel in sufficient numbers, both generally and in light of ongoing nationwide labor shortages;
●	our expectations regarding, and the stability of, our supply chain, including potential shortages, interruptions and/or increased costs in the supply or delivery of ingredients, and parcel and freight carrier interruptions or delays and/or higher freight or fuel costs, as a result of the COVID-19 pandemic or otherwise;
●	our ability to effectively compete;
●	our ability to maintain and grow the value of our brand and reputation;
●	our ability to maintain food safety and prevent food-borne illness incidents and our susceptibility to supplier-initiated recalls;
●	general changes in consumer tastes and preferences or in consumer spending, including as a result of inflation or other negative economic factors, whether as a result of the COVID-19 pandemic or otherwise;

●	any material and adverse impact of the COVID-19 pandemic on our operations and results, such as the need to cancel or shift customer orders, whether as a result of challenges in employee recruiting and retention, any prolonged closures, or series of temporary closures, of one or both of our fulfillment centers, or supply chain or carrier interruptions or delays;
●	our ability, including the timing and extent, to sufficiently manage costs and to fund investments in our operations in amounts necessary to maintain compliance with financial and other covenants under our indebtedness while continuing to support the execution and acceleration of our growth strategy;
●	our ability to comply with modified or new laws and regulations applying to our business, or the impact that such compliance may have on our business;
●	our ability to achieve our environmental, sustainability and corporate governance goals and to adopt our planned corporate governance reforms, in our anticipated timeframe or at all;
●	our vulnerability to adverse weather conditions, natural disasters, and public health crises, including pandemics; and
●	our ability to obtain and maintain intellectual property protection.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,282	$44,122
Accounts receivable, net	146	116
Inventories, net	23,257	18,185
Prepaid expenses and other current assets	12,624	23,651
Total current assets	71,309	86,074
Property and equipment, net	112,656	125,208
Other noncurrent assets	4,063	4,053
TOTAL ASSETS	$188,028	$215,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,572	$23,691
Accrued expenses and other current liabilities	24,948	41,632
Current portion of long-term debt	3,500	3,500
Deferred revenue	5,345	6,269
Warrant obligation	7,003	—
Total current liabilities	77,368	75,092
Long-term debt	26,487	28,747
Facility financing obligation	35,913	35,957
Other noncurrent liabilities	14,289	11,564
TOTAL LIABILITIES	154,057	151,360
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 24,052,784 and 14,365,664 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	1
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 0 and 3,493,791 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	1
Class C capital stock, par value of $0.0001 per share — 500,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	674,046	642,106
Accumulated deficit	(640,077)	(578,133)
TOTAL STOCKHOLDERS’ EQUITY	33,971	63,975
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$188,028	$215,335

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenue	$109,654	$112,253	$363,370	$345,150
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	73,397	74,499	232,574	213,005
Marketing	14,852	10,862	51,108	37,455
Product, technology, general and administrative	35,237	33,687	108,590	100,397
Depreciation and amortization	5,507	5,871	16,739	18,799
Other operating expense	—	1,100	—	4,567
Total operating expenses	128,993	126,019	409,011	374,223
Income (loss) from operations	(19,339)	(13,766)	(45,641)	(29,073)
Gain (loss) on extinguishment of debt	—	—	(4,089)	—
Interest income (expense), net	(1,864)	(1,482)	(6,303)	(5,178)
Other income (expense), net	(6,432)	—	(5,884)	—
Income (loss) before income taxes	(27,635)	(15,248)	(61,917)	(34,251)
Benefit (provision) for income taxes	(1)	(14)	(27)	(42)
Net income (loss)	$(27,636)	$(15,262)	$(61,944)	$(34,293)

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(1.17)	$(0.96)	$(3.07)	$(2.41)
Diluted	$(1.17)	$(0.96)	$(3.07)	$(2.41)
Weighted-average shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	23,709,639	15,861,948	20,196,442	14,206,273
Diluted	23,709,639	15,861,948	20,196,442	14,206,273

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
2021
Balance — December 31, 2020	14,365,664	$1	3,493,791	$1	$642,106	$(578,133)	$63,975
Conversion from Class B to Class A common stock	100,000	0	(100,000)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	191,595	0	—	—	0	—	—
Share-based compensation	—	—	—	—	2,366	—	2,366
Net income (loss)	—	—	—	—	—	(15,721)	(15,721)
Balance — March 31, 2021	14,657,259	$1	3,393,791	$1	$644,472	$(593,854)	$50,620
Conversion from Class B to Class A common stock	83	0	(83)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	138,389	0	—	—	0	—	—
Issuance of common stock, net of offering costs	5,411,900	1	—	—	21,143	—	21,144
Share-based compensation	—	—	—	—	3,300	—	3,300
Net income (loss)	—	—	—	—	—	(18,587)	(18,587)
Balance — June 30, 2021	20,207,631	$2	3,393,708	$1	$668,915	$(612,441)	$56,477
Conversion from Class B to Class A common stock	3,393,708	0	(3,393,708)	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	151,445	0	—	—	—	—	—
Issuance of common stock from the Salzberg Private Placement, net of issuance costs	300,000	0	—	—	2,799	—	2,799
Share-based compensation	—	—	—	—	2,332	—	2,332
Net income (loss)	—	—	—	—	—	(27,636)	(27,636)
Balance — September 30, 2021	24,052,784	$2	—	$—	674,046	(640,077)	33,971

2020
Balance — December 31, 2019	7,799,093	$1	5,464,196	$1	$599,976	$(531,979)	$67,999
Conversion from Class B to Class A common stock	1,835,947	0	(1,835,947)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	92,243	0	25,999	0	486	—	486
Share-based compensation	—	—	—	—	2,321	—	2,321
Net income (loss)	—	—	—	—	—	(20,145)	(20,145)
Balance — March 31, 2020	9,727,283	$1	3,654,248	$1	$602,783	$(552,124)	$50,661
Conversion from Class B to Class A common stock	101	0	(101)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	159,260	0	—	—	0	—	—
Share-based compensation	—	—	—	—	2,094	—	2,094
Net income (loss)	—	—	—	—	—	1,114	1,114
Balance — June 30, 2020	9,886,644	$1	3,654,147	$1	$604,877	$(551,010)	$53,869
Conversion from Class B to Class A common stock	327	0	(327)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	145,015	0	—	—	(7)	—	(7)
Issuance of common stock, net of offering costs	4,000,000	0	—	—	32,867	—	32,867
Share-based compensation	—	—	—	—	2,181	—	2,181
Net income (loss)	—	—	—	—	—	(15,262)	(15,262)
Balance — September 30, 2020	14,031,986	$1	3,653,820	$1	$639,918	$(566,272)	$73,648

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(61,944)	$(34,293)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	16,739	18,799
Loss (gain) on disposal of property and equipment	(1,025)	—
Loss (gain) on build-to-suit accounting derecognition	—	(4,936)
Loss on impairment	—	7,662
Loss on extinguishment of debt	4,089	—
Change in fair value of warrant obligation	5,884	—
Changes in reserves and allowances	49	(235)
Share-based compensation	7,631	6,338
Non-cash interest expense	1,092	546
Changes in operating assets and liabilities:
Accounts receivable	(30)	136
Inventories	(5,356)	6,326
Prepaid expenses and other current assets	10,534	(13,966)
Accounts payable	13,001	3,388
Accrued expenses and other current liabilities	(16,460)	4,249
Deferred revenue	(924)	(347)
Other noncurrent assets and liabilities	(676)	2,281
Net cash from (used in) operating activities	(27,396)	(4,052)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,084)	(4,777)
Proceeds from sale of property and equipment	1,356	165
Net cash from (used in) investing activities	(2,728)	(4,612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	21,144	32,867
Proceeds from the Salzberg Private Placement, net of issuance costs	2,799	—
Receipt of funds held in escrow	5,000	—
Release of funds held in escrow	(5,000)	—
Repayments of debt	(2,625)	(10,846)
Payments of debt issuance costs	(214)	—
Proceeds from exercise of stock options	—	477
Principal payments on capital lease obligations	(101)	(166)
Net cash from (used in) financing activities	21,003	22,332
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(9,121)	13,668
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	45,842	46,443
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$36,721	$60,111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$61	$60
Cash paid for interest	$4,977	$4,991
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$—	$(565)
Non-cash additions to property and equipment	$391	$261
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$392	$119

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements (the “Consolidated Financial Statements”) have been prepared on the same basis as the audited Consolidated Financial Statements, and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and December 31, 2020, results of operations for the three months and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2021 (the “Annual Report”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Annual Report, except those additional significant policies as described within the accompanying notes to the Consolidated Financial Statements.

The accompanying Consolidated Financial Statements include the accounts of Blue Apron Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

In preparing its Consolidated Financial Statements in accordance with GAAP, the Company is required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, and expenses, and disclosure of contingent assets and liabilities which are reported in the Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, the fair value of share-based awards, the fair value of the Blue Torch warrant obligation (discussed in Note 14), recoverability of long-lived assets, and the recognition and measurement of contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from the Company’s estimates and assumptions.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued its standard on lease accounting, Accounting Standards Update No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. Subsequent to February 2016, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, ASU No. 2019-01, Leases (Topic 842): Codification Improvements, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, to improve and clarify certain aspects of ASU No. 2016-02, as well as to defer its effective date for certain entities, and ASU No. 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments. For the Company, the new standard is effective for annual periods beginning January 1, 2022, and interim periods beginning January 1, 2023. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under non-cancelable operating leases on the Consolidated Balance Sheets resulting in the recording of right-of-use assets and lease obligations. The Company is currently evaluating any additional impacts this guidance will have on its Consolidated Financial Statements.

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

3. Inventories, Net

Inventories, net consist of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Fulfillment	$2,839	$3,366
Product	20,418	14,819
Inventories, net	$23,257	$18,185

Product inventory primarily consists of bulk and prepped food, containers, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Insurance proceeds receivable	$—	$11,250
Prepaid insurance	7,125	7,092
Other current assets	5,499	5,309
Prepaid expenses and other current assets	$12,624	$23,651

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$35,282	$44,122
Restricted cash included in Prepaid expenses and other current assets	279	610
Restricted cash included in Other noncurrent assets	1,160	1,110
Total cash, cash equivalents, and restricted cash	$36,721	$45,842

	September 30,	December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$58,722	$43,531
Restricted cash included in Prepaid expenses and other current assets	279	—
Restricted cash included in Other noncurrent assets	1,110	2,912
Total cash, cash equivalents, and restricted cash	$60,111	$46,443

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Computer equipment	$11,450	$11,110
Capitalized software	23,490	21,318
Fulfillment equipment	52,064	51,096
Furniture and fixtures	2,730	3,408
Leasehold improvements	32,331	32,969
Buildings(1)	114,877	114,877
Construction in process	1,553	1,442
Property and equipment, gross	238,495	236,220
Less: accumulated depreciation and amortization	(125,839)	(111,012)
Property and equipment, net	$112,656	$125,208
(1)	Buildings includes a build-to-suit lease arrangement in Linden, New Jersey where the Company is considered the owner for accounting purposes, and as of September 30, 2021 and December 31, 2020, contains $31.3 million of the capitalized fair value of the building, $80.8 million of costs incurred directly by the Company relating to this arrangement, and $2.8 million of capitalized interest for related construction projects.

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

The Company concluded that this change in operations represented a triggering event with respect to its long-lived assets at the Arlington fulfillment center and therefore performed an impairment test in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. The carrying amount of the Company’s long-lived assets at the Arlington fulfillment center was $11.7 million and the fair value was $4.1 million as of the impairment date, resulting in an impairment of $7.6 million, primarily consisting of leasehold improvements and equipment, recorded in Other operating expense during the nine months ended September 30, 2020.

In May 2020, the transition of production volume to the Linden and Richmond fulfillment centers was completed, with the Company’s Arlington fulfillment center equipment primarily having been relocated to the Company’s other fulfillment centers. The Company temporarily reopened its Arlington fulfillment center beginning in January 2021 to leverage existing assets to meet forecasted demand while continuing to implement operating efficiencies at its other fulfillment centers. In April 2021, the Company closed down the temporary Arlington fulfillment center, with all production volume consolidated at its other fulfillment centers. The closure of the Arlington fulfillment center after its temporary reopening did not have a material impact on the Company’s Consolidated Financial Statements. Additionally, in May 2021, the Company entered into an agreement to sublease the remainder of its Arlington fulfillment center. The sublease continues through the duration of the Company’s existing lease for the fulfillment center and entitles the Company to future minimum sublease payments of approximately $2.4 million as of September 30, 2021. The Company has non-cancelable future minimum lease payments of approximately $1.4 million to the original lessor of the fulfillment center as of September 30, 2021.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Accrued compensation	$11,178	$17,189
Accrued credits and refunds reserve	1,312	1,547
Accrued legal settlements	—	12,250
Accrued marketing expenses	2,155	2,006
Accrued shipping expenses	2,363	2,060
Other current liabilities	7,940	6,580
Accrued expenses and other current liabilities	$24,948	$41,632

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

8. Deferred Revenue

Deferred revenue consists of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Cash received prior to fulfillment	$3,349	$1,550
Gift cards, prepaid orders, and other	1,996	4,719
Deferred revenue	$5,345	$6,269

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

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $5.3 million and $6.3 million as of September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, the Company recognized $5.1 million to Net revenue from the Deferred revenue at December 31, 2020.

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

Pursuant to the Amendment, the net proceeds of the June 2021 offering (discussed in Note 11) were not subject to the mandatory prepayment provision of the 2020 Term Loan. However, the Amendment required that the 2021 Term Loan be released in full from escrow to the lenders upon completion of the June 2021 offering, upon which the minimum liquidity covenant was reset to $20.0 million at all times. The Company also repaid $0.5 million of the $1.0 million closing fee charged under the Amendment, which (i) bore interest at the same rate as of the 2021 Term Loan, and (ii) 50% of which was forgiven because the 2021 Term Loan was repaid within 60 days after the closing date.

As of September 30, 2021, the 2020 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum. The principal amount of the 2020 Term Loan is repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the 2020 Term Loan repayable on March 31, 2023. The Company is also obligated under the 2020 Term Loan to pay customary fees, including an anniversary fee equal to 1.00% of the average daily principal amount of the 2020 Term Loan outstanding over the past 12 months.

In connection with the Amendment, the Company agreed to prospectively grant warrants (the “Blue Torch warrant obligation”) to the lenders. Under the terms of the Blue Torch warrant obligation, so long as the 2020 Term Loan remains outstanding, on the first day of each quarter beginning on or after July 1, 2021, the Company will issue a warrant to the lenders to purchase at an exercise price of $0.01 per share such number of shares of Class A common stock of the Company as equals 0.50% of the then outstanding shares of common stock of the Company, on a fully-diluted basis. Subject to limited exceptions, subsequent to their respective issuance date the number of shares issuable upon exercise of each warrant is subject to increase each time the Company issues or sells any shares of common stock, common stock equivalents, options, or convertible securities for a consideration per share (including upon exercise, exchange, or conversion) of less than the fair market value per share of the Class A common stock as of the applicable issuance date in accordance with the Amendment. The warrants will expire five years after the applicable issuance date and will be exercisable on a cash basis or, at the election of the holder, on a cashless basis.

The Blue Torch warrant obligation was accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value as of the closing date, due to certain settlement provisions within the corresponding warrant obligation provisions under the financing agreement that do not meet the criteria to be classified in stockholders’ equity. The short-term portion of warrants to be issued, as well as the portion of warrants issued and exercisable for shares of Class A common stock, under the Blue Torch warrant obligation were recorded within Warrant Obligation, and the long-term portion within Other noncurrent liabilities on the Consolidated Balance Sheets. The Blue Torch warrant obligation is remeasured to fair value at each balance sheet date, with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations.

The Company evaluated the Amendment under ASC 470-50, Modifications and Extinguishments, which states that if the modification of the terms of an existing debt agreement is considered substantial, the transaction shall be accounted for as an extinguishment, with the amended debt instrument then initially recorded at fair value. The Company concluded that the modification was considered substantial, and qualified for extinguishment accounting under such guidance. Accordingly, the Company recorded a $4.1 million extinguishment loss in the Consolidated Statements of Operations, which consisted of (i) a $4.6 million loss related to the contemporaneous issuance of the Blue Torch warrant obligation, as discussed above, (ii) a $0.1 million loss related to fees paid on behalf of the lender, partially offset by (iii) a $0.6 million gain related to the difference between the fair value of the modified debt instrument and the net carrying value of the debt immediately before extinguishment.

In connection with the extinguishment accounting, the Company derecognized all related unamortized debt issuance costs, and simultaneously recorded additional debt issuance costs of $2.0 million within Long-term debt, which are being amortized using the effective interest method over the remaining term. The following table summarizes the presentation of the Company’s debt balances in the Consolidated Balance Sheets as of the dates indicated below:

	September 30,	December 31,
	2021	2020

	(In thousands)
2020 Term Loan	$31,500	$34,125
Debt issuance costs, net	(1,513)	(1,878)
Total debt outstanding, net of debt issuance costs	29,987	32,247
Less: current portion of long-term debt	3,500	3,500
Long-term debt	$26,487	$28,747

The borrower under the 2020 Term Loan is the Company’s wholly-owned subsidiary, Blue Apron, LLC. The obligations under the 2020 Term Loan are guaranteed by Blue Apron Holdings, Inc. and its subsidiaries other than the borrower, and secured by substantially all of the assets of the borrower and the guarantors. The 2020 Term Loan contains certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. The Company will be required to make mandatory prepayments under certain circumstances, and will have the option to make prepayments under the 2020 Term Loan subject to certain prepayment premiums through the first anniversary of the effective date. As of September 30, 2021, financial covenants included a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the 2020 Term Loan as the number of all active customers on the Company’s internal account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter.

Non-compliance with the covenants under the 2020 Term Loan would result in an event of default upon which the lender could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. As of September 30, 2021, the Company was in compliance with all of the covenants under the 2020 Term Loan.

Facility Financing Obligation

As of September 30, 2021 and December 31, 2020, the Company had a facility financing obligation of $35.9 million and $36.0 million, respectively, related to the leased facility in Linden under the build-to-suit accounting guidance.

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

The Company was subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s IPO. The amended complaint alleged that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop. Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018. Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018. On April 22, 2020, the Court entered an order (i) denying the motion to dismiss insofar as Plaintiffs’ allegations pertained to certain of the disclosures in the registration statement and prospectus claimed by plaintiff, and (ii) narrowing the factual issues in the case. On August 11, 2020, the parties held a mediation after which they entered into a memorandum of understanding on August 14, 2020 regarding a proposed settlement. Discovery has been stayed since August 14, 2020. The Company entered into a stipulation and agreement of settlement to resolve the class action litigation on October 28, 2020, which was subsequently amended on November 12, 2020. Under the terms of the settlement, a payment of $13.3 million is to be made by the Company and/or its insurers in exchange for the release of claims against the defendants and other released parties by the lead plaintiff and all settlement class members and for the dismissal of the action with prejudice. The court granted preliminary approval of the settlement on February 1, 2021 and the Company paid $1.0 million of the settlement amount into escrow, with the remaining $12.3 million balance of the settlement funded by the Company’s insurers. The Company’s contribution to the settlement represented the portion of its insurance retention amount, less the $1.0 million which had been paid by the Company as of December 31, 2020 to cover legal fees relating to this case and the related cases described below, as well as the settlement of the state court action described below. The court granted final approval of the settlement on May 10, 2021, and the deadline to appeal the court’s final approval order has passed. The Company was also subject to two state putative class action lawsuits alleging federal securities law violations in connection with the IPO, which were substantially similar to the above-referenced federal court action. One of the state court actions was originally filed in the New York Supreme Court, but was voluntarily dismissed by plaintiffs on September 15, 2020 and subsequently re-filed in the U.S. District Court for the Eastern District of New York on October 2, 2020. On December 2, 2020, the Company settled this lawsuit, which did not have a material impact on the Company’s Consolidated Financial Statements. The second state lawsuit was voluntarily dismissed on May 12, 2021.

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

11. Stockholders’ Equity (Deficit)

Salzberg Private Placement

On September 15, 2021, the Company announced its intention to conduct (i) a fully backstopped $45.0 million rights offering for shares of its Class A common stock and related warrants and (ii) two private placements for an aggregate of $33.0 million of gross proceeds (collectively, the “Capital Raise”). In connection with the backstop for the rights offering and the two private placements, on September 15, 2021, the Company entered into a purchase agreement (the “Purchase Agreement”) with RJB Partners LLC (“RJB”), an affiliate of Joseph N. Sanberg, an existing stockholder of the Company, and Matthew B. Salzberg, the Company’s co-founder and former Chairman of the Board. For additional information regarding the Capital Raise and the Purchase Agreement, see Note 16 Subsequent Events.

Under the Purchase Agreement and concurrently with its execution, Mr. M. Salzberg purchased for an aggregate purchase price of $3.0 million, (i) 300,000 shares of Class A common stock, (ii) warrants to purchase 240,000 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 120,000 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 60,000 shares of Class A common stock at an exercise price of $20.00 per share, resulting in $2.8 million of proceeds, net of issuance costs, without giving effect to the receipt of any exercise price of any warrants issued in the transactions (the “Salzberg Private Placement”). The shares of Class A common stock and warrants were issued separately and constitute separate securities. The warrants are non-transferable, except in limited circumstances. As of September 30, 2021, the warrants issued in the Salzberg Private Placement to purchase an aggregate of 420,000 shares of the Company’s Class A common stock were unexercised. The Company conducted an assessment of the classification of the warrants issued in the Salzberg Private Placement and, based on their terms, concluded the warrants are equity-classified. Accordingly, the net proceeds have been recorded within stockholders’ equity (deficit).

Conversion of Class B Common Stock

In connection with the transactions described above and as a condition of the Purchase Agreement, Mr. M. Salzberg, Barry Salzberg, and Mr. Sanberg and certain of their respective affiliates, elected to convert all of their respective outstanding shares of Class B common stock into shares of Class A common stock, on a one-share-for-one-share basis, effective on September 15, 2021. The Class B common stock was substantially the same as the Class A common stock except Class B common stock had ten votes per share whereas Class A common stock has one vote per share.

As a result of these voluntary conversions, pursuant to Section 7.2(d) of Part A of Article Fourth of the Company’s Restated Certificate of Incorporation (the “Charter”), which provides for the automatic conversion of all outstanding Class B common stock when the outstanding shares of Class B common stock represent less than five percent (5%) of the combined voting power of the outstanding Class A common stock and Class B common stock, all of the Company’s outstanding shares of Class B common stock automatically converted into shares of Class A common stock on a one-share-for-one-share basis (the “Class B Automatic Conversion”). Following the Class B Automatic Conversion, the Company has only one class of common stock outstanding, its Class A common stock, and the Company ceased to be a “controlled company” as defined under New York Stock Exchange listing rules.

Underwritten Public Offerings

On June 18, 2021, the Company completed an underwritten public offering (the “June 2021 offering”), pursuant to its universal shelf registration filed with the SEC on April 29, 2020 (the “2020 Shelf”), of 5,411,900 shares of the Company’s Class A common stock, including the 705,900 shares issuable upon the underwriter’s exercise of its option to purchase additional shares, resulting in $21.1 million of proceeds, net of underwriting discounts and commissions and offering costs.

On August 10, 2020, the Company completed an underwritten public offering, pursuant to the 2020 Shelf, of 4,000,000 shares of the Company’s Class A common stock, resulting in $32.9 million of proceeds, net of underwriting discounts and commissions and offering costs.

12. Share-based Compensation

The Company recognized share-based compensation for share-based awards in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general and administrative expenses as follows:

	Three Months Ended
	September 30,
	2021	2020

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$10	$22
Product, technology, general and administrative	2,156	2,067
Total share-based compensation	$2,166	$2,089

	Nine Months Ended
	September 30,
	2021	2020

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$40	$79
Product, technology, general and administrative	7,591	6,259
Total share-based compensation	$7,631	$6,338

In February 2021, the Company granted 1,190,250 shares of performance-based restricted stock units for its Class A common stock to certain employees, including the Company’s executive officers. Such units are subject to vesting conditions that are tied to the achievement of certain stock price targets and time-based requirements beginning February 25, 2021 and continuing through February 25, 2024. As this grant was determined to include a market condition, the Company utilized the Monte Carlo simulation valuation model to value the grant. The total grant date fair value was $7.7 million, and will be recognized on a straight-line basis over the derived service periods, which range from 0.99 to 2.99 years, as determined by the Monte Carlo simulation valuation model.

13. Earnings per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding common stock options, restricted stock units, and warrants. For periods in which the Company has reported net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Prior to the Class B Automatic Conversion, the rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock, and Class C capital stock were substantially the same, other than voting rights. For the three months and nine months ended September 30, 2021 and 2020, the Company did not have any outstanding shares of Class C capital stock. Following the Class B Automatic Conversion on September 15, 2021, the Company has only one class of common stock outstanding. See Note 11 for further discussion of the Class B Automatic Conversion.

	Three Months Ended September 30,
	2021		2020
	Class A	Class B	Class A	Class B

(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(24,368)	$(3,268)	$(11,746)	$(3,516)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	20,906,141	2,803,498	12,208,041	3,653,907
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	20,906,141	2,803,498	12,208,041	3,653,907

Net income (loss) per share attributable to common stockholders—basic (1)	$(1.17)	$(1.17)	$(0.96)	$(0.96)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(1.17)	$(1.17)	$(0.96)	$(0.96)

	Nine Months Ended September 30,
	2021		2020
	Class A	Class B	Class A	Class B

(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(52,099)	$(9,845)	$(24,810)	$(9,483)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	16,986,570	3,209,872	10,278,021	3,928,252
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	16,986,570	3,209,872	10,278,021	3,928,252

Net income (loss) per share attributable to common stockholders—basic (1)	$(3.07)	$(3.07)	$(2.41)	$(2.41)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(3.07)	$(3.07)	$(2.41)	$(2.41)

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended September 30,
	2021		2020
	Class A	Class B	Class A	Class B
Stock options	44,764	—	—	93,718
Restricted stock units	2,299,766	—	1,689,874	—
Warrants	550,350	—	—	—
Total anti-dilutive securities	2,894,880	—	1,689,874	93,718

	Nine Months Ended September 30,
	2021		2020
	Class A	Class B	Class A	Class B
Stock options	48,542	—	5,241	144,818
Restricted stock units	2,262,173	—	1,694,397	—
Warrants	550,350	—	—	—
Total anti-dilutive securities	2,861,065	—	1,699,638	144,818

14. Fair Value Measurements

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	September 30, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash and cash equivalents:
Money market accounts	$2,635	$—	$—	$2,635
Total assets measured at fair value	$2,635	$—	$—	$2,635

Liabilities:
Warrant obligation	$—	$—	$7,003	$7,003
Other noncurrent liabilities:
Warrant obligation	—	—	3,449	3,449
Total liabilities measured at fair value	$—	$—	$10,452	$10,452

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash and cash equivalents:
Money market accounts	$42,408	$—	$—	$42,408
Total assets measured at fair value	$42,408	$—	$—	$42,408

Money market accounts

Money market accounts are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts approximates fair value due to their short-term maturities.

Warrant obligation

The Blue Torch warrant obligation issued in conjunction with the Amendment, as discussed in Note 9, is accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value, and is remeasured as of each balance sheet date with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations. The amount of each warrant to be issued under the obligation set forth in the financing agreement is based upon 0.50% of the then-outstanding shares of the Company’s common stock on a fully-diluted basis on the first day of each quarter beginning on or after July 1, 2021, so long as the 2020 Term Loan remains outstanding. As such, the fair value of the Blue Torch warrant obligation was calculated using the estimated amount of warrants to be issued over the life of the financing agreement multiplied by the price of the Company’s stock as of the closing date, less $0.01 per share to represent each warrant’s exercise price. The estimated amount of shares to be issued was derived from the Company’s estimate of shares of the Company’s common stock on a fully-diluted basis over the life of the financing agreement. As of September 30, 2021, warrants issued to purchase 130,350 shares of Class A common stock were unexercised.

The following table summarizes the changes of the Blue Torch warrant obligation as of September 30, 2021 and December 31, 2020:

	Balance as of December 31, 2020	Initial recognition	Loss (gain) on changes in stock price	Loss (gain) on changes in estimated common stock on a fully-diluted basis	Issuance of warrants	Balance as of September 30, 2021

	(In thousands)
Warrant obligation	$—	$4,567	$1,628	$3,300	$957	$10,452

15. Restructuring Costs

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

16. Subsequent Events

On September 15, 2021, the Company entered into the Purchase Agreement with RJB and Mr. M. Salzberg relating to the Capital Raise for an aggregate of $78.0 million of gross proceeds, without giving effect to the receipt of any exercise price of any warrants issued in the transactions. The Purchase Agreement provided that, among other things:

●	The Company would conduct a rights offering (the “Rights Offering”), pursuant to which the Company distributed, at no charge, to the holders of record of its outstanding shares of Class A common stock and certain outstanding warrants to purchase shares of Class A common stock held by the Company’s lenders (the “Eligible Securityholders”) one non-transferable subscription right (each, a “Subscription Right” and collectively, the “Subscription Rights”) for each share of Class A common stock held or, in the case of the holders of the applicable outstanding warrants, each share of Class A common stock issuable upon exercise of such warrants. Each Subscription Right provided the Eligible Securityholder the right to purchase one unit consisting of (i) a fraction of (the “Applicable Fraction”) of one share of Class A common stock, (ii) one warrant to purchase the Applicable Fraction of 0.8 of one share of Class A common stock at an exercise price of $15.00 per share, (iii) one warrant to purchase the Applicable Fraction of 0.4 of one share of Class A common stock at an exercise price of $18.00 per share, and (iv) one warrant to purchase the Applicable Fraction of 0.2 of one share of Class A common stock at an exercise price of $20.00 per share. The Applicable Fraction was equal to 0.185055707113895 based upon the shares held (or issuable upon exercise of the applicable outstanding warrants) by the Eligible Securityholders as of the record date. The subscription price for each unit was equal to $1.8505 (or $10.00 multiplied by the Applicable Fraction). 6,671,271 subscription rights were subscribed for in the rights offering, which closed on November 4, 2021, resulting in the issuance of (i) 1,234,187 shares of Class A common stock, (ii) warrants to purchase 987,645.417802738 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 493,822.7089013690 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 246,911.3544506840 shares of Class A common stock at an exercise price of $20.00 per share.

●	RJB would purchase, in a private placement (the “Backstop Private Placement”), the number of shares of Class A common stock and warrants that remained unsubscribed at the expiration of the Rights Offering subscription period for an aggregate purchase price equal to $45.0 million less the aggregate purchase price received from purchasers of units in the Rights Offering. On November 4, 2021, RJB purchased $32.7 million of securities in the Backstop Private Placement and the Company issued (i) 3,265,813 shares of Class A common stock, (ii) warrants to purchase 2,612,354.58219726 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 1,306,177.291098630 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 653,088.645549316 shares of Class A common stock at an exercise price of $20.00 per share.

●	RJB would purchase, in a private placement (the “Concurrent Private Placement”), on the same terms and concurrently with the consummation of the Backstop Private Placement and for an aggregate purchase price of $30.0 million, (i) 3,000,000 shares of Class A common stock, (ii) warrants to purchase 2,400,000 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 1,200,000 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 600,000 shares of Class A common stock at an exercise price of $20.00 per share. The Concurrent Private Placement closed on November 4, 2021.

●	Mr. M. Salzberg would purchase, on the same terms as the Backstop Private Placement and the Concurrent Private Placement and for an aggregate purchase price of $3.0 million, (i) 300,000 shares of Class A common stock, (ii) warrants to purchase 240,000 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 120,000 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 60,000 shares of Class A common stock at an exercise price of $20.00 per share, resulting in $2.8 million of proceeds, net of issuance costs, without giving effect to the receipt of any exercise price of any warrants issued in the transactions. The Salzberg Private Placement closed on September

15, 2021. For additional information on the Salzberg Private Placement, see Note 11 Stockholders’ Equity (Deficit).

●	The Class B Automatic Conversion would occur. For additional information on the Class B Automatic Conversion, see Note 11 Stockholders’ Equity (Deficit).

Under the Purchase Agreement, RJB agreed to a customary standstill for a period of three years, as well as provisions requiring RJB to vote all Company securities it beneficially owns, and to cause Company securities beneficially owned by Mr. Sanberg and certain of its or his respective affiliates to be voted, in each case in excess of 19.9% of the total voting power of the outstanding capital stock of the Company in the aggregate, in proportion to and in accordance with the vote of all stockholders of the Company.

As contemplated by the Purchase Agreement, on November 4, 2021, the Company entered into a registration rights agreement with RJB and Mr. M. Salzberg to provide them with customary registration rights with respect to the securities purchased in the private placements and other shares of Class A common stock owned by RJB and certain of its affiliates, and Mr. Salzberg. Further, the Purchase Agreement also requires the board of directors of the Company (the “Board”) to approve specified environmental, social, and corporate governance measures, including the following: (i) using reasonable best efforts to conduct and complete a greenhouse gas emissions inventory survey by December 31, 2021 and to become “carbon neutral” in specified respects from and after March 31, 2022; (ii) establishing a minimum wage of at least $15.00 per hour to all hourly employees and adopting a policy to pay hourly employees wages at least equal to those offered by comparable companies; and (iii) using reasonable best efforts to cause Company nominees for election to the Board at the 2022 annual stockholders meeting (the “2022 Annual Meeting”) to be composed of individuals at least half of whom are women and at least half of whom are persons of color and, if at least half the directors are not women or if at least half of the directors are not persons of color immediately after the 2022 Annual Meeting, to increase the size of the Board and appoint new directors, or obtain resignations from then-current directors, such that at least half of the directors are women and at least half of the directors are persons of color. The Company has engaged a national search firm to assist it in recruiting new Board members. The Company has further agreed, at the 2022 Annual Meeting, to propose amendments to its Charter, to: (i) permit stockholders representing at least twenty-five percent (25%) of the voting power of the Company’s outstanding capital stock to call a special meeting of stockholders and (ii) eliminate the requirement that the affirmative vote of stockholders representing at least sixty-six and two-thirds percent (66-2/3%) of the voting power of the Company’s outstanding capital stock be required to (x) remove a director and (y) amend the Company’s Charter or its bylaws, subject to certain exceptions. In connection with the closing of the Capital Raise, on November 4, 2021, the Company also amended its bylaws to adopt a “proxy access’ provision.

Each warrant issued in the Salzberg Private Placement, the Rights Offering, Backstop Private Placement and Concurrent Private Placement has a term of seven years from the date of issuance. Each such warrant may only be exercised for cash, except in connection with certain fundamental transactions, and no fractional shares will be issued upon exercise of the warrants. The warrants are non-transferable, except in limited circumstances, and have not been listed or otherwise trade on any stock exchange. The number of shares issuable upon exercise of the warrants and the applicable exercise prices is subject to adjustment upon the occurrence of certain events, including (i) dividends or distributions of shares of the Company’s Class A common stock, (ii) subdivisions, combinations and certain reclassifications of shares of the Company’s Class A common stock, (iii) certain additional issuances of Class A common stock or securities exercisable for or convertible into shares of Class A common stock at a price per share less than the market price for the Company’s Class A common stock, (iv) distributions of assets other than Class A common stock, or (v) certain repurchases by the Company.

The Company plans to use the net proceeds of the Capital Raise for general corporate purposes, primarily consisting of:

●	Acceleration and expansion of its growth strategy, with an expected focus on:
o	Opening up channels to appeal to new audiences and segments through new products and product categories;

o	Product innovation to increase variety, flexibility, and choice; and
o	Increasing investments in marketing and technology infrastructure to build on improvements over the past year to drive engagement with its current customers and attract new ones.
●	Acceleration of its environmental and sustainability commitments, including a plan to accelerate its path to carbon neutrality by March 31, 2022, initially through carbon offsets, with plans to thereafter supplement or replace the offsets by systematic reduction of carbon use in packaging, logistics, sourcing, and production.
●	Increased investments in its hourly employees to attract, retain and engage a talented, diverse workforce, including raising the base hourly compensation rate to at least $18 per hour for employees in good standing in its existing offices and fulfillment centers (which it implemented in October 2021), as well as enhancing its employee benefits and programs.

The Company may also use up to $5.0 million of such proceeds, at its sole discretion, to voluntarily repay any of its existing indebtedness under the 2020 Term Loan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Net revenue	$109,654	$112,253	$363,370	$345,150
Net income (loss)	$(27,636)	$(15,262)	$(61,944)	$(34,293)
Adjusted EBITDA	$(11,666)	$(4,706)	$(21,271)	$631
Net cash from (used in) operating activities	$(16,518)	$(7,121)	$(27,396)	$(4,052)
Free cash flow	$(17,593)	$(9,058)	$(31,480)	$(8,829)

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,	September 30,
	2020	2020	2021	2021	2021
Orders (in thousands)	1,917	1,879	2,104	1,977	1,760
Customers (in thousands)	357	353	391	375	350
Average Order Value	$58.56	$61.43	$61.63	$62.72	$62.30
Orders per Customer	5.4	5.3	5.4	5.3	5.0
Average Revenue per Customer	$314	$327	$331	$330	$313

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

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine, or market products sold on our e-commerce platforms in a given reporting period. For example, the number of Customers in the three months ended September 30, 2021 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine, or market products in the quarter ended September 30, 2021. We view the number of Customers as a key indicator of our scale and financial performance. Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers. Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer, and Average Revenue per Customer.

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

Impact of COVID-19 on our Business

Since late in the first quarter of 2020, the COVID-19 pandemic has to varying degrees resulted in significant economic disruptions and changes to the labor market and consumer behaviors in the United States, which has impacted and may continue to impact our business.

In particular, beginning in late March 2020, we experienced an increase in demand due in part, as a result of changes to consumer behaviors resulting from the various restrictions that have been enacted throughout much of the United States in response to the COVID-19 pandemic. As restrictions have lifted and as vaccines have become more widely available in the United States and people begin to resume pre-pandemic activities, such as travel and dining out, this increased demand due to the pandemic has and may continue to decline.

In 2020, in response to the increased demand, we took action to manage and increase capacity at our fulfillment centers, including continuing to hire new personnel, temporarily reducing variety in menu options, closing some weekly offering cycles early, and delaying certain new product offerings. In addition, in January 2021, we temporarily reopened our fulfillment center in Arlington, Texas. At the same time, we have taken a variety of safety and sanitation measures following federal, state, and local guidelines at our fulfillment centers’ operations. Furthermore, in response to the increased demand, we intentionally reduced marketing spend for portions of 2020 to manage capacity, but we increased our marketing spend at the end of the second quarter of 2020 and we have reengaged, and expect to continue to reengage, in significant additional marketing spend in the future as part of our accelerated growth strategy to retain existing and attract new customers.

The COVID-19 pandemic may have other adverse effects on our business, operations, and financial results and condition, including, among other things, as a result of adverse impacts on labor availability, our fulfillment center operations, supply chain and logistics disruptions, consumer behaviors, and on the overall economy. While most areas of the United States have reduced most or all COVID-19 restrictions, as the pandemic continues and if new outbreaks emerge, there is uncertainty regarding the magnitude and duration of the economic and social effects of the COVID-19 pandemic, and therefore we cannot predict the full extent of the positive or negative impacts the pandemic will have on our business, operations, and financial results and condition in future periods. In particular, the positive trends on our operating results relating to changes in consumer behaviors relating to the pandemic that we have generally seen since March 2020 may not continue, and could decline in future periods.

Please see “Risk Factors” under Part II, Item 1A for further discussion regarding risks associated with the COVID-19 pandemic.

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our Two-Serving, Four-Serving, and Meal Prep Plans. We also generate net revenue through sales of Blue Apron Wine, and through sales on Blue Apron Market. For each of the three months and nine months ending September 30, 2021 and 2020, we derived substantially all of our net revenue from sales of our meals through our direct-to-consumer platform. We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue. Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter. We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In 2020 the economic and social impact of the COVID-19 pandemic masked, in part, the seasonal fluctuations in our operating results as we saw our strongest quarter in the second quarter of 2020. We believe that historical seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the ongoing impact, if any, that the COVID-19 pandemic may have on seasonality in future periods and we have begun to see a return to normal seasonality in 2021. We also anticipate that our net revenue will be impacted by the timing and success of our ongoing product expansion initiatives.

In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. For example, prior to the impact of the COVID-19 pandemic on demand for our products, our deliberate reduction in marketing expenses to focus on the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention negatively impacted our net revenue. In addition, in order to manage heightened demand, we made a decision to temporarily cut back on certain existing product offerings and delay certain future new product offerings to meet increased demand relating to the COVID-19 pandemic, which may impact net revenue in future periods. As part of the acceleration of our growth strategy using the proceeds from the Capital Raise (as defined below) that closed in November 2021, we plan to significantly increase marketing expenses in the fourth quarter of 2021 and in 2022.

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

Cost of Goods Sold, excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization, consists of product and fulfillment costs. Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for our meals, inbound shipping costs, and cost of products sold through Blue Apron Wine and Blue Apron Market. Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to our customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies. As noted above, our business is seasonal in nature and, as a result we anticipate that the third quarter of each year will generally reflect higher levels of cost of goods sold, excluding depreciation and amortization, due to higher packaging and shipping costs due to warmer temperatures. In the near-term we expect that these expenses will be higher because of the various actions taken to increase capacity in our fulfillment centers, as well as due to higher labor costs, including our recent increase to minimum wage, to help recruit and retain fulfillment center employees, higher food costs, higher fuel and logistics costs, and ongoing investments in product innovation to provide product variety, flexibility, and additional choice for our customers. Over time, we expect such expenses to decrease as a percentage of net revenue as we continue to focus on operational improvements and optimizing our fulfillment center operations.

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

We expect marketing expenses to continue to comprise a significant portion of our operating expenses in support of our growth strategy, while also continuing to focus on efficiency and our customer acquisition strategy to target consumers that we believe will exhibit high affinity and retention through marketing channels we believe to be the most efficient. We anticipate that our marketing strategies, including the timing and extent of our marketing investments, will be informed by our strategic priorities, including our ability to implement our growth strategy, the sufficiency of our cash resources, the seasonal trends in our business, and the competitive landscape of our market, and will fluctuate from quarter-to-quarter and have a significant impact on our quarterly results of operations. We also anticipate that our near-term marketing strategies and investments may continue to be impacted by the COVID-19 pandemic or other macro-economic factors, and we may reduce or increase marketing expenditures in future periods to help us manage unforeseen demand to alleviate any future capacity constraints. We plan on significantly increasing our marketing efforts over the next twelve months to continue to drive net revenue and Customer growth.

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

Other Operating Expense

Other operating expense includes charges related to the Arlington fulfillment center closure announced in February 2020, a non-cash gain, net of a termination fee, on the Fairfield lease termination in March 2020, and a charge for an estimated legal settlement in August 2020.

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

Other Income (Expense), Net

Other income (expense), net consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period. For additional information on the Blue Torch warrant obligation, see Note 9 and Note 14 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Benefit (Provision) for Income Taxes

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one-time items, and the impact of valuation allowances. For the three months ended September 30, 2021 and 2020, we recorded nominal tax expense, resulting in an effective tax rate of (0.0)% and (0.1)%, respectively. For the nine months ended September 30, 2021 and 2020, we recorded nominal tax expense, resulting in an effective tax rate of (0.0)% and (0.1)%, respectively. We continue to maintain a valuation allowance for federal and state tax jurisdictions. Our tax provision results from state taxes in a jurisdiction in which net operating losses were not available to offset our tax obligation.

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

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Net revenue	$109,654	$112,253	$363,370	$345,150
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	73,397	74,499	232,574	213,005
Marketing	14,852	10,862	51,108	37,455
Product, technology, general and administrative	35,237	33,687	108,590	100,397
Depreciation and amortization	5,507	5,871	16,739	18,799
Other operating expense	—	1,100	—	4,567
Total operating expenses	128,993	126,019	409,011	374,223
Income (loss) from operations	(19,339)	(13,766)	(45,641)	(29,073)
Gain (loss) on extinguishment of debt	—	—	(4,089)	—
Interest income (expense), net	(1,864)	(1,482)	(6,303)	(5,178)
Other income (expense), net	(6,432)	—	(5,884)	—
Income (loss) before income taxes	(27,635)	(15,248)	(61,917)	(34,251)
Benefit (provision) for income taxes	(1)	(14)	(27)	(42)
Net income (loss)	$(27,636)	$(15,262)	$(61,944)	$(34,293)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(as a percentage of net revenue)
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	66.9%	66.4%	64.0%	61.7%
Marketing	13.5%	9.7%	14.1%	10.9%
Product, technology, general and administrative	32.1%	30.0%	29.9%	29.1%
Depreciation and amortization	5.0%	5.2%	4.6%	5.4%
Other operating expense	—%	1.0%	—%	1.3%
Total operating expenses	117.6%	112.3%	112.6%	108.4%
Income (loss) from operations	(17.6)%	(12.3)%	(12.6)%	(8.4)%
Gain (loss) on extinguishment of debt	—%	—	(1.1)%	—%
Interest income (expense), net	(1.7)%	(1.3)%	(1.7)%	(1.5)%
Other income (expense), net	(5.9)%	—%	(1.6)%	—%
Income (loss) before income taxes	(25.2)%	(13.6)%	(17.0)%	(9.9)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(25.2)%	(13.6)%	(17.0)%	(9.9)%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net Revenue

	Three Months Ended
	September 30,
	2021	2020	% Change

	(In thousands)
Net revenue	$109,654	$112,253	(2)%

Net revenue decreased by $2.6 million, or 2%, to $109.7 million for the three months ended September 30, 2021 from $112.3 million for the three months ended September 30, 2020 as the prior year period reflected heightened demand from the pandemic. The decrease in net revenue was primarily due to a decrease in Orders and Customers, partially offset by an increase in Average Order Value reflecting the continued execution of our growth strategy, including through product innovation, and the changes in consumer behavior relating to the pandemic. Net revenue for the three months ended September 30, 2020 was negatively impacted by approximately $2.0 million of credits issued for customer boxes affected by a voluntary recall of onions supplied for the company.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	September 30,
	2021	2020	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$73,397	$74,499	(1)%
% of net revenue	66.9%	66.4%

Cost of goods sold, excluding depreciation and amortization, decreased by $1.1 million, or 1%, to $73.4 million for the three months ended September 30, 2021 from $74.5 million for the three months ended September 30, 2020. This decrease was primarily driven by a decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 66.9% for the three months ended September 30, 2021 from 66.4% for the three months ended September 30, 2020. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

●	an increase of 120 basis points in food and product packaging costs, driven by price increases, the cost of premium and specialty ingredients related to new product offerings and enhancements to our existing product offerings to provide variety, flexibility, and additional choice for our customers; and
●	an increase of 30 basis points in shipping and fulfillment packaging costs largely driven by rate increases and fuel surcharges from shipping carriers; partially offset by
●	a decrease of 100 basis points in labor costs largely as the three months ended September 30, 2020 reflected increased costs to increase capacity at our fulfillment centers in response to the pandemic, such as temporary wage increases and attendance bonuses put in place as incentives for frontline employees.

Marketing

	Three Months Ended
	September 30,
	2021	2020	% Change

	(In thousands)
Marketing	$14,852	$10,862	37%
% of net revenue	13.5%	9.7%

Marketing expenses increased by $4.0 million, or 37%, to $14.9 million for the three months ended September 30, 2021 from $10.9 million for the three months ended September 30, 2020, as we moderated marketing efforts in the prior year to help manage fulfillment center capacity. The increase was seen across online paid channels and offline paid channels, partially offset by decreases in our customer referral program. As a percentage of net revenue, marketing expenses increased to 13.5% for the three months ended September 30, 2021 from 9.7% for the three months ended September 30, 2020. This increase as a percentage of net revenue included an increase of 350 basis points in online paid channels and an increase of 40 basis points in offline paid channels, partially offset by a decrease of 10 basis points in our customer referral program, primarily driven by a decrease in the mix of customer referral orders versus total Orders.

Product, Technology, General and Administrative

	Three Months Ended
	September 30,
	2021	2020	% Change

	(In thousands)
Product, technology, general and administrative	$35,237	$33,687	5%
% of net revenue	32.1%	30.0%

Product, technology, general and administrative expenses increased by $1.5 million, or 5%, to $35.2 million for the three months ended September 30, 2021 from $33.7 million for the three months ended September 30, 2020. This increase was primarily driven by investments to support our business and execute on key business initiatives, including:

●	an increase of $1.5 million in personnel costs driven by wage increases and certain headcount increases to support our growth strategy;

●	an increase of $0.6 million in corporate overhead and administrative costs, driven primarily by investments in external consultants to support our growth strategy; partially offset by
●	a decrease of $0.6 million in facilities costs for our corporate offices and fulfillment centers, driven by a gain on sale of fixed assets.

As a percentage of net revenue, product, technology, general and administrative expenses increased 210 basis points to 32.1% for the three months ended September 30, 2021 from 30.0% for the three months ended September 30, 2020 driven by expenses incurred to support our growth plan and execute on key business initiatives.

Depreciation and Amortization

	Three Months Ended
	September 30,
	2021	2020	% Change

	(In thousands)
Depreciation and amortization	$5,507	$5,871	(6)%
% of net revenue	5.0%	5.2%

Depreciation and amortization decreased by $0.4 million, or 6%, to $5.5 million for the three months ended September 30, 2021 from $5.9 million for the three months ended September 30, 2020. This decrease was primarily driven by impairment charges and write-offs on long-lived assets. As a percentage of net revenue, depreciation and amortization decreased to 5.0% for the three months ended September 30, 2021 from 5.2% for the three months ended September 30, 2020.

Other Operating Expense

Other operating expense for the three months ended September 30, 2021 and 2020 was $0.0 million and $1.1 million, respectively. Other operating expense for the three months ended September 30, 2020 represents a $1.1 million charge related to an estimated legal settlement.

Income (Loss) from Operations

	Three Months Ended
	September 30,
	2021	2020	% Change

	(In thousands)
Income (loss) from operations	$(19,339)	$(13,766)	40%
% of net revenue	(17.6)%	(12.3)%

Income (loss) from operations for the three months ended September 30, 2021 and 2020 was $(19.3) million and $(13.8) million, respectively. This change was due to an increase in operating expenses of $2.9 million and a decrease in net revenue of $2.6 million. As a percentage of net revenue, income (loss) from operations was (17.6)% and (12.3)% for the three months ended September 30, 2021 and 2020, respectively. This decrease was primarily driven by increases as a percentage of net revenue in marketing expenses, product, technology, general and administrative expenses, and cost of goods sold, excluding depreciation and amortization, partially offset by decreases as a percentage of net revenue in other operating expense and depreciation and amortization, for the reasons set forth above.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended September 30, 2021 and 2020 was $(1.9) million and $(1.5) million, respectively. This change was primarily due to increased interest expense incurred on outstanding borrowings of $0.4 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2021 and 2020 was $(6.4) million and $0.0 million, respectively. This change consists of the change in fair value of the Blue Torch warrant obligation, issued in May 2021 in conjunction with the amendment of the 2020 Term Loan, upon remeasurement as of each reporting period.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the three months ended September 30, 2021 and 2020, respectively, reflects state income taxes in a jurisdiction in which net operating losses were not available to offset our tax obligation.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net Revenue

	Nine Months Ended
	September 30,
	2021	2020	% Change

	(In thousands)
Net revenue	$363,370	$345,150	5%

Net revenue increased by $18.2 million, or 5%, to $363.4 million for the nine months ended September 30, 2021 from $345.2 million for the nine months ended September 30, 2020. The increase in net revenue was primarily due to an increase in Average Order Value during the nine months ended September 30, 2021 as a result of both the continued execution of our growth strategy, including through product innovation, and the changes in consumer behaviors relating to the COVID-19 pandemic.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Nine Months Ended
	September 30,
	2021	2020	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$232,574	$213,005	9%
% of net revenue	64.0%	61.7%

Cost of goods sold, excluding depreciation and amortization, increased by $19.6 million, or 9%, to $232.6 million for the nine months ended September 30, 2021 from $213.0 million for the nine months ended September 30, 2020. This increase was primarily driven by increases in food and product packaging costs. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 64.0% for the nine months ended September 30, 2021 from 61.7% for the nine months ended September 30, 2020. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

●	an increase of 230 basis points in food and product packaging costs, driven by price increases, the cost of premium and specialty ingredients related to new product offerings and enhancements to our existing product offerings to provide variety, flexibility, and additional choice for our customers, as well as increased usage of higher-priced pre-packaged produce to facilitate and improve capacity at our fulfillment centers; and
●	an increase of 20 basis points in shipping and fulfillment packaging largely due to rate increases and fuel surcharges from shipping carriers, partially offset by

●	a decrease of 20 basis points in labor costs largely as the prior year reflected increased costs to increase capacity at our fulfillment centers to meet the substantial demand at the height of the pandemic, such as temporary wage increases and attendance bonuses put in place as incentives for frontline employees.

Marketing

	Nine Months Ended
	September 30,
	2021	2020	% Change

	(In thousands)
Marketing	$51,108	$37,455	36%
% of net revenue	14.1%	10.9%

Marketing expenses increased by $13.6 million, or 36%, to $51.1 million for the nine months ended September 30, 2021 from $37.5 million for the nine months ended September 30, 2020, as marketing investments returned to more normal levels following the pullback in the prior year period to help manage fulfillment center capacity during the peak of the pandemic. The increase was seen across online paid channels, partially offset by decreases across offline paid channels and in our customer referral program. As a percentage of net revenue, marketing expenses increased to 14.1% for the nine months ended September 30, 2021 from 10.9% for the nine months ended September 30, 2020. This increase as a percentage of net revenue included an increase of 390 basis points in online paid channels, partially offset by a decrease of 50 basis points in offline paid channels, and a decrease of 20 basis points in our customer referral program, primarily driven by a decrease in the mix of customer referral orders versus total Orders.

Product, Technology, General and Administrative

	Nine Months Ended
	September 30,
	2021	2020	% Change

	(In thousands)
Product, technology, general and administrative	$108,590	$100,397	8%
% of net revenue	29.9%	29.1%

Product, technology, general and administrative expenses increased by $8.2 million, or 8%, to $108.6 million for the nine months ended September 30, 2021 from $100.4 million for the nine months ended September 30, 2020. This increase was primarily driven by investments to support our business and execute on key business initiatives, including:

●	an increase of $4.0 million in corporate overhead and administrative costs, driven by investments in external consultants to support our growth strategy;
●	an increase of $3.5 million in personnel costs driven by wage increases and certain headcount increases to support our growth strategy, and an increase in shared-based compensation; and
●	an increase of $0.7 million in facilities costs for our corporate offices and fulfillment centers, primarily driven by the costs of administering COVID-19 tests to workers at our fulfillment centers.

As a percentage of net revenue, product, technology, general and administrative expenses increased 80 basis points to 29.9% for the nine months ended September 30, 2021 from 29.1% for the nine months ended September 30, 2020 primarily due to investments to support our business and execute on key business initiatives.

Depreciation and Amortization

	Nine Months Ended
	September 30,
	2021	2020	% Change

	(In thousands)
Depreciation and amortization	$16,739	$18,799	(11)%
% of net revenue	4.6%	5.4%

Depreciation and amortization decreased by $2.1 million, or 11%, to $16.7 million for the nine months ended September 30, 2021 from $18.8 million for the nine months ended September 30, 2020. This decrease was primarily driven by impairment charges and write-offs on long-lived assets. As a percentage of net revenue, depreciation and amortization decreased to 4.6% for the nine months ended September 30, 2021 from 5.4% for the nine months ended September 30, 2020.

Other Operating Expense

Other operating expense for the nine months ended September 30, 2021 and 2020 was $0 million and $4.6 million, respectively. Other operating expense for the nine months ended September 30, 2020 represents charges of $8.4 million related to the Arlington fulfillment center closure announced in February 2020, including $7.6 million of non-cash impairment charges on long-lived assets, $0.4 million of employee-related expenses, primarily consisting of severance payments, and $0.4 million of other exit costs, partially offset by a $4.9 million non-cash gain, net of a $1.5 million termination fee, on the Fairfield lease termination in March 2020, as well as a $1.1 million charge for an estimated legal settlement.

Income (Loss) from Operations

	Nine Months Ended
	September 30,
	2021	2020	% Change

	(In thousands)
Income (loss) from operations	$(45,641)	$(29,073)	57%
% of net revenue	(12.6)%	(8.4)%

Income (loss) from operations for the nine months ended September 30, 2021 and 2020 was $(45.6) million and $(29.1) million, respectively. This change was due to an increase in operating expenses of $34.8 million, which was partially offset by an increase in net revenue of $18.2 million. As a percentage of net revenue, income (loss) from operations was (12.6)% and (8.4)% for the nine months ended September 30, 2021 and 2020, respectively. This change was primarily driven by increases as a percentage of net revenue in marketing expenses, cost of goods sold, excluding depreciation and amortization, and product, technology, general and administrative expenses, partially offset by decreases in other operating expense and depreciation and amortization for the reasons set forth above.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt for the nine months ended September 30, 2021 and 2020 was $(4.1) million and $0.0 million, respectively. This change was due to the extinguishment loss recorded upon the amendment of the 2020 Term Loan in May 2021.

Interest Income (Expense), Net

Interest income (expense), net for the nine months ended September 30, 2021 and 2020 was $(6.3) million and $(5.2) million, respectively. This change was primarily due to increased interest expense incurred on outstanding borrowings of $0.8 million, as well as the payment of $0.5 million of the closing fee and the derecognition of $0.4 million unamortized debt issuance costs recorded in conjunction with the release of the 2021 Term Loan (as defined below) in June 2021, partially offset by a decrease of $0.6 million associated with build-to-suit lease financings as a result of the Fairfield lease termination.

Other Income (Expense), net

Other income (expense), net for the nine months ended September 30, 2021 and 2020 was $(5.9) million and $0.0 million, respectively. This change consists of the change in fair value of the Blue Torch warrant obligation, issued in May 2021 in conjunction with the amendment of the 2020 Term Loan, upon remeasurement as of each reporting period.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the nine months ended September 30, 2021 and 2020, respectively, reflects state income taxes in a jurisdiction in which net operating losses were not available to offset our tax obligation.

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

Our adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable GAAP equivalent. Some of these limitations are:

●	adjusted EBITDA excludes share-based compensation expense, as share-based compensation expense has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
●	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
●	adjusted EBITDA excludes other operating expense, as other operating expense represents non-cash impairment charges on long-lived assets, a non-cash gain, net of a termination fee, on lease termination, and restructuring costs;

●	adjusted EBITDA excludes loss on extinguishment of debt as this represents a non-cash charge;
●	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
●	adjusted EBITDA does not reflect other (income) expense, net as this represents changes in the fair value of the Blue Torch warrant obligation as of each reporting period;
●	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
●	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(27,636)	$(15,262)	$(61,944)	$(34,293)
Share-based compensation	2,166	2,089	7,631	6,338
Depreciation and amortization	5,507	5,871	16,739	18,799
Other operating expense	—	1,100	—	4,567
Gain (loss) on extinguishment of debt	—	—	4,089	—
Interest (income) expense, net	1,864	1,482	6,303	5,178
Other (income) expense, net	6,432	—	5,884	—
Provision (benefit) for income taxes	1	14	27	42
Adjusted EBITDA	$(11,666)	$(4,706)	$(21,271)	$631

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(16,518)	$(7,121)	$(27,396)	$(4,052)
Purchases of property and equipment	(1,075)	(1,937)	(4,084)	(4,777)
Free cash flow	$(17,593)	$(9,058)	$(31,480)	$(8,829)

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable, net, restricted cash, and working capital as of the dates indicated:

	September 30,	December 31,
	2021	2020

	(In thousands)
Cash and cash equivalents	$35,282	$44,122
Accounts receivable, net	$146	$116
Restricted cash included in Prepaid expenses and other assets	$279	$610
Restricted cash included in Other noncurrent assets	$1,160	$1,100
Working capital (1)	$(30,838)	$(29,640)

(1)	We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities (excluding the current portion of long-term debt and the current portion of the Blue Torch warrant obligation).

Total outstanding debt, net of debt issuance costs, was $30.0 million as of September 30, 2021 and $32.2 million as of December 31, 2020. Issued letters of credit outstanding were $1.4 million and $1.6 million as of September 30, 2021 and December 31, 2020.

Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers, investments in sustainability efforts, and investment in marketing to support the acceleration of our growth strategy. Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and cash generated through financing activities, as discussed below.

Based on the current facts and circumstances, including the additional financial flexibility provided through the Capital Raise that closed on November 4, 2021, and is discussed further in Note 16 to the consolidated financial statements in this Quarterly Report on Form 10-Q, we believe that we can effectively manage liquidity and subscription count in order to remain in compliance with the financial covenants under our 2020 Term Loan and we believe that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements and the availability and accessibility to additional funds will depend on many factors, including our ability to remain compliant with the covenants of our 2020 Term Loan and those described in the section titled “Risk Factors” under Part II, Item 1A below.

November 2021 Capital Raise

On September 15, 2021, we entered into a purchase agreement, or the Purchase Agreement, with RJB Partners LLC, or RJB, an affiliate of Joseph N. Sanberg, one of our existing stockholders and founding investors, and Matthew B. Salzberg, our co-founder, relating to an equity capital raise for an aggregate of $78.0 million of gross proceeds, without giving effect to the receipt of any exercise price of any warrants issued in the transactions. We refer to this series of related transactions as the “Capital Raise”. The Purchase Agreement provided that, among other things:

●	We would conduct a rights offering (the “Rights Offering”), pursuant to which we distributed, at no charge, to the holders of record of our outstanding shares of Class A common stock and certain outstanding warrants to purchase shares of Class A common stock held by our lenders (the “Eligible Securityholders”) one non-transferable subscription right (each, a “Subscription Right” and collectively, the “Subscription Rights”) for each share of Class A common stock held or, in the case of the holders of the applicable outstanding warrants, each share of Class A common stock issuable upon exercise of such warrants. Each Subscription Right provided the Eligible Securityholder the right to purchase one unit consisting of (i) a fraction of (the “Applicable Fraction”) of one share of Class A common stock, (ii) one warrant to purchase the Applicable Fraction of 0.8 of one share of Class A common stock at an exercise price of $15.00 per share, (iii) one warrant to purchase the Applicable Fraction of 0.4 of one share of Class A common stock at an exercise price of $18.00 per share, and (iv) one warrant to purchase the Applicable Fraction of 0.2 of one share of Class A common stock at an exercise price of $20.00 per share. The Applicable Fraction was equal to 0.185055707113895 based upon the shares held (or issuable upon exercise of the applicable outstanding warrants) by the Eligible Securityholders as of the record date. The subscription price for each unit was equal to $1.8505 (or $10.00 multiplied by the Applicable Fraction). 6,671,271 subscription rights were subscribed for in the rights offering, which closed on November 4, 2021, resulting in the issuance of (i) 1,234,187 shares of Class A common stock, (ii) warrants to purchase 987,645.417802738 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 493,822.7089013690 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 246,911.3544506840 shares of Class A common stock at an exercise price of $20.00 per share.

●	RJB would purchase in a private placement (the “Backstop Private Placement”) the number of shares of Class A common stock and warrants that remained unsubscribed at the expiration of the Rights Offering subscription period for an aggregate purchase price equal to $45.0 million less the aggregate purchase price received from purchasers of units in the Rights Offering. On November 4, 2021, RJB purchased $32.7 million of securities in the Backstop Private Placement and we issued (i) 3,265,813 shares of Class A common stock, (ii) warrants to purchase 2,612,354.58219726 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 1,306,177.291098630 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 653,088.645549316 shares of Class A common stock at an exercise price of $20.00 per share.

●	RJB would purchase, in a private placement, or the Concurrent Private Placement, on the same terms and concurrently with the consummation of the Backstop Private Placement and for an aggregate purchase price of $30.0 million, (i) 3,000,000 shares of Class A common stock, (ii) warrants to purchase 2,400,000 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 1,200,000 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 600,000 shares of Class A common stock at an exercise price of $20.00 per share. The Concurrent Private Placement closed on November 4, 2021.

●	Mr. M. Salzberg would purchase, on the same terms as the Backstop Private Placement and the Concurrent Private Placement and for an aggregate purchase price of $3.0 million, (i) 300,000 shares of Class A common stock, (ii) warrants to purchase 240,000 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 120,000 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 60,000 shares of Class A common stock at an exercise price of $20.00 per share, resulting in $2.8 million of proceeds, net of issuance costs, without giving effect to the receipt of any exercise price of any warrants issued in the transactions. The Salzberg Private Placement closed on September 15, 2021. For additional information on the Salzberg Private Placement, see Note 11 Stockholders’ Equity (Deficit) to the consolidated financial statements in this Quarterly Report on Form 10-Q.

●	The Class B Automatic Conversion would occur. For additional information on the Class B Automatic Conversion, see Note 11 Stockholders’ Equity (Deficit) to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Under the Purchase Agreement, RJB agreed to a customary standstill for a period of three years, as well as provisions requiring RJB to vote all our securities it beneficially owns, and to cause our securities beneficially owned by Mr. Sanberg and certain of its or his respective affiliates to be voted, in each case in excess of 19.9% of the total voting power of our outstanding capital stock in the aggregate, in proportion to and in accordance with the vote of all of our stockholders.

As contemplated by the Purchase Agreement, on November 4, 2021, we entered into a registration rights agreement with RJB and Mr. Salzberg to provide them with customary registration rights with respect to the securities purchased in the private placements and other shares of our Class A common stock held by RJB and certain of its affiliates and Mr. Salzberg. Further, the Purchase Agreement also requires our board of directors (the “Board”) to adopt specified environmental, social, and corporate governance measures, including the following: (i) using reasonable best efforts to conduct and complete a greenhouse gas emissions inventory survey by December 31, 2021 and to become “carbon neutral” in specified respects from and after March 31, 2022; (ii) establishing a minimum wage of at least $15.00 per hour to all hourly employees and adopting a policy to pay hourly employees wages at least equal to those offered by comparable companies; and (iii) using reasonable best efforts to cause our nominees for election to the Board at the 2022 annual stockholders meeting (the “2022 Annual Meeting”) to be composed of individuals at least half of whom are women and at least half of whom are persons of color and, if at least half the directors are not women or if at least half of the directors are not persons of color immediately after the 2022 Annual Meeting, to increase the size of the Board and appoint new directors, or obtain resignations from then-current directors, such that at least half of the directors are women and at least half of the directors are persons of color. We have engaged a national search firm to assist us in recruiting new Board members. We have further agreed, at the 2022 Annual Meeting, to propose amendments to our restated certificate of incorporation, as amended (the “Charter”), to: (i) permit stockholders representing at least twenty-five percent (25%) of the voting power of our outstanding capital stock to call a special meeting of stockholders and (ii) eliminate the requirement that the affirmative vote of stockholders representing at least sixty-six and two-thirds percent (66-2/3%) of the voting power of our outstanding capital stock be required to (x) remove a director and (y) amend our Charter or our bylaws, subject to certain exceptions. In connection with the closing of the Capital Raise, on November 4, 2021, we also amended our bylaws to adopt a “proxy access” provision.

Each warrant issued in the Salzberg Private Placement, the Rights Offering, Backstop Private Placement and Concurrent Private Placement has a term of seven years from the date of issuance. Each such warrant may only be exercised for cash, except in connection with certain fundamental transactions, and no fractional shares will be issued upon exercise of the warrants. The warrants are non-transferable, except in limited circumstances, and have not been listed or otherwise trade on any stock exchange. The number of shares issuable upon exercise of the warrants and the applicable exercise prices is subject to adjustment upon the occurrence of certain events, including (i) dividends or distributions of shares of our Class A common stock, (ii) subdivisions, combinations and certain reclassifications of shares of our Class A common stock, (iii) certain additional issuances of Class A common stock or securities exercisable for or convertible into shares of Class A common stock at a price per share less than the market price for our Class A common stock, (iv) distributions of assets other than Class A common stock, or (v) certain repurchases made by us.

We plan to use the net proceeds of the Capital Raise for general corporate purposes, primarily consisting of:

●	Acceleration and expansion of our growth strategy, with an expected focus on:
o	Opening up channels to appeal to new audiences and segments through new products and product categories;
o	Product innovation to increase variety, flexibility, and choice; and
o	Increasing investments in marketing and technology infrastructure to build on improvements over the past year to drive engagement with our current customers and attract new ones.

●	Acceleration of certain of our environmental and sustainability initiatives, including a plan to accelerate our path to carbon neutrality by March 31, 2022, initially through carbon offsets, and thereafter supplement or replace the offsets by systematic reduction of carbon use in packaging, logistics, sourcing, and production.
●	Increased investments in our hourly employees to attract, retain and engage a talented, diverse workforce, including raising the base hourly compensation rate to at least $18 per hour for employees in good standing in our existing offices and fulfillment centers (which we implemented in October 2021) as well as enhancing our employee benefits and programs.

We may also use up to $5.0 million of such proceeds, at our sole discretion, to voluntarily repay any of our existing indebtedness under the 2020 Term Loan.

Underwritten public offerings

On April 29, 2020, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), or the 2020 Shelf, to register for sale from time to time up to $75.0 million of Class A common stock, preferred stock, debt securities and/or warrants in one or more offerings, which became effective on July 23, 2020.

On August 10, 2020, we completed an underwritten public offering of 4,000,000 shares of our Class A common stock under the 2020 Shelf, resulting in $32.9 million of proceeds, net of underwriting discounts and commissions and offering costs.

On June 18, 2021, we completed an underwritten public offering (the “June 2021 offering”) of 5,411,900 shares of our Class A common stock, including the 705,900 shares issuable upon the underwriter’s exercise of its option to purchase additional shares, under the 2020 Shelf, resulting in $21.1 million of proceeds, net of underwriting discounts and commissions and offering costs.

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

As of September 30, 2021 the 2020 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum. The principal amount of the 2020 Term Loan is repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the 2020 Term Loan repayable on March 31, 2023.

The 2020 Term Loan contains restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. As of September 30, 2021, the financial covenants in the 2020 Term Loan include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the 2020 Term Loan as the number of all active customers on our internal account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter. As of September 30, 2021, we were in compliance with all of the covenants under the 2020 Term Loan.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020

	(In thousands)
Net cash from (used in) operating activities	$(27,396)	$(4,052)
Net cash from (used in) investing activities	(2,728)	(4,612)
Net cash from (used in) financing activities	21,003	22,332
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,121)	13,668
Cash, cash equivalents, and restricted cash–beginning of period	45,842	46,443
Cash, cash equivalents, and restricted cash–end of period	$36,721	$60,111

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income (loss) adjusted for primarily non-cash items and changes in operating assets and liabilities.

For the nine months ended September 30, 2021, net cash from (used in) operating activities was $(27.4) million and consisted of net income (loss) of $(61.9) million, non-cash items of $34.4 million, and a net change in operating assets and liabilities of $0.1 million. Changes in operating assets and liabilities were primarily driven by an increase in accounts payable of $13.0 million and a decrease in prepaid expenses and other current assets of $10.5 million, partially offset by decreases in accrued expenses and other current liabilities, other noncurrent assets and liabilities, and deferred revenue of $18.0 million and an increase in inventories and receivables of $5.4 million.

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

For the nine months ended September 30, 2021, net cash from (used in) investing activities was $(2.7) million and consisted primarily of $(4.1) million for purchases of property and equipment, of which approximately $(2.0) million relates to capitalized software costs, to support business initiatives and ongoing product expansion, partially offset by $1.4 million of proceeds from the sales of fixed assets.

For the nine months ended September 30, 2020, net cash from (used in) investing activities was $(4.6) million and consisted primarily of $(4.8) million for purchases of property and equipment, of which approximately $(2.2) million relates to capitalized software costs, to support business initiatives and ongoing product expansion.

As of September 30, 2021, our projected capital expenditures are expected to amount to approximately $8.0 million to $10.0 million in the aggregate over the next 12 months. The timing and amount of our projected expenditures is dependent upon a number of factors, including the anticipated and actual scale of our business, and may vary significantly from our estimates.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to proceeds from issuances of Class A common stock, net borrowings and repayments of debt, payments of debt issuance costs, proceeds from exercises of stock options, and principal payments on capital lease obligations.

For the nine months ended September 30, 2021, net cash from (used in) financing activities was $21.0 million and consisted primarily of $21.1 million of proceeds from the public offering of Class A common stock, net of offering costs, $2.8 million of proceeds from the Salzberg Private Placement, net of issuance costs, and the deemed receipt of funds held in escrow relating to the Amendment, partially offset by the release back to the lenders of the funds held in escrow relating to the Amendment, repayments of debt, payments of debt issuance costs, and principal payments on capital lease obligations.

For the nine months ended September 30, 2020, net cash from (used in) financing activities was $22.3 million and consisted primarily of $32.9 million of proceeds from the public offering of Class A common stock, net of offering costs, as well as proceeds from the exercise of stock options, partially offset by a $10.8 million repayment of debt under our revolving credit facility and principal payments on capital lease obligations.

Free Cash Flow

We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment.

Our free cash flow was $(31.5) million and $(8.8) million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, free cash flow consisted of $(27.4) million of net cash from (used in) operating activities and $(4.1) million for purchases of property and equipment, of which approximately $(2.0) million relates to capitalized software costs. For the nine months ended September 30, 2020, free cash flow consisted of $(4.1) million of net cash from (used in) operating activities and $(4.8) million for purchases of property and equipment, of which approximately $(2.2) million relates to capitalized software costs. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

Contractual Obligations

On September 29, 2021, we amended the lease related to our fulfillment center in Richmond, California to, among other things, extend the lease term from May 31, 2022 to May 31, 2027. Other than changes which occur in the normal course of business, as of September 30, 2021, there were no other significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, except for operating leases and letters of credit entered into in the normal course of business as discussed above.

Critical Accounting Policies and Significant Estimates

In preparing our consolidated financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent assets and liabilities that are reported in the Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, the fair value of share-based awards, the fair value of the Blue Torch warrant obligation, recoverability of long-lived assets, and the recognition and measurement of contingencies. Therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates and assumptions. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of our other accounting policies and information about our critical accounting policies. In addition, see Note 12 regarding the fair value of our February 2021 share-based award and Note 14 regarding the fair value of the Blue Torch warrant obligation, both included within Part I, Item 1, Notes to Consolidated Financial Statements, in this Quarterly Report on Form 10-Q, for further updates regarding our critical accounting policies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.

RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. Certain factors may have a material adverse effect on our business, financial condition, and results of operation. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, and in our other filings with the Securities and Exchange Commission, or the SEC. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception. In the years ended December 31, 2020, 2019 and 2018, we incurred net losses of $46.2 million, $61.1 million, and $122.1 million, respectively. For the nine months ended September 30, 2021 and 2020, we incurred net losses of $61.9 million and $34.3 million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we plan to significantly increase marketing spend in the fourth quarter of 2021 and in 2022 to continue to invest to attract new and retain existing customers, invest to optimize and drive efficiency in our distribution and fulfillment capabilities, expand our direct-to-consumer product offerings, and enhance our technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our net revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. We incur significant expenses in operating our fulfillment centers, including personnel costs, obtaining and storing ingredients and other products, and developing our technology and we have seen, and may continue to see, higher ingredient and shipping costs. In addition, many of our expenses, including the costs associated with our fulfillment centers, are fixed. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

We may be unable to successfully accelerate and/or execute our growth strategy. If we fail to retain our existing customers or cost effectively acquire new customers or if we fail to derive profitable net revenue from our customers, our business would be materially adversely affected, and if the number of our customers declines, we may not be able to comply with the minimum subscription count covenant in our senior secured term loan, which could lead to an event of default under our existing senior secured term loan.

Our growth strategy, and our ability to grow net revenue and operate profitably depends largely on our ability to retain existing customers, to cost effectively acquire new customers, and to keep customers engaged so that they continue to purchase products from us, including our higher value offerings. If we are unable to retain our existing customers, cost effectively acquire new customers, or keep customers engaged, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to approximately 350,000 in the three months ended September 30, 2021 from approximately 357,000 in the three months ended September 30, 2020, and our net revenue declined to $109.7 million from $112.3 million in that same period. While we have experienced an increase in demand in recent periods due, in part, to the impact the COVID-19 pandemic has had on consumer behaviors, we saw a decrease in demand in the third quarter of 2021 over the third quarter of 2020 as more normal seasonality patterns started to return, and increased demand may not be sustained as the pandemic’s impact on consumer behaviors continues to taper. In addition, if, as a result of the COVID-19 pandemic or otherwise, we face significant disruptions in our supply chain, are unable to continue to operate one or more of our fulfillment centers or are unable to timely deliver orders to our customers, we may not be able to retain our customers or attract new customers. Further, to meet increased demand and eliminate complexity in our operations during 2020, we cut back on or delayed certain product offerings and we delayed the launch of other new product offerings that are part of our growth strategy, and if we need to cut back or delay certain product offerings in the future as a result of the pandemic, supply chain issues or otherwise, there could be an adverse effect on our ability to retain or attract customers.

We have historically spent significant amounts on advertising and other marketing activities, such as digital and social media, television, radio and podcasts, direct mail, and email, to acquire new customers, retain and engage existing customers, and promote our brand. While we have reduced our marketing expenditures from historic levels, in late 2019, during parts of 2020 and since the first quarter of 2021, we have increased marketing expenditures to more normal levels and we expect our marketing expenses to significantly increase in the fourth quarter of 2021, in 2022 and in future periods compared to prior year periods and for marketing expense to continue to comprise a significant portion of our operating expenses. For the years ended December 31, 2020, 2019, and 2018, our marketing expenses were $49.9 million, $48.1 million, and $117.5 million, respectively, representing approximately 10.8%, 10.6%, and 17.6% of net revenue, respectively. For the three months ended September 30, 2021 and 2020, our marketing expenses were $14.9 million and $10.9 million, respectively, representing approximately 13.5% and 9.7% of net revenue, respectively. If we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, we may reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the liquidity covenant in our senior secured term loan, which may materially adversely impact net revenue and our ability to execute and/or accelerate our growth strategy. To the extent that we reduce marketing expenses or other costs to help manage our liquidity and remain in compliance with the minimum liquidity covenant in our senior secured term loan, there is a risk that such reductions will result in a lower subscription count, which itself could present a risk that we will not be able to comply with the minimum subscription count covenant in our senior secured term loan, which could lead to an event of default under our existing senior secured term loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, we may fail to identify or execute cost-efficient marketing opportunities as we adjust our investments in marketing, including making new marketing technology investments in response to the ongoing elimination of cookie-based tracking, or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors who spend a larger portion of their revenue on marketing. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. In addition, the increased demand we saw as a result of the impact the COVID-19 pandemic has had on consumer behaviors resulted in us, at times, temporarily reducing marketing spend for portions of 2020 in order to manage capacity. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third-party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results, as well as present a risk that we fail to comply with certain covenants in our senior secured term loan, which could lead to an event of default under our senior secured term loan.

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

Our net revenue decreased from $667.6 million in 2018 to $454.9 million in 2019, and increased to $460.6 million in 2020. The number of our full-time employees decreased from 2,356 at December 31, 2018 to 1,635 at December 31, 2019, and increased to 1,934 at December 31, 2020. As of September 30, 2021, we had 1,434 full-time employees. If we are unable to grow net revenue or if our net revenues decline, or if we do not effectively manage our costs, or fail to accurately forecast net revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings may place additional demands on our operations teams and require significant additional financial, operational, human capital, technological and other resources to meet our needs, which may not be available in a cost-effective manner or at all. We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations. If we do not sustain net revenue growth or if we do not effectively manage any future growth or costs, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high-quality product offerings, or maintain compliance with certain covenants in our senior secured term loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

As of September 30, 2021, we had $31.5 million in outstanding borrowings under our senior secured term loan. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to sustain net revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and thus reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and placing us at a competitive disadvantage to less-leveraged competitors.

Because we are required to maintain a minimum cash balance under the senior secured term loan, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before its maturity and we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Any refinancing of our debt could be at higher interest rates, such as the recent increase in interest rates applicable to our senior secured loan as a result of the amendment to that loan in May 2021. A refinancing may also require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any prepayment of our senior secured term loan will be subject to prepayment fees. Our senior secured term loan compared to our prior revolving credit facility, among other things, increased the interest rates applicable to our indebtedness and made certain changes to the financial covenants regarding maintaining a minimum liquidity amount, as well as adding a new minimum subscription count covenant. If we are unable to sufficiently deliver results from our growth strategy and/or effectively manage expenses and cash flows, or maintain sufficient liquidity, we may not be able to comply with the minimum liquidity, minimum subscription count (which will increase on January 1, 2022 from 300,000 to 320,000 customers) and other covenants contained in our senior secured term loan, which would materially adversely affect our business. For example, on a single day in March 2021, we did not meet the daily minimum liquidity covenant under the senior secured term loan, resulting in an event of default, and requiring us to obtain a waiver of such event of default from our lenders and agent. In addition, certain other covenants in our senior secured term loan more strictly limit the operation of our business than comparable covenants in our prior revolving credit facility. Accordingly, we may be unable to comply with the covenants in our senior secured term loan or we may inadvertently fail to comply with such covenants during the course of the operation of our business similar to our failure to meet the minimum liquidity requirement for one day in the first quarter of 2021. Any future failure to comply with such covenants, or if we cannot make scheduled payments on our debt, may result in an event of default under our senior secured term loan. Upon an event of default under our senior secured term loan, the lenders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. In that event, we could be forced to react by commencing a bankruptcy or taking other action to maximize the value of our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Our customers have a wide variety of options for purchasing food, including traditional and online grocery stores and restaurants, and consumer tastes and preferences may change from time to time, including as a result of the COVID-19 pandemic and the resulting restrictions that were effected throughout most of the United States, which limited some of these options for consumers. Our ability to retain existing customers, attract new customers and increase customer engagement with us will depend in part on our ability to successfully improve our customer experience, including by continuing to create and introduce new product offerings, improving upon and enhancing our existing product offerings and strengthening our customers’ digital interactions with our brand and products, including online and mobile. As a result, we may introduce significant changes to our existing product offerings, develop and introduce new and unproven product offerings, revise our customers’ digital experiences and/or offer our products through new distribution channels. If our new or enhanced product offerings are unsuccessful, including because they fail to generate sufficient revenue or operating profit to justify our investments in them, we may be unable to attract or retain customers, which may impact our ability to comply with certain covenants in our senior secured term loan and our business and operating results could be materially adversely affected. Furthermore, new or shifting customer demands, tastes or interests, superior competitive offerings or a deterioration in our product quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model. In addition, we frequently experiment with and test different product offerings and marketing and pricing strategies, such as our recent implementation of a shipping charge on all subscription meal kit and wine orders, as well as our customers’ digital experiences, including by updating our online and mobile platforms. If these experiments, tests and updates are unsuccessful, or if the product offerings and strategies we introduce based on the results of such experiments, tests and updates do not perform as expected, our ability to retain existing customers, attract new customers, and increase customer engagement may be adversely affected, which may result in a breach of certain covenants in our senior secured term loan.

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

If we do not successfully maintain, operate and optimize our fulfillment centers, or if we vacate these facilities, or repurpose parts of these facilities as part of our operating efficiency initiatives or otherwise, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business. For example, following the closure of the Arlington fulfillment center in the first half of 2020, we temporarily reopened it in January 2021 to leverage existing assets to meet forecasted demand while we continued to identify and implement other operating efficiencies in our other fulfillment centers; we then closed the Arlington fulfillment center in April 2021, consolidating production volume at our other fulfillment centers. We have encountered in the past, and may encounter in the future, both as a result of the COVID-19 pandemic and otherwise, high levels of worker absenteeism and difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, causing us to use temporary workers through third parties, generally at greater cost and providing lower levels of performance, and to cancel or delay customer orders and close some weekly offering cycles early to manage demand. If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, our customers may experience delays in receiving their meal deliveries, receive deficient orders and/or have their orders canceled, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results. In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short-term basis, whether as a result of COVID-19 or otherwise, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results.

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

We expect to incur future capital expenditures in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures and risks related to such capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In executing our growth strategy to expand our product offerings and continuing to grow our customer base, we may be unable to effectively increase our fulfillment capacity or effectively control expansion related expenses. In addition, as we continue to execute our growth strategy, we may experience problems fulfilling orders in a timely manner or in a manner our customers expect, or our customers may experience delays in receiving their purchases, or, if we grow faster than anticipated, we may exceed our fulfillment center capacity sooner than we anticipate, any of which could harm our reputation and our relationships with our customers. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to continue to incur certain capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur. The timing and amount of our projected capital expenditures is dependent upon a number of factors and may vary significantly from our estimates. We cannot assure you that we will have sufficient capital resources to fund future capital expenditures or if any future capital expenditures will be timely or effectively integrated into our existing operations, any adjustments to production volume, including transitions between fulfillment centers, will be completed on an efficient and timely basis without adversely impacting our operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute on our strategic plans or recruit qualified managerial and operational personnel necessary to support our strategic plans. In addition, we intend to reduce spending on capital expenditures, to the extent needed, if we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, in order to comply with the financial covenants in our senior secured term loan, which will negatively and materially impact net revenue and our ability to execute and accelerate our growth strategy. Any changes to our overall fulfillment capacity or existing fulfillment center operations will put pressure on our managerial, financial, operational, technological and other resources.

Changes in food costs and availability could materially adversely affect our business.

The success of our business depends in part on our ability to anticipate and react to changes in food and supply costs and availability. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, market changes, increased competition, general risk of inflation, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, global demand, food safety concerns, public health crises, such as pandemics and epidemics, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands, product recalls and government regulations. For example, any prolonged negative impact of the COVID-19 pandemic or inflationary periods on food and supply costs and availability could materially and adversely impact our business, financial condition and operating results. In addition, deflation in food prices could reduce the attractiveness of our product offerings relative to competing products and thus impede our ability to maintain or increase overall sales, while food inflation, particularly periods of rapid inflation, have and could continue to reduce our operating margins as there may be a lag between the time of the price increase and the time at which we are able to increase the price of our product offerings. We generally do not have long term supply contracts or guaranteed purchase commitments with our food suppliers, and we do not hedge our commodity risks. In limited circumstances, we may enter into strategic purchasing commitment contracts with certain suppliers, but many of these contracts are relatively short in duration and may provide only limited protection from price fluctuations, and the use of these arrangements may limit our ability to benefit from favorable price movements. As a result, we may not be able to anticipate, react to or mitigate against cost fluctuations which could materially adversely affect our business, financial condition and operating results.

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

As we have seen disruptions in labor availability from time to time, whether as a result of the COVID-19 pandemic, general economic trends or otherwise, we have had to, and may in the future have to, cancel or delay some customer orders, and we have closed, and may continue to close, some weekly offering cycles early to manage demand. In addition, we have had to, and may again have to, pause production at a fulfillment center in order to implement our COVID-19 sanitation procedures, which has resulted, and could again result in, delayed or canceled orders. These actions or other actions that we may take in response to the COVID-19 pandemic that have the effect of delaying or canceling orders could negatively impact our ability to maintain, protect or enhance our brand.

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

In addition, as the COVID-19 pandemic’s impact on consumer behaviors tapers, and consumers seek out other dining options or resume traveling, we may see an increase in competition, which may be significant and which could have an adverse effect on our business, financial condition and operating results.

Food safety and food-borne illness incidents or advertising or product mislabeling may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents (including food tampering or contamination) caused by products we sell, or involving suppliers that supply us with ingredients and other products, could result in the discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs or harm to our reputation. Shipment of adulterated products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits brought by consumers, consumer agencies or others. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our insurance policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources, which could impact our ability to execute and accelerate our growth strategy and/or comply with the minimum liquidity covenant in our senior secured term loan.

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

Furthermore, there are many factors beyond our control which could cause shortages or interruptions in the supply of our ingredients and other products, including adverse weather, environmental factors, natural disasters, prolonged utility outages, unanticipated demand, shipping and distribution issues, labor problems, public health crises, such as pandemics and epidemics, changes in law or policy, food safety issues by our suppliers and their supply chains, and the financial health of our suppliers and their supply chains. For example, any prolonged negative impact on our supply chain as a result of the COVID-19 pandemic, or otherwise, could materially and adversely impact our business, financial condition and operating results. Production of the agricultural products used in our business may also be materially adversely affected by drought, water scarcity, temperature extremes, scarcity of agricultural labor, changes in government agricultural programs or subsidies, import restrictions, scarcity of suitable agricultural land, crop conditions, crop or animal diseases or crop pests. Failure to take adequate steps to mitigate the likelihood or potential effect of such events, or to effectively manage such events if they occur, may materially adversely affect our business, financial condition and operating results, particularly in circumstances where an ingredient or product is sourced from a single supplier or location.

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

We continue to monitor our operations and government recommendations and we have made modifications to our normal operations as a result of the COVID-19 pandemic. Our fulfillment centers have experienced, and may experience in the future, disruptions in production, including as a result of planned or unplanned pauses in production to implement additional safety measures, as well as a result of worker absenteeism at higher than normal rates and/or challenges in hiring and retaining sufficient workforce. Such disruptions have caused, and could continue to cause, delayed or canceled orders, or the decision to close certain weekly cycles early, each of which could have an adverse effect on our brand and our results of operations. These operational risks related to COVID-19 have impacted, and may continue to impact, the timing of certain new product launches. In addition, in response to the COVID-19 pandemic, our corporate employees, including our test kitchen employees, as well as other employees outside of our fulfillment centers, have generally been required to, and more recently given the option to, work remotely since the end of the first quarter of 2020, which may, if prolonged, have an adverse impact on the productivity of certain parts of our workforce, which could negatively impact our business and results of operations.

If we lose key management or fail to meet our need for qualified employees with specialized skills, our business, financial condition and operating results could be materially adversely affected.

Our future success is dependent upon our ability to retain key management. Our executive officers and other management personnel are employees “at will” and could elect to terminate their employment with us at any time. For example, we had three executive officers resign in each of 2020 and 2019, including the chief executive officer and one of our founders. Since 2017, we have had three different chief executive officers, including Matthew B. Salzberg who resigned as our president and chief executive officer in November 2017, when he transitioned to the role of executive chairman; in December 2018, Mr. Salzberg ceased to be an employee, and he resigned as chairman of our board of directors in September 2021. We do not maintain “key person” insurance on the lives of any of our executive officers.

Our future success is also dependent upon our ability to attract, retain and effectively deploy qualified employees, including management, possessing a broad range of skills and expertise. We may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future, and, to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees. Additionally, from time to time we have not been, and we may not in the future be, able to hire sufficient workforce quickly enough or to retain sufficient workforce, or if we cannot grow net revenue, we may not have adequate resources to meet our hiring needs, and we must effectively deploy our workforce in order to efficiently allocate our internal resources. If we fail to meet our hiring needs, successfully integrate our new hires or effectively deploy our existing personnel, our efficiency and ability to meet our forecasts, our ability to successfully execute on our strategic plan to sustain net revenue growth and our employee morale, productivity and retention could all suffer. Any of these factors could materially adversely affect our business, financial condition and operating results.

We may require additional capital to fund our operations and any future expansion of our business beyond our current plans, including our plan to sustain net revenue growth, and our inability to obtain such capital, or to adequately manage our existing capital resources, could make it difficult for us to comply with certain covenants in our senior secured term loan and could materially adversely affect our business, financial condition and operating results.

To support our operations or any future expansion of our business beyond our current plans accelerate our growth strategy, we must have sufficient capital to continue to make investments and to fund our operations. We also must maintain sufficient additional capital to comply with certain covenants in our senior secured term loan, which requires us and our subsidiaries to maintain minimum aggregate amounts of liquidity (defined to include our and our subsidiaries’ unrestricted cash and cash equivalents) and a minimum subscription count (as defined in the senior secured term loan). We cannot assure you that our future cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our operations or any future growth, including to attract and retain customers, or to do so while maintaining compliance with the covenants in our senior secured term loan. If cash flows from operations are not sufficient or if we fail to adequately manage our available cash and working capital, or sufficiently manage expenses, we will need additional equity or debt financing to provide the funds required to operate our business and to fund any future expansion of our business. If such financing is not available, or we are unable to refinance our senior secured term loan, on satisfactory terms or at all, we may be unable to operate our business, develop new business or execute on our strategic plan to sustain net revenue growth, in each case at the rate desired or at all, and our operating results would suffer. Additionally, new debt financing, such as the amendment to our existing financing agreement in May 2021, may increase expenses, contain covenants that further restrict the operation of our business, and will need to be repaid regardless of operating results. For example, covenants contained in our senior secured term loan include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments. Our senior secured term loan also requires us to make quarterly principal payments, as well as use a portion of the proceeds of certain equity issuances and certain other transactions to repay indebtedness outstanding under the senior secured term loan, and such repayments will be subject to prepayment premiums. Equity financing, debt financing that is convertible into equity, or debt or equity financing in which we issue equity or derivative securities, such as the warrants issued and issuable to our lenders and issued in the rights offering and recent private placements, could result in dilution to our existing stockholders.

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

Our business is seasonal in nature, which impacts the levels at which customers engage with our products and brand, and, as a result, the trends of our revenue and our expenses fluctuate from quarter to quarter. For example, prior to the effect of the economic and social impact of the COVID-19 pandemic, we historically anticipated that the first quarter of each year would generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we historically anticipated lower customer engagement. In addition, our marketing strategies and expenditures, which may be informed by these seasonal trends, will impact our quarterly results of operations. These seasonal trends may cause our revenue and our cash requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. We believe that these seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the impact that the COVID-19 pandemic may have on seasonality. Our past net revenue growth, due in part to the impact of the COVID-19 pandemic on consumer behaviors, masked seasonality, but if our net revenue declines or if it increases at a moderate rate, or if seasonal spending by our customers becomes more pronounced, seasonality could have a more significant impact on our operating results from period to period.

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

We rely on third-party transport carriers for the delivery of our wines to our customers. State and federal laws regulate the ability of transport carriers to transport wine, and carriers may be required to obtain licenses in order to deliver wine to our customers. Changes in our access to those carriers, including changes in prices and fuel surcharges or changes in our relationships with those carriers, changes in the laws allowing third party transport of wine, or regulatory discipline against licenses held by those carriers, could materially adversely affect our wine business.

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

Although none of our employees is currently covered under a collective bargaining agreement, our employees may elect to seek to be represented by labor unions in the future. For example, in April 2018, a local labor union filed an election petition with the National Labor Relations Board seeking to represent certain employees at our Linden, New Jersey facility; however, such employees subsequently voted to not be represented by the union and one of our competitors is currently facing a union election in three states, including California and New Jersey. If a significant number of our employees were to become unionized and collective bargaining agreement terms were to deviate significantly from our current compensation and benefits structure, our business, financial condition and operating results could be materially adversely affected. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our net revenues, and the resolution of labor disputes may increase our costs.

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

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, droughts and other adverse weather and climate conditions; crop or animal diseases; crop pests; unforeseen public health crises, such as pandemics and epidemics, such as the COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability or uncertainty; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our suppliers. In particular, these types of events could impact our supply chain from or to the impacted region given our dependency on frequent deliveries of ingredients and other products from a variety of local, regional and national suppliers. In addition, these types of events could adversely affect consumer spending in the impacted regions or our ability to deliver our products to our customers safely, cost-effectively or at all. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.

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

We are subject to extensive federal, state and local regulations. Our food processing facilities and products are subject to inspection by the USDA, the FDA and various state and local health and agricultural agencies. Applicable statutes and regulations governing food products include rules for labeling the content of specific types of foods, the nutritional value of that food and its serving size, as well as rules that protect against contamination of products by food-borne pathogens and food production rules addressing the discharge of materials and pollutants and animal welfare. Many jurisdictions also provide that food producers adhere to good manufacturing or production practices (the definitions of which may vary by jurisdiction) with respect to processing food. Recently, the food safety practices of the meat processing industry and produce industry have been subject to intense scrutiny and oversight by the USDA and FDA, respectively, and the FDA has begun to evaluate the possible need for new regulations for e-commerce food delivery companies, and future food-borne illness outbreaks or other food safety incidents related to meat or produce could lead to further governmental regulation of our business or of our suppliers. In addition, our fulfillment centers are subject to various federal, state and local laws and regulations relating to workplace safety and workplace health. Our fulfillment centers and offices, as applicable are also subject to additional FDA, Centers for Disease Control and Prevention, Occupational Safety and Health Administration regulations and guidelines and local guidelines relating to mitigating the spread of COVID-19. Failure to comply with all applicable laws and regulations could subject us or our suppliers to civil remedies, including fines, injunctions, product recalls or seizures and criminal sanctions, any of which could have a material adverse effect on our business, financial condition and operating results. Furthermore, compliance with current or future laws or regulations, including those related to mitigating the spread of COVID-19, could require us to make significant expenditures or otherwise materially adversely affect our business, financial condition and operating results.

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

The food industry is highly regulated. We invest significant resources in our efforts to comply with the local, state and federal food regulatory regimes under which we operate. However, we cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws, regulations, guidance or enforcement policies will not be adopted or become applicable to us, our suppliers or the products we distribute. We also operate under a business model that is relatively new to the food industry, in which we rapidly source, process, store and package meal ingredients—including fresh fruits and vegetables, and poultry, beef and seafood, each of which may be subject to a unique regulatory regime—and ship them directly to consumers in the course of e-commerce transactions. Our business model leaves our business particularly susceptible to changes in and reinterpretations of compliance policies of the FDA and other government agencies, and some of our competitors may interpret the applicability of the same or similar laws and regulations to their businesses differently than we interpret them. Furthermore, it is unclear how the FDA may interpret and enforce certain recently promulgated regulations, such as the requirements regarding food defense mitigation strategies, or if the FDA will adopt new regulations for e-commerce food delivery companies, which present considerable future uncertainty. Recent and ongoing changes in senior federal government officials and policy priorities create additional uncertainty.

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

Additionally, existing privacy-related laws, regulations, self-regulatory obligations and other legal obligations are evolving and are subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy-related laws and regulations in new or different manners. For example, the State of California enacted legislation in June 2018, the California Consumer Privacy Act of 2018, which came into effect on January 1, 2020, and, among other things, requires companies that process information on California residents to provide new disclosures to California consumers, allows such consumers to opt out of data sharing with third parties and provides a new cause of action for data breaches. Some other states have adopted, and many other states are considering, similar legislation. While we have invested and may continue to invest in readiness to comply with the applicable legislation, the effects of these new and evolving laws, regulations, and other obligations potentially are far-reaching and may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Changes in privacy-related laws, regulations, self-regulatory obligations and other legal obligations, or changes in industry standards or consumer sentiment, such as our need to adjust our digital marketing in response to the ongoing elimination of cookie-based tracking, could require us to incur substantial costs or to change our business practices, including changing, limiting or ceasing altogether the collection, use, sharing, or transfer of data relating to consumers. Any of these effects could materially adversely affect our business, financial condition and operating results.

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

Risks Related to Our Class A Common Stock

The market price of our Class A common stock has been and may ,in the future be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, and which could result in substantial losses for investors purchasing our shares.

The stock market in general and the market for our Class A common stock in particular has, from time to time, and may again, experience extreme volatility that has often been unrelated to the operating performance of particular companies. For example, since our initial public offering in June 2017, the market price of our Class A common stock has ranged from a high of $165.00 (adjusted for the reverse stock split that occurred in June 2019) to a low of $2.01. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. For example, we have been subject to several putative class action lawsuits alleging federal securities law violations in connection with our initial public offering, or IPO. Because of the past and the potential future volatility of our stock price, we may become the target of additional securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

If securities or industry analysts do not publish research or reports about us, our business or our market, or if they publish negative evaluations of our stock or the stock of other companies in our industry, the price of our stock and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If the analyst(s) covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our stock could decline. Since December 31, 2018, twelve of the analysts who formerly covered our stock have ceased to cover our stock and we currently have only one analyst covering our stock. If the remaining analyst ceases to cover our stock and other analysts do not begin to cover our stock, we could lose additional visibility in the market for our stock, which in turn could cause our stock price to decline further. The trading market for our Class A common stock is influenced by the research and reports that industry or financial analysts publish about us or our business. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analyst will provide favorable coverage. A lack of research coverage or adverse coverage may negatively impact the market price of our Class A common stock. In addition, if one or more of the analysts covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our Class A common stock could decline.

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

Joseph N. Sanberg and his affiliates beneficially own a significant portion of our outstanding Class A common stock, and therefore have significant influence over the outcome of matters subject to stockholder approval, including a change of control, which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

As of November 4, 2021, Mr. Sanberg and his affiliates beneficially own an aggregate of 15.3 million shares of our outstanding Class A common stock (including shares issuable upon exercise of warrants held by Mr. Sanberg’s affiliates), which collectively represent approximately 38.0% of our outstanding capital stock. The warrants held by Mr. Sanberg’s affiliates are subject to a contractual limitation on exercise, capping the beneficial ownership of Mr. Sanberg and his affiliates at 33.0% until such date that no indebtedness remains outstanding under our existing financing agreement. Pursuant to the purchase agreement, or the Purchase Agreement, with RJB Partners LLC, or RJB, an affiliate of Mr. Sanberg, and Mr. M. Salzberg, dated September 15, 2021, RJB is subject to a voting agreement, pursuant to which RJB agreed to cause all of our voting securities beneficially owned by it or certain of its affiliates, including Mr. Sanberg, in excess of 19.9% of the total voting power of our outstanding capital stock to be voted in proportion to, and accordance with, the vote of all of our stockholders, limiting the effective voting power of the securities beneficially held by Mr. Sanberg, including securities issued to RJB in connection with the Capital Raise, to between 19.9% and 24.3%, depending on the number of outstanding shares of capital stock owned by RJB, its affiliates, and the votes of other stockholders.

As a result, these stockholders will have significant influence over matters submitted to our stockholders for approval, including the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power might delay, defer or prevent a change in control or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire, which, in each case, could adversely affect the market price of our Class A common stock.

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

As of September 30, 2021, an aggregate of 1,451,584 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act of 1933, or the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of September 30, 2021, the holders of an aggregate of approximately 3.8 million registrable securities have rights, subject to certain conditions, to include their securities in registration statements that we may file for ourselves or other stockholders. If we were to register these securities for resale, they could be freely sold in the public market. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered Class A common stock, preferred stock, debt securities and warrants from time to time pursuant to one or more offerings of up to $75,000,000 in aggregate offering price at prices and terms to be determined at the time of sale. On August 10, 2020, we consummated an underwritten public offering of 4,000,000 shares of Class A common stock registered under our universal shelf registration statement. On June 18, 2021, we consummated an underwritten public offering of 5,411,900 shares of Class A common stock, including the 705,900 shares issuable upon the underwriter’s exercise of its option to purchase additional shares, under our universal shelf registration statement. Following the August 2020 and June 2021 underwritten offerings, approximately $15.0 million in aggregate offering price remains available for issuance under our universal shelf registration statement.

In connection with the amendment to our senior secured term loan, on the first day of each quarter that our senior secured term loan is outstanding, beginning on or after July 1, 2021, we are obligated to issue warrants to the lenders to purchase such number of shares of Class A common stock as equals 0.50% of the then outstanding shares of our common stock on a fully-diluted basis and we are required to file a registration statement with the SEC to register for resale the shares of Class A common stock underlying the warrants. Pursuant to this obligation, on July 1, 2021, we issued warrants to the lenders exercisable for an aggregate of 130,350 shares of Class A common stock and on October 1, 2021, we issued warrants to the lenders exercisable for an aggregate of 133,868 shares of Class A common stock. We filed registration statements for the resale of such shares with the SEC on July 30, 2021 and on October 15, 2021, respectively.

On September 15, 2021, in connection with the private placement with Mr. M. Salzberg pursuant to the Purchase Agreement, we issued to Mr. M. Salzberg (i) 300,000 shares of Class A common stock, (ii) warrants to purchase 240,000 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 120,000 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 60,000 shares of Class A common stock at an exercise price of $20.00 per share, for an aggregate purchase price of $3.0 million.

On November 4, 2021, in connection with the Purchase Agreement and concurrently with the closing of the rights offering, we issued to RJB an aggregate of (i) 6,265,813 shares of Class A common stock, (ii) warrants to purchase 5,012,354.58219726 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 2,506,177.291098630 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 1,253,088.645549316 shares of Class A common stock at an exercise price of $20.00 per share, for an aggregate purchase price of $62.7 million in two private placements. On November 4, 2021, we entered into a registration rights agreement with RJB and Mr. M. Salzberg, pursuant to which RJB, Mr. M. Salzberg and their respective permitted transferees have the right to request that we file a shelf registration statement with respect to all or a portion of the shares that they hold, which include (x) shares of Class A common stock held prior to the execution of the Purchase Agreement, and (y) shares of Class A common stock and shares underlying the warrants purchased in connection with the Purchase Agreement.

Sales of additional amounts of shares of our Class A common stock or other securities convertible into shares of Class A common stock, including any additional warrants to be issued to our lenders in connection with the amendment to our senior secured term loan and the warrants issued pursuant to the Purchase Agreement, for which we are obligated to file shelf registrations with the SEC relating to the shares underlying those warrants, would dilute our stockholders’ ownership in us.

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

On May 17, 2019, we were notified by the New York Stock Exchange, or NYSE, that we were no longer in compliance with the NYSE’s continued listing standards because the average closing price of our Class A common stock had fallen below $1.00 per share over a period of 30 consecutive trading days. On June 14, 2019, we filed a certificate of amendment to our restated certificate of incorporation that, among other things, effected a 1-for-15 reverse stock split of our Class A common stock. On July 1, 2019, we were notified by the NYSE that we had regained compliance with the applicable NYSE continued listing standard. However, we cannot assure you that the stock price of our Class A common stock will continue to remain in compliance with this standard or that we will remain in compliance with any of the other applicable NYSE continued listing standards dependent on our stock price, such as the requirement to maintain an average global market capitalization over a consecutive 30 trading-day period in excess of $50.0 million or, at the same time, stockholders’ equity equal or greater than $50.0 million. The stock price of our Class A common stock (and thus our market capitalization) may be adversely affected due to, among other things, our financial results, market conditions and market perception of our business.

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

The special meeting provisions and super-majority vote required for the director removal described above will remain in place unless our stockholders approve an amendment to our restated certificate of incorporation to amend those provisions, which we expect to propose for consideration and approval at the 2022 annual meeting of stockholders.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders holding shares representing more than 15% of the voting power of our outstanding voting stock from engaging in certain business combinations with us. Any provision of our restated certificate of incorporation or amended and restated bylaws, each as may be further amended and/or amended and restated from time to time, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On July 1, 2021, in connection with the amendment to our financing agreement entered into in May 2021, we issued warrants to purchase 130,350 shares of Class A common stock to certain lenders party to the financing agreement. The warrants have an exercise price of $0.01 per share. The number of shares issuable upon exercise of each warrant is subject to increase each time we issue or sell any shares of Class A common stock, Class A common stock equivalents, options or convertible securities for a consideration per share (including upon exercise, exchange or conversion) of less than the fair market value per share of the Class A common stock, as such term is defined in the form of warrant, as of July 1, 2021. The warrants will expire five years after July 1, 2021 and will be exercisable on a cash basis or, at the election of the holder, on a cashless basis.

The issuance of the warrants was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, provided by Section 4(a)(2) of the Securities Act in that the transaction was by an issuer not involving any public offering. At issuance, the recipients of the warrants represented that they were “accredited investors” and represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In connection with the grant of the warrants, we filed a registration statement on Form S-3 on July 30, 2021, registering the resale of the shares of Class A common stock issuable upon exercise of the warrants on a delayed or continuous basis and such registration statement was declared effective on August 10, 2021. We did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts and commissions, in connection with the issuance of the warrants.

Other than the securities reported above, during the period covered by this Quarterly Report on Form 10-Q, we did not issue any unregistered equity securities other than pursuant to transactions previously reported in our Current Reports on Form 8-K.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective November 4, 2021, our Board of Directors amended and restated our Amended and Restated By-laws, as amended, to adopt a proxy access provision and to make conforming changes in connection with the proxy access provision. A copy of the Amended and Restated By-Laws was filed with our Current Report on Form 8-K filed with the SEC on November 4, 2021 and is incorporated by reference to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit	Description

3.1

Restated Certificate of Incorporation of Blue Apron Holdings, Inc. as amended (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on July 30, 2021)

3.2

Amended and Restated By-laws of Blue Apron Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2021)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on July 30, 2021)

4.2

Form of Warrant for Rights Offering (incorporated by reference to Exhibit 4.2 of the registrant’s Amendment No, 1 to the Registration Statement on Form S-3, filed with the Securities and Exchange Commission on September 28, 2021)

4.3

Form of Warrant issued pursuant to Purchase Agreement (incorporated by reference to Exhibit 4.3 of the registrant’s Amendment No. 1 to the Registration Statement on Form S-3, filed with the Securities and Exchange Commission on September 28, 2021)

4.4

Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.4 of the registrant’s Registration Statement on Form S-3/A as filed with the Securities and Exchange Commission on September 28, 2021)

10.1*	Seventh Amendment to Lease, dated as of July 15, 2013, by and between Dreisbach Enterprises, Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.), dated as of September 29, 2021

10.2

Purchase Agreement dated September 15, 2021, by and among Blue Apron Holdings, Inc., RJB Partners LLC and Matthew B. Salzberg (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 2021)

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

BLUE APRON HOLDINGS, INC.

Date: November 9, 2021	/s/ Linda Findley Kozlowski
Linda Findley Kozlowski
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 9, 2021	/s/ Randy J. Greben
Randy J. Greben
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)