Form 10-K
period 2021-12-31
Blue Apron Holdings, Inc.
filed 2022-02-25
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

Based on the closing price of the Registrant’s Class A Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2021, the aggregate market value of its Class A Common Stock and Class B Common Stock (based on a closing price of $4.28 per share on June 30, 2021 as reported on the New York Stock Exchange) held by non-affiliates was approximately $86.2 million.

As of February 15, 2022, there were 32,539,871 shares of Class A Common Stock, 0 shares of Class B Common Stock and 0 shares of Class C Capital Stock outstanding.

Documents Incorporated by Reference:

Portions of the proxy statement to be filed pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of this fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

BLUE APRON HOLDINGS, INC.

9

PART I
	Item 1.	Business	7
	Item 1A.	Risk Factors	18
	Item 1B.	Unresolved Staff Comments	52
	Item 2.	Properties	52
	Item 3.	Legal Proceedings	52
	Item 4.	Mine Safety Disclosures	52

PART II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	53
	Item 6.	[Reserved]	54
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	82
	Item 8.	Financial Statements and Supplementary Data	82
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82
	Item 9A.	Controls and Procedures	82
	Item 9B.	Other Information	83
	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	83

PART III
	Item 10.	Directors, Executive Officers, and Corporate Governance	84
	Item 11.	Executive Compensation	84
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	84
	Item 14.	Principal Accountant Fees and Services	84

PART IV
	Item 15.	Exhibits and Financial Statement Schedule	85
	Item 16.	Form 10-K Summary	85

EXHIBITS INDEX			86
SIGNATURES			92

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

●	our ability, including the timing and extent, to successfully support the acceleration and execution of our growth strategy (including the ability to successfully increase marketing and technology improvements on our planned timeline), cost-effectively attract new customers and retain existing customers, including our ability to sustain any increase in demand resulting from both our growth strategy and the COVID-19 (coronavirus) pandemic, and our ability to continue to expand our product offerings and distribution channels, and to continue to execute operational efficiency practices;
●	changes in consumer behaviors, tastes and preferences that could lead to changes in demand, including as a result of, among other things, long-term impacts of the COVID-19 pandemic on consumer behavior and the impact of and inflation or other macroeconomic factors on consumer spending habits;
●	our ability to attract and retain qualified employees and personnel in sufficient numbers, both generally and in light of ongoing nationwide labor shortages as a result of COVID-19 or otherwise;
●	any material and adverse impact of the COVID-19 pandemic on our operations and results, such as challenges in employee recruiting and retention, any prolonged closures, or series of temporary closures, of one or both of our fulfillment centers, supply chain or carrier interruptions or delays, and any resulting need to cancel or shift customer orders;
●	our expectations regarding our expenses and net revenue and our ability to grow adjusted EBITDA and to achieve or maintain profitability;
●	our expectations regarding, and the stability of, our supply chain, including potential shortages, interruptions and/or increased costs in the supply or delivery of ingredients, and parcel and freight carrier interruptions or delays and/or higher freight or fuel costs, as a result of the COVID-19 pandemic or otherwise;
●	our ability to effectively compete;
●	our ability to maintain and grow the value of our brand and reputation;
●	our ability to maintain food safety and prevent food-borne illness incidents and our susceptibility to supplier-initiated recalls;

●	our ability, including the timing and extent, to sufficiently manage costs and to fund investments in our operations in amounts necessary to maintain compliance with financial and other covenants under our indebtedness while continuing to support the execution and acceleration of our growth strategy;
●	our ability to comply with modified or new laws and regulations applying to our business, or the impact that such compliance may have on our business;
●	our ability to achieve our environmental, sustainability and corporate governance goals on our anticipated timeframe or at all;
●	our vulnerability to adverse weather conditions, natural disasters, and public health crises, including pandemics; and
●	our ability to obtain and maintain intellectual property protection.

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

SUMMARY OF RISK FACTORS

You should consider carefully the risks described under the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K. These risks, which include the following, could materially and adversely affect our business, financial condition, operating results, cash flow, and prospects, which could cause the trading price of our Class A common stock to decline and could result in a partial or total loss of your investment:

●	We have a history of losses, and we may be unable to achieve or sustain profitability.
●	We may be unable to successfully accelerate and/or continue to execute our growth strategy. If we fail to cost effectively acquire new customers or retain our existing customers or if we fail to derive profitable net revenue from our customers, our business would be materially adversely affected.
●	If we fail to grow net revenue on our accelerated timeline or at all or effectively manage our net revenue or any future revenue growth, or if we fail to effectively manage costs, our business could be materially adversely affected.
●	Our indebtedness could materially adversely affect our business and financial condition. In particular, any failure to comply with the financial covenants in our senior secured term loan would materially adversely affect our business. Furthermore, negative covenants in our senior secured term loan may limit our ability to pursue our business strategies, which would materially adversely affect our operating results, and the failure to comply with such restrictions could materially adversely affect our business.
●	If we do not successfully maintain, operate and optimize our fulfillment centers and logistics channels, and manage our ongoing real property and operational needs, our business, financial condition and operating results could be materially adversely affected.
●	Our results could be materially and adversely affected by the impact of the COVID-19 pandemic.
●	Our business depends on a strong and trusted brand, and any failure to maintain, protect or enhance our brand, including as a result of events outside our control, could materially adversely affect our business.
●	Increased competition in both the meal kit space and in dining options more generally presents an ongoing threat to the success of our business.
●	Changes in consumer tastes and preferences or in consumer spending due to inflation or otherwise, and other economic or financial market conditions could materially adversely affect our business.
●	The ability to cost-effectively source quality ingredients and other products, and the reliable and cost-effective storage, transport and delivery of ingredients and other products and our product offerings, is critical to our business, and any interruptions, delays or failures, or prolonged increase in food and supply costs, could materially adversely affect our reputation, business, financial condition and operating results.
●	Food safety and food-borne illness incidents or advertising or product mislabeling may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
●	If we lose key management and/or fail to meet our need for qualified employees, our business, financial condition and operating results could be materially adversely affected.
●	We may require additional capital to fund our existing operations and any future expansion of our business, and our inability to obtain such capital, or to adequately manage our existing capital resources could materially adversely affect our business, financial condition and operating results.

●	We rely on our proprietary technology and data to forecast customer demand and to manage our supply chain, and any failure of this technology, or the quality of our data, could materially adversely affect our business, financial condition and operating results.
●	We are subject to extensive governmental regulations which require significant expenditures and ongoing compliance efforts. Even inadvertent, non-negligent or unknowing violations of regulatory requirements could expose us to adverse governmental action and materially adversely affect our business, financial condition and operating results. Further, changes to law, regulation or policy could leave us vulnerable to adverse governmental action and materially adversely affect our business, financial condition and operating results.

PART I

ITEM 1.               BUSINESS.

Blue Apron's vision is "better living through better food." Founded in 2012, we are on a mission to spark discovery, connection and joy through cooking. We offer fresh, chef-designed recipes that empower our customers to embrace their culinary curiosity and challenge their abilities to see what a difference cooking quality food can make in their lives.

Our core product is the meal experience we help our customers create. These experiences extend from discovering new recipes, ingredients, and cooking techniques to preparing meals with families and loved ones to sharing photos and stories of culinary triumphs. Central to these experiences are the original recipes we design with fresh, seasonally inspired produce and high quality ingredients sent directly to our customers. We also sell wine, which can be paired with our meals, and we sell a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions, which are tested and recommended by our culinary team. Our products are available to purchase through our website and mobile app. Our customers span ages, geographies, income brackets, and levels of culinary expertise. They include young couples, families, singles, and empty nesters. Our passionate community of home cooks tell us, through emails, phone calls, and social media, how much Blue Apron has changed their lives.

Central to our operations, we have developed an integrated network that employs technology and expertise across many disciplines. Our supply-demand coordination activities––demand planning, recipe creation, procurement, recipe merchandising, fulfillment operations, distribution, customer service, and marketing––drive our end-to-end value chain.

Our Business Strategy

In August 2019, we introduced a new return-to-growth strategy, focused on our operations in the United States in the direct-to-consumer channel. Our growth strategy is centered on three main objectives:

●	engage more consumers that have our best customer characteristics, consisting of households with couples and families, as well as single-person homes and empty nesters;
●	offer greater menu choice and flexibility in our products and services; and
●	scale our marketing infrastructure efficiently.

In the second half of 2021, Blue Apron completed an equity capital raise and intends to use the net proceeds for working capital and general corporate purposes, including to accelerate its growth strategy to drive new customers and associated revenue growth, to build a framework to establish an Environmental Social and Governance (“ESG”) program, including achieving carbon neutrality by the end of the first quarter of 2022, and to increase wages, benefits and training for our hourly employees.

Throughout the year, while the COVID-19 pandemic continued to significantly affect economies, marketplaces, communities, and businesses, including ours, we prioritized our employees and customers, while continuing to execute against our strategic priorities. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 on our Business” under Part II, Item 7 for further discussion.

Our Products

Meals

On our direct-to-consumer platform, we strive to offer our customers a balanced mix of ingredients, cuisines, familiarity, discovery, and preparation times. We are focused on offering a variety of choices every week, including a range of recipes designed for a healthy lifestyle, so that customers can make selections based on their individual or household needs and preferences. We currently offer four weekly meal plans - a Two-Serving Signature Plan, a Two-Serving Vegetarian Plan, a Two-Serving Wellness Plan, and a Four-Serving Signature Plan.

For meal plans, customers have the flexibility to choose any combination of the recipes offered in their selected plan each week. For each box ordered per week, this includes any two, three or four two-serving recipes from sixteen choices on the Two-Serving Plan; any two, three, or four four-serving recipes from eight choices on the Four-Serving Plan; and one of two choices on the Meal Prep Plan. The Meal Prep Plan provides eight servings consisting of two portions of four distinct recipes. In addition, customers can add up to two Add-ons recipes to each box, which includes appetizers, side dishes or desserts, and / or Heat & Eat meals, which are pre-made meals ready to heat and eat in minutes.

Customers are also able to purchase a second box each week, allowing them to select up to eight different recipes per week at staggered times, double recipes to serve up to eight people per meal on the Four-Serving Plan, or balance out their cooking by getting a Meal Prep Plan for lunches and quick dinners alongside a box for more elevated and premium meals. In 2021, Blue Apron also introduced a select number of meal kits that are available for purchase on Blue Apron Market without a subscription.

Based on the number of Orders in 2021 per plan type, approximately 80% of our meal orders were for the Two-Serving Plan, and approximately 20% were for the Four-Serving Plan. Our customers can tailor their orders to complement their individual tastes and lifestyles. Some customers prefer to let our recipe recommendation algorithm choose their recipes based on the food preferences they have provided to us, while other customers actively choose several weeks in advance of delivery which recipes to receive. Customers can choose to receive orders each week, or less frequently if that better suits their schedules. Customers can make their order selections on our website or through our mobile application.

In addition, customers have the option to customize some of their recipe selections, such as the ability to upgrade a protein for a more premium protein, replace a meat with a plant protein, swap a vegetable for a starch, or increase the serving size from two to four. We also offer Premium recipes, including our Craft offering, that introduce our customers to specialty protein combinations, advanced culinary techniques, and unique flavor twists. Both our customized options and Premium recipes are priced at a premium to our standard rates. We also sell occasion-based offerings from time to time, which we have sold both on our subscription meal plan and the Blue Apron Market platform.

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

Wine

Blue Apron Wine, our direct-to-consumer wine delivery service, uses an integrated supply chain and direct sourcing relationships to deliver high-quality wines at compelling values. We work directly with vineyards and consult with acclaimed winemakers to create custom Blue Apron wines that are specially crafted for our customers and uniquely curated to pair with our meals. Our wines included in our monthly wine delivery service are sized for a dinner for two (in 500ml bottles, rather than traditional 750ml bottles). Customers have the flexibility to customize their box, choosing six bottles from a monthly selection of wines that best meet their taste preferences. A pairing key system provides insight into the wine profiles, and enables customers to pair their Blue Apron meals and wines. Our wine offerings include curated red and white wines (and seasonally available rosé), tasting notes, pairing tips, and the story behind each wine. We are a licensed winery, and currently ship directly to customers in 31 states and Washington, D.C.

As with our meals, customers may choose to actively manage their monthly wine orders by adjusting deliveries to fit their schedules, or they may simply sign up and receive one or two deliveries each month. Wine customers can also order a second box per monthly cycle. In addition to our monthly wine service, customers have the ability to order curated assortments and wine by 500ml and 750ml bottles, half-case, case, or other bundles on the Blue Apron Market, outside of the monthly subscription model.

Market

Blue Apron Market, our e-commerce market, features a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions, which are tested in our test kitchen and recommended by our culinary team. A number of these items are not available elsewhere, and we regularly evaluate expanding our exclusive items and partnerships. All of our recipe cards feature cooking tools and utensils from Blue Apron Market, creating an integrated brand experience for our community of home cooks and repeated merchandising opportunities for our company. A selection of non-subscription meal kit boxes and our wines are also sold on the Blue Apron Market website.

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

Supplier Relationships

Our deep supplier relationships provide us the ability to source high quality ingredients. This enables us to collaborate on demand planning to manage inventories and optimize yields in effort to reduce waste and cost while minimizing our supply chain footprint. Blue Apron often aims to work directly with farmers when practicable to ensure customers receive high quality, seasonally inspired produce at optimal freshness, at the best value. We source from farmers, ranchers, fisheries, and other suppliers of meat, seafood, and poultry products that meet our animal welfare standards, enabling us to provide premium ingredients to our customers such as pasture raised beef and Certified Humane Raised and Handled® pasture raised eggs.

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

Production and Fulfillment

As of December 31, 2021, we operated two fulfillment centers. Our fulfillment centers are designed to effectively manage our variable, high-throughput, perishable inventory, as well as flexible production and labor needs. We have invested extensively in our fulfillment centers, including the opening of our Linden, New Jersey center in 2017 and the implementation of automation equipment in our Linden and Richmond fulfillment centers, and continue to optimize our network with a focus on maximizing efficiencies.

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

Logistics

Our logistics team designs, manages, and optimizes a ground-based delivery network of several third-party service providers capable of delivering within the contiguous United States. We analyze outbound logistics on a zip code by zip code basis to enable cost-effective and timely delivery of orders, while also adjusting the packaging of our ingredients and other components of our fulfillment operations based on the expected delivery route, weather, or ultimate destination. All of our packaging materials are chosen with environmental impact in mind. We select packaging that is recyclable or biodegradable when practicable. Our packaging innovation team, with the support of third party sustainability experts, is focused on innovating to improve our packaging design, lower overall costs, and reduce our carbon footprint.

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

In addition, strategic brand partnerships are an important opportunity for us to leverage the platform we are building to add value for our existing customers and showcase our brand to new customer segments.

Finally, as we continue to promote our brand to attract new customers, we are focused on investments in marketing technology, especially in response to the ongoing elimination of cookie-based tracking. This work includes building out a customer data platform to better manage our first party data; onboarding a content management system to more effectively leverage our digital content and enhance our ability to use technology to increase customer adoption; and investing in our engineering capabilities to improve overall user experience.

Our Customers

Our customers represent a broad range of demographics including a wide range of age groups and incomes. Customers of all kinds are able to successfully incorporate Blue Apron into a wide variety of lifestyles.

Source: Customer email survey of Blue Apron account holders, December 2021, with 2,605 respondents.

We also believe our customers roughly mirror the general geographical population distribution of the United States. According to the 2015 Current Population Survey by the U.S. Census Bureau, the top ten states account for 54% of total U.S. households. Similarly, we estimate that these states accounted for 58% of our customers in the fourth quarter of 2021.

Population by State

Blue Apron Customers

Top 10 States: 58%
All Other: 42%

CA
15.0%
CA
NY
8.0%
NY
TX
6.0%
TX
FL
5.0%
FL
PA
4.0%
PA
IL
4.0%
IL
VA
4.0%
VA
WA
4.0%
WA
MA
4.0%
MA
NJ
4.0%
NJ
All Other
42.0%
All Other

Source: Blue Apron Customers for the quarter ended December 31, 2021.

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

Intellectual Property

Our ability to protect our intellectual property rights, including our proprietary technology and our customer data, is an important factor in our strategy and the success of our business. We seek to protect our intellectual property rights through a combination of trademark, copyright and patent, and other intellectual property protections under applicable law. We register domain names, trademarks and service marks in the United States and abroad. We also seek to protect and avoid disclosure of our intellectual property through confidentiality, non-disclosure and invention assignment agreements with employees, and through appropriate agreements with our suppliers and others. We have two registered patents related to product packaging.

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

State and local jurisdictions also regulate U.S. food manufacturing facilities. For example, we currently produce and fulfill products in the states of California and New Jersey. State and local governments exert regulatory authority over our operations in these jurisdictions. The states and localities in which a food production facility is located can impose registration, licensing, and inspection requirements in addition to those imposed by federal law. Some also enforce significant consumer protection-focused statutory schemes, which can impose additional costs and complexity on food producers.

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

Food Safety and Quality Assurance

We maintain a food safety and quality program to verify that the food products supplied to our customers are processed in a safe and sanitary environment and are in compliance with applicable food safety and regulatory requirements and standards. All meat and poultry products that we source are processed in facilities inspected by the U.S. Department of Agriculture, or USDA, or by the equivalent agencies in countries deemed eligible by USDA for exporting meat and poultry to the United States. Accordingly, these products must conform to USDA requirements. All food and packaging suppliers are prequalified and have agreed to comply with our requirements. While we perform supplier inspections and conduct product audits to evaluate suppliers and products for compliance with our company standards and specifications, we may not be able to prevent individual suppliers from failing to comply with food safety laws or our requirements, and we may not be able to locate each failure to comply with food safety laws or our requirements prior to receiving food products. Our customer experience team captures and addresses customer feedback, including inquiries and complaints about the safety and quality of our food products.

Government Regulation of Our Wine Business

The production, sale, and shipment of wine in the United States is regulated by the federal government and by each state government. State laws are not uniform, so business models that are national in scope must account for the state-by-state rules to achieve compliance.

Our wholly-owned subsidiary BAW, Inc., or BAW, is a licensed California winery, and must comply with federal and California law controlling winery operations, and with the laws of each state to which we ship wine. Various regulations control production, excise tax, labeling, alcohol content and recordkeeping. In addition, the promotion and marketing of wine, including pricing, is subject to federal or state regulations. For example, wine marketing cannot be targeted to children, and some states restrict excessive discounts on wine. To assist with federal and state regulatory compliance, BAW relies on various internal and external personnel with relevant experience.

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

Human Capital Management

Overview of Human Capital Management

We believe our employees are the foundation of our success. As a direct to consumer business, we have a wide range of employees, including management professionals, engineers, culinary and food safety professionals, fulfillment center employees and customer service employees. Given the breadth of our employee base, we tailor our human capital management policies with a view to specific employee populations while we work to build a consistent and equitable culture based on creating a special place to work for all of our employees. Our overall talent acquisition and retention strategy is designed to attract and retain qualified employees to meet our business goals on an ongoing basis and to execute on our growth strategy.

As of January 31, 2022, we employed 1,988 full- and part-time employees, of which approximately 84% were engaged in fulfillment operations. We also supplement our hourly fulfillment and customer service staffing with temporary personnel. During 2021, and continuing into the first quarter of 2022, our need to rely on supplementing our fulfillment center staffing with temporary personnel has, at times, been at higher levels than in the past as a result of labor shortages across the United States, as well as due to higher levels of COVID-19 driven absenteeism, particularly in the fourth quarter of 2021. As described in more detail in this section, we are continuing to develop and strengthen our human capital management practices to enhance our ability to attract and retain qualified employees.

Our human resource strategy is overseen by our executive team and senior human resource professionals, and management provides regular updates to our board of directors. The management team also seeks input from, and works collaboratively with, the operations team when designing human resource strategy for our fulfillment centers.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Attraction, Retention, and Development of Talent

Our human resource strategy is focused on the attraction, retention and development of employees across the company, from our fulfillment centers to our test kitchen to our corporate offices. Our ability to attract, retain and improve the effectiveness of employees is a critical factor in our ability to execute our business strategies. We strive to recruit the best people for the job regardless of race, sexual orientation, gender, religion, or other differences.

In 2021, we experienced, and we may again in the future experience, hourly employee labor shortages at our fulfillment centers that we believe were primarily caused by factors relating to the COVID-19 pandemic, including overall labor shortages across the United States, particularly in entry level, lower skilled roles, as well as absences caused by COVID-19 illness or exposure. We have also seen, to some extent, the impact of the nationwide trend of the “Great Resignation” across the company. In order to address labor constraints, we have been reviewing and revising our practices at all levels of the company with respect to pay, benefits, recruiting, retention and training as part of our ongoing commitment to recruit and retain a strong employee base across the company. In addition, we are focused on creating a special place to work for our employees by focusing on management and leadership training particularly in our fulfillment center operations. We have also established a number of operating practice improvements in our fulfillment centers, including labor, packaging, and equipment optimizations, in order to increase fulfillment center capacity and reduce the labor hours required to run our business.

There are several ways in which we focus on attracting talented employees, recognizing and rewarding them for their performance, and developing, engaging and retaining them. This includes the following:

●	In the fourth quarter of 2021, increasing our entry-level pay rate to $18 per hour for hourly employees, as well as increasing levels of pay for other employees.
●	A comprehensive review of salaried compensation bands across the company to allow us to offer competitive base pay and enable us to make adjustments where warranted based on internal and external equity.
●	Improving our benefit plan offering to help keep out-of-pocket health insurance costs to our employees low and also adopting a new matching program for employees eligible to participate in our 401(k) plan.
●	Focusing on the health and safety of our employees. In addition to enforcing a strict COVID-19 health and safety protocol, as discussed below, our goal is to operate our business in a manner that results in zero workplace injuries and illnesses through training our employees on proper health and safety practices.

●	Hosting weekly events at our fulfillment centers to provide our fulfillment center employees access to high quality ingredients for meals at home, at no cost to them, while enriching engagement with the Blue Apron brand.
●	Continuing our focus on diversity, equity and inclusion, by conducting employee engagement surveys and, for our corporate offices, thereafter creating focus groups to address key employee concerns.
●	Launching a comprehensive employee engagement program that we refer to as Chef’s Table, focusing on creating a special place to work for all of our employees by providing manager and employee training, creating a supportive employee experience with transparent and fair career paths, and evaluating additional opportunities to incentivize and reward our fulfillment center employees for the contributions they make.

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

Since March 2020, the COVID-19 pandemic has been presenting, and continues to present challenges in many parts of our businesses and operations, including with respect to our most valuable asset - our people. In response, we developed and implemented new procedures and protocols to minimize the risk to the health and safety of our employees while allowing us to continue to operate our facilities and provide high quality products to our customers on a timely basis. Throughout the pandemic, we have been able to continue to service our customers, while at the same time making investments to prioritize the health, safety, and welfare of our employees.

In particular, our comprehensive response to the COVID-19 pandemic includes:

●	Creating a COVID-19 Action Team composed of a cross-functional team of corporate and fulfillment center employees, including representatives from Operations (including FSQA and EHS teams), Legal, Human Resources and Internal Communications, that is responsible for reviewing and investigating all COVID-19 cases and precaution policies;
●	Forming Wellness Teams at each fulfillment center to monitor and reach out to employees impacted by COVID-19, whether due to having a positive diagnosis, having been exposed, or displaying symptoms;
●	Establishing a contact tracing program both through oral intake interviews, as well as reviewing security video footage to identify close contacts;
●	Adjusting attendance and certain paid time off policies to encourage those who are sick to stay home;
●	Hosting COVID-19 vaccination clinics at our fulfillment centers and strongly encouraging our fulfillment center employees to get vaccinated;
●	Requiring vaccination for our New York City corporate offices in accordance with New York City laws;
●	Providing at least weekly COVID-19 testing in our Richmond, California fulfillment center when required by local law and, beginning in early 2022, providing weekly COVID-19 testing regardless of vaccination status at both of our fulfillment centers;
●	Adopting a COVID-19 Cleaning and Disinfecting Policy, which established additional cleaning and sanitation practices on top of the robust sanitation protocols we already undertake as FDA regulated facilities;

●	Implementing temperature screening of employees and visitors entering any of our fulfillment centers;
●	Establishing physical distancing procedures for employees at our fulfillment centers and, where open, our corporate offices;
●	Providing all fulfillment center employees with face coverings (including making KN95 masks available starting in late 2021), and requiring face coverings to be worn in and around all of our locations;
●	Modifying workspaces with physical dividers where possible and reducing seating in conference and meeting rooms, as well as in common spaces and break and lunch rooms;
●	Creating additional outdoor break areas at our California fulfillment center;
●	Staggering shifts and start, stop and break times at our fulfillment centers;
●	Installing additional self-service sanitation dispensers;
●	Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
●	Mandating work from home for our corporate, call center and test kitchen employees, as well as a limited number of salaried fulfillment center roles when necessary and in the fourth quarter of 2021, making return to the office for those locations voluntary; and
●	Prohibiting non-essential business travel for employees when appropriate.

Diversity, Equity, and Inclusion Initiatives

We embrace diversity and collaboration in our workforce, our ways of thinking, and our business experiences. As part of our investment in our people, we strive to make diversity, equity and inclusion a priority. Our goal is to create a culture where we value, respect, and provide fair treatment and equal opportunities for all employees. By recognizing and celebrating our differences, our goal is to cultivate an environment that is inclusive and represents our core values and mission. We also demonstrate diversity, equity, and inclusion at the highest levels of our company with, as of January 31, 2022, 83% of our executive leadership team and 80% of our board of directors (and 75% of our independent directors) being female. We committed to use our reasonable best efforts to maintain the gender diversity and increase the racial diversity on our board of directors, with at least 50% of the members being female and at least 50% of the members being racially diverse following our 2022 annual meeting of stockholders.

In 2020, we created and launched our “Aprons for All” Task Force, which is our Diversity, Equity and Inclusion (or “DEI”) task force which represents locations, tenures, functions and business segments across the company. In 2021, as part of our DEI initiatives, we engaged an outside consultant to conduct an assessment of key areas of focus for our DEI roadmap, which include, among other things:

●	Continuing to implement a DEI learning and development plan to build awareness and drive inclusive behaviors and attitudes;
●	Developing our diversity pipeline through hiring, mentoring, and coaching;
●	Creating regular and varied communication channels to ensure that diverse voices are amplified; and
●	Launching new leadership competencies linked to our updated values with a particular focus on DEI.

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

We have experienced net losses in each year since our inception. In the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $88.4 million, $46.2 million, and $61.1 million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we have begun to and plan to continue to significantly increase marketing spend in 2022 to continue to invest to attract new and retain existing customers, enhance our technology and infrastructure invest to optimize and drive efficiency in our distribution and fulfillment capabilities, and expand our product offerings. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our customer count, net revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. We incur significant expenses in operating our fulfillment centers, including personnel costs, obtaining and storing ingredients and other products, and developing our technology and we have seen, and may continue to see, higher ingredient, shipping and labor costs. In addition, many of our expenses, including the costs associated with our fulfillment centers, are fixed. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

We may be unable to successfully accelerate and/or continue to execute our growth strategy. If we fail to cost effectively acquire new customers or retain our existing customers or if we fail to derive profitable net revenue from our customers, our business would be materially adversely affected, and if the number of our customers continues to decline, we may not be able to comply with the minimum subscription count covenant in our senior secured term loan, which could lead to an event of default under our existing senior secured term loan.

Our growth strategy, and our ability to grow net revenue and operate profitably depends largely on our ability to cost effectively acquire new customers, retain existing customers, and to keep customers engaged so that they continue to purchase products from us, including our higher value offerings. If we are unable to cost effectively acquire new customers, retain our existing customers, or keep customers engaged, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to approximately 336,000 in the three months ended December 31, 2021 from approximately 353,000 in the three months ended December 31, 2020, and our net revenue declined to $107.0 million from $115.5 million in that same period. While we have experienced an increase in demand in recent periods due, in part, to the impact the COVID-19 pandemic has had on consumer behaviors, we saw a decrease in demand in 2021 over 2020 as more normal consumer behaviors patterns started to return, and any increased demand due to the pandemic’s impact on consumer behaviors may not be sustained. In addition, if, as a result of the COVID-19 pandemic or otherwise, we face significant disruptions in our supply chain, are unable to continue to operate one or more of our fulfillment centers or are unable to timely deliver orders to our customers, we may not be able to retain our customers or attract new customers. Further, to meet increased demand and eliminate complexity in our operations during 2020, we cut back on or delayed certain product offerings and we delayed the launch of other new product offerings that are part of our growth strategy, and if we need to cut back or delay certain product offerings in the future as a result of the pandemic, supply chain issues or otherwise, there could be an adverse effect on our ability to retain or attract customers.

We have historically spent significant amounts on advertising and other marketing activities, such as digital and social media, television, radio and podcasts, direct mail, and email, to acquire new customers, retain and engage existing customers, and promote our brand. While we have reduced our marketing expenditures from historic levels, in late 2019, during parts of 2020 and 2021, we increased marketing expenditures to more normal levels. In the fourth quarter of 2021, using a portion of the proceeds from the equity capital raised closed in the fourth quarter of 2021, we significantly increased our marketing expenses and expect to continue to do so throughout in 2022 and may continue to do so in future periods compared to prior year periods, and for marketing expense to continue to comprise a significant portion of our operating expenses. For the years ended December 31, 2021, 2020, and 2019, our marketing expenses were $72.1 million, $49.9 million, and $48.1 million, respectively, representing approximately 15.3%, 10.8%, and 10.6% of net revenue, respectively. If we are unable to deliver results from our growth strategy on our accelerated timeline or at all, or otherwise effectively manage expenses and cash flows, we may reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the liquidity covenant in our senior secured term loan, which may materially adversely impact net revenue and our ability to execute and/or accelerate our growth strategy. To the extent that we reduce marketing expenses or other costs to help manage our liquidity and remain in compliance with the minimum liquidity covenant in our senior secured term loan, there is a risk that such reductions will result in a lower subscription count, which itself could present a risk that we will not be able to comply with the minimum subscription count covenant in our senior secured term loan, which increased as of January 1, 2022, which could lead to an event of default under our existing senior secured term loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, we may fail to identify or execute cost-efficient marketing opportunities as we adjust our investments in marketing, including making new marketing technology investments in response to the ongoing elimination of cookie-based tracking, or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. In addition, the increased demand we saw as a result of the impact the COVID-19 pandemic has had on consumer behaviors resulted in us, at times, temporarily reducing marketing spend for portions of 2020 in order to manage capacity. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third-party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results, as well as present a risk that we fail to comply with certain covenants in our senior secured term loan, which could lead to an event of default under our senior secured term loan.

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

If we fail to grow net revenue on our accelerated timeline or at all or effectively manage any future revenue growth, or if we fail to effectively manage costs, our business could be materially adversely affected.

Our net revenue increased from $454.9 million in 2019 to $460.6 million in 2020 and $470.4 million in 2021. The number of our full-time employees increased from 1,635 at December 31, 2019 to 1,934 at December 31, 2020 and declined to 1,795 at December 31, 2021. If we are unable to grow net revenue on our accelerated timeline or at all, or if our net revenues decline, or if we do not effectively manage our costs, or fail to accurately forecast net revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings may place additional demands on our operations teams and require significant additional financial, operational, human capital, technological and other resources to meet our needs, which may not be available in a cost-effective manner or at all. We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations. If we do not sustain net revenue growth or if we do not effectively manage any future growth or costs, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high-quality product offerings, or maintain compliance with certain covenants in our senior secured term loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

As of January 31, 2022, we had $30.6 million in outstanding borrowings under our senior secured term loan. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to accelerate and mantain net revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and thus reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and placing us at a competitive disadvantage to less-leveraged competitors.

Because we are required to maintain a minimum cash balance under the senior secured term loan, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before its maturity and we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Any refinancing of our debt could be at higher interest rates, such as the increase in interest rates applicable to our senior secured loan as a result of the amendment to that loan in May 2021. A refinancing may also require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any prepayment of our senior secured term loan will be subject to prepayment fees. Our senior secured term loan compared to our prior revolving credit facility, among other things, increased the interest rates applicable to our indebtedness and made certain changes to the financial covenants regarding maintaining a minimum liquidity amount, as well as adding a new minimum subscription count covenant. If we are unable to sufficiently deliver results from our growth strategy and/or effectively manage expenses and cash flows, or maintain sufficient liquidity, we may not be able to comply with the minimum liquidity, minimum subscription count (which increased on January 1, 2022 from 300,000 to 320,000 subscribers) and other covenants contained in our senior secured term loan, which would materially adversely affect our business. For example, on a single day in March 2021, we did not meet the daily minimum liquidity covenant under the senior secured term loan, resulting in an event of default, and requiring us to obtain a waiver of such event of default from our lenders and agent. In addition, certain other covenants in our senior secured term loan more strictly limit the operation of our business than comparable covenants in our prior revolving credit facility. Accordingly, we may be unable to comply with the covenants in our senior secured term loan or we may inadvertently fail to comply with such covenants during the course of the operation of our business similar to our failure to meet the minimum liquidity requirement for one day in the first quarter of 2021. Any future failure to comply with such covenants, or if we cannot make scheduled payments on our debt, may result in an event of default under our senior secured term loan. Upon an event of default under our senior secured term loan, the lenders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. In that event, we could be forced to react by commencing a bankruptcy or taking other action to maximize the value of our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

If we fail to successfully improve our customer experience, including by continuing to develop new product offerings and enhancing our existing product offerings, our ability to attract new customers and retain existing customers may be materially adversely affected, and we may not be able to comply with the covenants in our senior secured term loan.

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

Developing and launching new product offerings or enhancements to our existing product offerings involves significant risks and uncertainties, including risks related to the reception of such product offerings by our existing and potential future customers, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast demand and related supply), inability to adequately support new offerings or enhancements with sufficient marketing investment and negative publicity in the event such new or enhanced product offerings are perceived to be unsuccessful. In addition, as a result of both the increased demand we saw as a result of the impact the COVID-19 pandemic had on consumer behaviors and due to pandemic-related labor shortages, in 2020 we delayed, and may in the future delay, launching certain new product offerings or cut back on certain weekly cycles in order to remove some operational complexities to meet demand levels, which may have an adverse effect on our ability to retain or attract new customers. For example, in response to the increase in demand as a result of the COVID-19 pandemic, in order to streamline our operations, we temporarily suspended additional menu options through much of the second quarter of 2020, such as returning to eight weekly options under our Two-Serving Plan instead of the eleven weekly options we had introduced in the third quarter of 2019, and delaying the national rollout of our Meal Prep Plan and other new initiatives. We have also closed certain weekly cycle offerings early to limit capacity. While we have reintroduced additional menu option variety back into our offerings and have launched new products, which increase complexity, we may not be able to meet customer demand if we are unable to fully operate our fulfillment centers due to labor shortages or planned or unplanned pauses in production. See “Our results could be materially and adversely affected by the COVID-19 pandemic in the United States.”

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

If we do not successfully maintain, operate and optimize our fulfillment centers and logistics channels, and manage our ongoing real property and operational needs, our business, financial condition and operating results could be materially adversely affected.

If we do not successfully maintain, operate and optimize our fulfillment centers, or if we vacate these facilities, or repurpose parts of these facilities as part of our operating efficiency initiatives or otherwise, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business. For example, following the closure of the Arlington fulfillment center in the first half of 2020, we temporarily reopened it in January 2021 to leverage existing assets to meet forecasted demand while we continued to identify and implement other operating efficiencies in our other fulfillment centers; we then closed the Arlington fulfillment center in April 2021, consolidating production volume at our other fulfillment centers. We have encountered in the past, and may encounter in the future, both as a result of the COVID-19 pandemic and otherwise (including as a result of the Omicron variant in the fourth quarter of 2021), high levels of worker absenteeism and difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, causing us to use higher levels of temporary workers through third parties, generally at greater cost and providing lower levels of performance, and to cancel or delay customer orders and close some weekly offering cycles early to manage demand. If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, our customers may experience delays in receiving their meal deliveries, receive deficient orders and/or have their orders canceled, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results. In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short-term basis, whether as a result of COVID-19 or otherwise, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results.

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

We may incur future capital expenditures in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures and risks related to such capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In executing our growth strategy and continuing to expand our product offerings and grow our customer base, we may be unable to effectively increase our fulfillment capacity or effectively control expansion related expenses. In addition, as we continue to execute the acceleration our growth strategy, we may experience problems fulfilling orders in a timely manner or in a manner our customers expect, or our customers may experience delays in receiving their purchases, or, if we grow faster than anticipated, we may exceed our fulfillment center capacity sooner than we anticipate, any of which could harm our reputation and our relationships with our customers. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to continue to incur certain capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur. The timing and amount of our projected capital expenditures is dependent upon a number of factors and may vary significantly from our estimates. We cannot assure you that we will have sufficient capital resources to fund future capital expenditures or if any future capital expenditures will be timely or effectively integrated into our existing operations, any adjustments to production volume, including transitions between fulfillment centers, will be completed on an efficient and timely basis without adversely impacting our operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute on our strategic plans or recruit qualified managerial and operational personnel necessary to support our strategic plans. In addition, we intend to reduce spending on capital expenditures, to the extent needed, if we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, in order to comply with the financial covenants in our senior secured term loan, which will negatively and materially impact net revenue and our ability to execute and accelerate our growth strategy. Any changes to our overall fulfillment capacity or existing fulfillment center operations will put pressure on our managerial, financial, operational, technological and other resources.

Changes in food costs and availability could materially adversely affect our business.

The success of our business depends in part on our ability to anticipate and react to changes in food and supply costs and availability. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, inflation, market changes, increased competition, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, global demand, food safety concerns, public health crises, such as pandemics and epidemics, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands, product recalls and government regulations. For example, any prolonged negative impact of the COVID-19 pandemic or inflationary periods on food and supply costs and availability could materially and adversely impact our business, financial condition and operating results. In addition, deflation in food prices could reduce the attractiveness of our product offerings relative to competing products and thus impede our ability to maintain or increase overall sales, while food inflation, particularly periods of rapid inflation, have and could continue to reduce our operating margins as there may be a lag between the time of the price increase and the time at which we are able to increase the price of our product offerings. We generally do not have long term supply contracts or guaranteed purchase commitments with our food suppliers, and we do not hedge our commodity risks. In limited circumstances, we may enter into strategic purchasing commitment contracts with certain suppliers, but many of these contracts are relatively short in duration and may provide only limited protection from price fluctuations, and the use of these arrangements may limit our ability to benefit from favorable price movements. As a result, we may not be able to anticipate, react to or mitigate against cost fluctuations which could materially adversely affect our business, financial condition and operating results.

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

In addition, social media platforms and other forms of Internet-based communications provide individuals with access to broad audiences, and the availability of information on social media platforms is virtually immediate, as can be its impact. Many social media platforms immediately publish the content their participants post, often without filters or checks on accuracy of the content posted. Furthermore, other Internet-based or traditional media outlets may in turn reference or republish such social media content to an even broader audience. Information concerning us, regardless of its accuracy, may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may materially harm our brand, reputation, performance, prospects and business, and such harm may be immediate and we may have little or no opportunity to respond or to seek redress or a correction.

The value of our brand also depends on effective customer support to provide a high-quality customer experience, which requires significant personnel expense. If not managed properly, this expense could impact our profitability. Failure to manage or train our own or outsourced customer support representatives properly, or our inability to hire and/or retain sufficient customer support representatives in sufficient numbers could result in lower-quality customer support and/or increased customer response times, compromising our ability to handle customer complaints effectively. For example, in light of ongoing nationwide labor shortages, both as a result of the COVID-19 pandemic and otherwise, we have encountered in the past and may encounter in the future difficulty hiring and retaining customer support representatives, resulting in increased customer response times.

As we have seen disruptions in labor availability from time to time, whether as a result of the COVID-19 pandemic, general market trends or otherwise, we have had to, and may in the future have to, cancel or delay some customer orders, and we have closed, and may continue to close, some weekly offering cycles early to manage demand. In addition, we have had to, and may again have to, pause production at a fulfillment center in order to implement our COVID-19 sanitation procedures, which has resulted, and could again result in, delayed or canceled orders. These actions or other actions that we may take in response to the COVID-19 pandemic that have the effect of delaying or canceling orders could negatively impact our ability to maintain, protect or enhance our brand.

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

We believe that our ability to compete depends upon many factors both within and beyond our control, including:

●	our marketing efforts;
●	the flexibility and variety of our product offerings relative to our competitors, and our ability to timely launch new product initiatives;
●	the quality and price of products offered by us and our competitors;
●	our reputation and brand strength relative to our competitors;
●	customer satisfaction;
●	consumer tastes and preferences and trends in consumer spending, which have changed, and may continue to change, in response to macroeconomic factors, like inflation, the impact of the COVID-19 pandemic or otherwise;
●	the size and composition of our customer base;
●	the convenience of the experience that we provide;
●	the strength of our food safety and quality program;
●	our ability to comply with, and manage the costs of complying with, laws and regulations applicable to our business, including the regulations relating to COVID-19; and
●	our ability to cost-effectively source and distribute the products we offer and to manage our operations.

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

In addition, as the COVID-19 pandemic’s impact on consumer behaviors has tapered, and consumers seek out other dining options or resume traveling, we may see an increase in competition, which may be significant and which could have an adverse effect on our business, financial condition and operating results.

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

Changes in consumer tastes and preferences or in consumer spending due to inflation or otherwise, and other economic or financial market conditions could materially adversely affect our business.

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

Furthermore, preferences and overall economic conditions, such as inflation, that impact consumer confidence and spending, including discretionary spending, could have a material impact on our business. Economic conditions affecting disposable consumer income such as employment levels, business conditions, higher rates of inflation, slower growth or recession, market volatility, negative impacts on the economy from the COVID-19 pandemic and related uncertainty, negative financial news, changes in housing market conditions, the availability of credit, interest rates, tax rates, new or increased tariffs, fuel and energy costs, the effect of natural disasters or acts of terrorism, and other matters, could reduce consumer spending or cause consumers to shift their spending to lower-priced alternatives, each of which could materially adversely affect our business, financial condition and operating results.

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

Environmental, social and governance matters may impact our business and reputation.

There has been increased focus, including by consumers, investors and other stakeholders, as well as by governmental and non-governmental organizations, on environmental, social and governance, or ESG, matters. We have and plan to continue undertaking ESG initiatives. Any failure to meet our ESG commitments could negatively impact our business, financial condition and operating results. These impacts could be difficult and costly to overcome.

In addition, achieving our ESG initiatives may result in increased costs in our supply chain, fulfillment, and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. In addition, standards and research regarding ESG initiatives could change and become more onerous for both for us and our third-party suppliers and vendors to meet successfully. Evolving data and research could undermine our claims and beliefs that we have made in reliance on current research, which could also result in costs, a decrease in revenue, and negative market perception that could have a material adverse effect on our business and financial condition.

We have implemented significant reorganization activities in our business, including the closure of our fulfillment center in Arlington, Texas in 2020. These and other reorganization activities could have long-term adverse effects on our business, including additional attrition in personnel and the failure to achieve the anticipated benefits and savings from these activities.

We have implemented significant reorganization activities in our business to adjust our cost structure, and we may engage in similar reorganization activities in the future. In February 2020, we announced a plan to close our fulfillment center in Arlington, Texas. As part of this plan, in the first and second quarters of 2020 we transferred all of the remaining production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey and Richmond, California fulfillment centers. Previously, in the first quarter of 2019 we had transferred a substantial portion of production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey fulfillment center. In addition, in the fall of 2018 and the fall of 2017, we implemented reductions in the number of our employees across our corporate offices and fulfillment centers. These actions resulted and could result in the future in the loss of employees across various functions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, there is a risk of reduced employee morale and, as a result, we could face further employee attrition following a reorganization activity. We may also be unable to efficiently transition the production volume between our fulfillment centers or maintain our production efficiencies during or after any such transfer. For example, we temporarily reopened the Arlington fulfillment center in January 2021 to leverage existing assets to meet forecasted demand while we continued to identify and implement other operating efficiencies in our other fulfillment centers; we then closed the Arlington fulfillment center in April 2021, consolidating production volume at our other fulfillment centers.

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

Our future success is dependent upon our ability to retain key management. Our executive officers and other management personnel are employees “at will” and could elect to terminate their employment with us at any time. For example, we had three executive officers resign in each of 2020 and 2019, including the chief executive officer and one of our founders. Since 2017, we have had three different chief executive officers. We do not maintain “key person” insurance on the lives of any of our executive officers.

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

Unionization activities may disrupt our operations and adversely affect our business .

Although none of our employees is currently covered under a collective bargaining agreement, our employees may elect to seek to be represented by labor unions in the future. For example, in April 2018, a local labor union filed an election petition with the National Labor Relations Board seeking to represent certain employees at our Linden, New Jersey facility; however, such employees subsequently voted to not be represented by the union and one of our competitors recently faced a union election in three states. If a significant number of our employees were to become unionized and collective bargaining agreement terms were to deviate significantly from our current compensation and benefits structure, our business, financial condition and operating results could be materially adversely affected. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our net revenues, and the resolution of labor disputes may increase our costs.

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

We, or our third-party vendors on our behalf, collect, process, store and transmit substantial amounts of information, including information about our customers. We take steps to protect the security and integrity of the information we collect, process, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite such efforts. Security breaches, computer malware, computer hacking attacks and other compromises of information security measures have become more prevalent in the business world and may occur on our systems or those of our vendors in the future. Large Internet companies and websites have from time to time disclosed sophisticated and targeted attacks on portions of their websites, and an increasing number have reported such attacks resulting in breaches of their information security. We and our third-party vendors are at risk of suffering from similar attacks and breaches. Although we take steps to maintain confidential and proprietary information on our information systems, these measures and technology may not adequately prevent security breaches and we rely on our third-party vendors to take appropriate measures to protect the security and integrity of the information on those information systems. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. In addition, we have experienced, and may experience in the future, a “credentials stuffing” incident, which is where a third party is able to illicitly obtain a customer’s identification and password credentials on the dark web to access a customer’s account and certain account data.

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

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, droughts and other adverse weather and climate conditions; crop or animal diseases; crop pests; unforeseen public health crises, such as pandemics and epidemics, such as the COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability or uncertainty; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our suppliers or vendors. In particular, these types of events could impact our supply chain from or to the impacted region given our dependency on frequent deliveries of ingredients and other products from a variety of local, regional and national suppliers. In addition, these types of events could adversely affect consumer spending in the impacted regions or our ability to deliver our products to our customers safely, cost-effectively or at all. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.

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

Additionally, existing privacy-related laws, regulations, self-regulatory obligations and other legal obligations are evolving and are subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy-related laws and regulations in new or different manners. For example, we are subject to the California Consumer Privacy Act of 2018, which came into effect on January 1, 2020 and its successor, the California Privacy Rights Act, which will take effect in January 2023, which require, among other things, that companies that process information on California residents to provide new disclosures to California consumers, allows such consumers to opt out of data sharing with third parties and provides a new cause of action for data breaches. Some other states have adopted, and many other states are considering, similar legislation. While we have invested and may continue to invest in readiness to comply with the applicable legislation, the effects of these new and evolving laws, regulations, and other obligations potentially are far-reaching and may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. As of December 31, 2021 and 2020, we had U.S. federal net operating loss carryforwards of $460.9 million and $397.5 million, respectively, and state net operating loss carryforwards of $197.7 million and $153.2 million, respectively, that are available to offset future tax liabilities. Of the $460.9 million of federal net operating loss carryforwards, $221.5 million was generated before January 1, 2018 and is subject to a 20-year carryforward period. The remaining $239.4 million can be carried forward indefinitely, but is subject to an 80% taxable income limitation, in any future taxable year. The pre-2018 federal and all state net operating losses will begin to expire in 2032 and 2033, respectively, if not utilized.

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

The stock market in general and the market for our Class A common stock in particular has, from time to time, and may again, experience extreme volatility that has often been unrelated to the operating performance of particular companies. For example, since our initial public offering in June 2017, the market price of our Class A common stock has ranged from a high of $165.00 (adjusted for the reverse stock split that occurred in June 2019) to a low of $2.01. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

●	price and volume fluctuations in the overall stock market from time to time;
●	volatility in the market price and trading volume of comparable companies;
●	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;
●	announcements of new service offerings, strategic alliances or significant agreements by us or by our competitors;
●	departure of key personnel;
●	litigation involving us or that may be perceived as having an adverse effect on our business;
●	changes in general economic, industry and market conditions and trends;
●	investors’ general perception of us;
●	sales or perceived sales of large blocks of our stock; and
●	announcements regarding industry consolidation.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	the level of demand for our service offerings and our ability to maintain and increase our customer base, including our ability to maintain higher levels of demand that has resulted and may result from our growth strategy and from the impact the COVID-19 pandemic has had on consumer behaviors;
●	the timing and success of new service introductions by us or our competitors or any other change in the competitive landscape of our market;
●	the mix of products sold;
●	order rates by our customers;
●	pricing pressure as a result of competition or otherwise;
●	delays or disruptions in our supply chain;
●	our ability to reduce costs;
●	errors in our forecasting of the demand for our products, which could lead to lower net revenue or increased costs;
●	seasonal or other variations in buying patterns by our customers;
●	changes in and timing of sales and marketing and other operating expenses that we may incur;
●	levels of customer credits and refunds;
●	adverse litigation judgments, settlements or other litigation-related costs;
●	food safety concerns, regulatory proceedings or other adverse publicity about us or our products;
●	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs;
●	changes in consumer tastes and preferences and consumer spending habits; and
●	general economic conditions.

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

As of February 15, 2022, Mr. Sanberg and his affiliates beneficially own an aggregate of 16.2 million shares of our outstanding Class A common stock (including 9.3 million shares issuable upon exercise of warrants held by Mr. Sanberg’s affiliates), which collectively represent approximately 38.7% of our outstanding capital stock. The shares underlying the warrants are only entitled to voting rights upon exercise. The warrants held by Mr. Sanberg’s affiliates are subject to a contractual limitation on exercise, capping the beneficial ownership of Mr. Sanberg and his affiliates at 33.0% until such date that no indebtedness remains outstanding under our existing financing agreement. Pursuant to the purchase agreement, or the Purchase Agreement, with RJB Partners LLC, or RJB, an affiliate of Mr. Sanberg, and Mr. M. Salzberg, dated September 15, 2021, RJB is subject to a voting agreement, pursuant to which RJB agreed to cause all of our voting securities beneficially owned by it or certain of its affiliates, including Mr. Sanberg, in excess of 19.9% of the total voting power of our outstanding capital stock to be voted in proportion to, and accordance with, the vote of all of our stockholders, limiting the effective voting power of the securities beneficially held by Mr. Sanberg, including securities issued to RJB in connection with the Capital Raise, to between 19.9% and 24.3%, depending on the number of outstanding shares of capital stock owned by RJB, its affiliates, and the votes of other stockholders.

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

As of February 15, 2022, an aggregate of 1,507,597 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act of 1933, or the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of February 15, 2022, the holders of an aggregate of approximately 3.6 million registrable securities have rights, subject to certain conditions, to include their securities in registration statements that we may file for ourselves or other stockholders. If we were to register these securities for resale, they could be freely sold in the public market. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

In connection with the amendment to our senior secured term loan, on the first day of each quarter that our senior secured term loan is outstanding, beginning on or after July 1, 2021, we are obligated to issue warrants to the lenders to purchase such number of shares of Class A common stock as equals 0.50% of the then outstanding shares of our common stock on a fully-diluted basis and we are required to file a registration statement with the SEC to register for resale the shares of Class A common stock underlying the warrants. Pursuant to this obligation, on July 1, 2021, we issued warrants to the lenders exercisable for an aggregate of 130,350 shares of Class A common stock, on October 1, 2021, we issued warrants to the lenders exercisable for an aggregate of 133,868 shares of Class A common stock and on January 1, 2022 for an aggregate of 224,516 shares of Class A common stock; all such warrants have been fully exercised and a total of 488,055 shares have been issued to the lenders upon such exercises. We filed registration statements for the resale of such shares with the SEC on July 30, 2021, October 15, 2021 and January 14, 2022, respectively.

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

On February 14, 2022, in connection a private placement with RJB pursuant to a purchase agreement, or the February Purchase Agreement, we issued to RJB an aggregate of (i) 357,143 shares of Class A common stock, (ii) warrants to purchase 285,714 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 142,857 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 71,429 shares of Class A common stock at an exercise price of $20.00 per share, for an aggregate purchase price of $5.0 million. On February 14, 2022, we entered into a registration rights agreement with RJB pursuant to which, among other things, RJB and its permitted transferees have the right to request that we file a shelf registration statement with respect to all or a portion of the shares of Class A common stock and shares underlying the warrants purchased in connection with the February Purchase Agreement.

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

Prior to September 15, 2021, we had issued and outstanding shares of Class B common stock with ten votes per share. Since that date, all issued and outstanding shares of Class B common stock were converted into Class A common stock and all shares now consist of Class A common stock with one vote per share. However, because our certificate of incorporation authorizes the issuance of different classes of stock with different voting rights, our Class A common stock could be excluded from stock indexes that exclude the securities of companies with unequal voting rights. Exclusion from stock indexes could make it more difficult, or impossible, for some fund managers to buy the excluded securities, particularly in the case of index tracking mutual funds and exchange traded funds. The exclusion of our Class A common stock from major stock indexes could adversely affect the trading market and price of our Class A common stock.

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

The special meeting provisions and super-majority vote required for the director removal described above will remain in place unless our stockholders approve an amendment to our restated certificate of incorporation to amend those provisions, which we plan to propose for consideration and approval at the 2022 annual meeting of stockholders.

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

Some members of our management team have limited experience managing a public company.

Some members of our management team have limited experience managing a publicly traded company, interacting with public company investors and/or complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently continue to manage being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could materially adversely affect our business, financial condition and operating results.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.               PROPERTIES.

Our principal executive office is located in New York, New York, where we lease approximately 25,000 square feet of space pursuant to leases that expire in 2024. Our customer service operations and certain back-office functions are based in Austin, Texas, where we lease approximately 25,000 square feet of space pursuant to a lease expiring in 2024.

Our current fulfillment centers occupy leased facilities in Richmond, California and Linden, New Jersey. Our fulfillment center in Richmond, California occupies approximately 165,000 square feet of space pursuant to a lease expiring in 2027 (subject to early termination rights held by us and the landlord for terminations effective after December 31, 2025 upon 12 months notice); our fulfillment center in Linden, New Jersey occupies approximately 495,000 square feet of space pursuant to a lease expiring in 2026 with an option to extend the term for two consecutive five-year periods.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Certain Information Regarding the Trading of Our Common Stock

Our Class A common stock has been traded on the New York Stock Exchange (the “NYSE”) under the symbol “APRN” since June 29, 2017. Prior to that time, there was no public market for our Class A common stock. In September 2021, we converted all of our outstanding shares of Class B common stock into Class A common stock on a one-for-one share basis; our Class B common stock was not listed or traded on any stock exchange.

Holders of Our Common Stock

As of February 15, 2022, there were approximately 88 holders of record of shares of our Class A common stock and 0 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders and is incorporated by reference herein.

Recent Sales of Unregistered Securities

On October 1, 2021, in connection with the amendment to our financing agreement entered into in May 2021, we issued warrants to purchase 133,868 shares of Class A common stock to certain lenders party to the financing agreement. The warrants have an exercise price of $0.01 per share. The number of shares issuable upon exercise of each warrant is subject to increase each time we issue or sell any shares of Class A common stock, Class A common stock equivalents, options or convertible securities for a consideration per share (including upon exercise, exchange or conversion) of less than the fair market value per share of the Class A common stock, as such term is defined in the form of warrant, as of July 1, 2021. The warrants will expire five years after July 1, 2021 and will be exercisable on a cash basis or, at the election of the holder, on a cashless basis.

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

Other than the securities reported above, during the period covered by this Annual Report on Form 10-K, we did not issue any unregistered equity securities other than pursuant to transactions previously reported in our Current Reports on Form 8-K and Quarterly Reports on 10-Q.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6.               [Reserved]

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

We offer our customers four weekly meal plans—a Two-Serving Signature Plan, a Two-Serving Vegetarian Plan a Two-Serving Wellness Plan, and a Four-Serving Signature Plan. In addition, customers can add up to two Add-ons recipes to each box, which includes appetizers, side dishes or desserts, and / or Heat & Meat meals, which are pre-made meals ready to heat and eat in minutes. We also sell wine, which can be paired with our meals, through Blue Apron Wine, our direct-to-consumer wine delivery service. Through Blue Apron Market, our e-commerce market, we sell a curated selection of cooking tools, utensils, pantry items, add-on products for different culinary occasions, which are tested and recommended by our culinary team, and à la carte wine offerings. Our products are available to purchase through our website and mobile app.

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

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Net revenue	$470,377	$460,608	$454,868
Net income (loss)	$(88,381)	$(46,154)	$(61,081)
Adjusted EBITDA	$(39,215)	$(1,037)	$(8,355)
Net cash from (used in) operating activities	$(48,962)	$(5,372)	$(16,466)
Free cash flow	$(54,039)	$(11,369)	$(21,686)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2021
Orders (in thousands)	2,104	1,977	1,760	1,678
Customers (in thousands)	391	375	350	336
Average Order Value	$61.63	$62.72	$62.30	$63.78
Orders per Customer	5.4	5.3	5.0	5.0
Average Revenue per Customer	$331	$330	$313	$319

2020
Orders (in thousands)	1,763	2,152	1,917	1,879
Customers (in thousands)	376	396	357	353
Average Order Value	$57.68	$60.88	$58.56	$61.43
Orders per Customer	4.7	5.4	5.4	5.3
Average Revenue per Customer	$271	$331	$314	$327

2019
Orders (in thousands)	2,482	2,048	1,726	1,622
Customers (in thousands)	550	449	386	351
Average Order Value	$57.15	$58.16	$57.60	$58.14
Orders per Customer	4.5	4.6	4.5	4.6
Average Revenue per Customer	$258	$265	$258	$269

Orders

We define Orders as the number of paid orders by our Customers across our meal, wine, and market products sold on our e-commerce platforms in any reporting period, inclusive of orders that may have eventually been refunded or credited to customers. Orders, together with Average Order Value, is an indicator of the net revenue we expect to recognize in a given period. We view Orders delivered as a key indicator of our scale and financial performance, however orders has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers or the purchasing behavior of our customers. Because of these and other limitations, we consider, and you should consider, Orders in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Average Order Value, and Orders per Customer.

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine, or market products sold on our e-commerce platforms in a given reporting period. For example, the number of Customers in the quarter ended December 31, 2021 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the quarter ended December 31, 2021. We view the number of Customers as a key indicator of our scale and financial performance, however customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers. Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer, and Average Revenue per Customer.

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

The COVID-19 pandemic may have other adverse effects on our business, operations, and financial results and condition, including, among other things, as a result of adverse impacts on labor availability, our fulfillment center operations, supply chain and logistics disruptions, consumer behaviors, and on the overall economy, including recent high inflation levels impacting consumer spending. While most areas of the United States have reduced most or all COVID-19 restrictions, as the pandemic continues and if new outbreaks emerge, there is uncertainty regarding the magnitude and duration of the economic and social effects of the COVID-19 pandemic, and therefore we cannot predict the full extent of the positive or negative impacts the pandemic will have on our business, operations, and financial results and condition in future periods. In particular, the positive trends on our operating results relating to changes in consumer behaviors relating to the pandemic that we have generally seen since March 2020 may not continue, and could decline in future periods.

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

Marketing and Customer Lifecycle Management

Our performance and future success depend in large part on our ongoing ability to invest in marketing to sufficiently support the acceleration of our growth strategy and cost-effectively launch marketing campaigns that attract, retain, and engage customers. We use various online paid advertising channels (such as digital and social media and email), strategic brand partnerships, and offline paid advertising channels (such as television, radio and podcasts, and direct mail). We typically complement our paid advertising channels by offering promotional discounts to new customers for use on their first Order. We also attract new customers by word of mouth, including through our customer referral program, through which certain existing customers may invite others to receive a single complimentary meal kit box.

As part of the acceleration of our growth strategy using the proceeds from the Capital Raise (as defined below) that closed in November 2021, we significantly increased marketing expenses toward the end of the fourth quarter of 2021, and plan to significantly increase marketing expenses in 2022 to continue to drive customer acquisition with a deliberate focus on the marketing channels we believe to be the most efficient and customer segments that demonstrate stronger affinity and retention. By prioritizing customer segments that demonstrate stronger affinity and retention, we believe we will strengthen our customer base and improve our ability to achieve profitable revenue. We also intend to use our increased marketing efforts over the next twelve months to drive customer retention, customer engagement and brand awareness.

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

Product Offerings

Our ability to enhance our existing products and introduce new products impacts our revenue and results of operations. We make ongoing changes to our products intended to enhance the customer experience and strive to offer our customers a balanced mix of ingredients, cuisines, familiarity, discovery, and preparation times. To accommodate various customer lifestyles, we offer four weekly meal plans - a Two-Serving Signature Plan, a Two-Serving Vegetarian Plan, a Two-Serving Wellness Plan, and a Four-Serving Signature Plan for our meals, each with flexibility in recipe selection. We are focused on offering a variety of choices every week, including a range of recipes designed for a healthy lifestyle so that customers can make selections based on their individual household needs and preferences.

Customers have the option to customize some of their recipe selections, such as the ability to upgrade a protein with a more premium protein, replace a meat with a plant protein, swap a vegetable for a starch, or increase the serving size from two to four. We also offer Premium recipes, including our Craft offering, that introduce our customers to specialty protein combinations, advanced culinary tecchniques, and unique flavor twists. In addition, customers can add up to two Add-ons recipes to each box, which includes appetizers, side dishes or desserts, and / or Heat & Eat meals, which are pre-made meals ready to heat and eat in minutes.

We are also focused on brand extensions that are complementary to our meal experience, such as Blue Apron Wine and Blue Apron Market. We sell occasion-based offerings from time to time, which we have sold both on our subscription meal plan and the Blue Apron Market platform. A selection of non-subscription meal kit boxes and our wines are also sold on the Blue Apron Market website. We believe that by introducing new products and by increasing the choices available, we will better attract, engage and retain customers. Our customers’ choices from among our product offerings will impact our revenue and results of operations, and as we introduce additional products and increase flexibility in our existing products, our customers’ behavior and engagement with us may change.

Operational Execution

Our ability to effectively coordinate supply and demand and execute across our end-to-end value chain impacts our customer experience and our operating results. We begin by working with our suppliers, often months in advance of creating our menus. We then continue to forecast demand as well as monitor and evaluate our expected supply of ingredients, retaining flexibility to finalize recipes in the weeks leading up to fulfillment. As of January 31, 2022, we operated two technology-enabled, refrigerated fulfillment centers that collectively employed approximately 1,664 employees. Each fulfillment center includes an operation that portions ingredients into exact quantities for each week’s recipes using a combination of automated methods, manual labor, and warehousing, packaging, and shipping operations. We utilize a company-managed, third party delivery network that optimizes outbound logistics, including packing materials and the choice of carrier, on a ZIP code by ZIP code basis to ensure cost-effective, timely, and safe delivery of our orders.

In February 2020, we announced the planned closure of our Arlington, Texas fulfillment center and the consolidation of production volume from our Arlington, Texas fulfillment center into our Linden, New Jersey and Richmond, California fulfillment centers in order to more efficiently continue to service our national footprint while also enabling us to redirect financial resources into other parts of the business, including growth initiatives. We temporarily reopened its Arlington fulfillment center beginning in January 2021 to leverage existing assets to meet forecasted demand while continuing to implement operating efficiencies at its other fulfillment centers. In April 2021, we closed down the temporarily reopened Arlington fulfillment center, with all production volume consolidated at our other fulfillment centers. See Note 16 to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Capital Investment to Support our Strategic Initiatives

Our strategic investments in our fulfillment center operations will continue to significantly impact our ability to successfully execute on our accelerated growth strategy, introduce new products, increase variety to customers, and create efficiencies in our cost structure. We made significant investments to scale our operations and support the expansion of our business, including the build-out of our fulfillment center in Linden, New Jersey which we completed in 2017, which have contributed to meaningful efficiencies in our fulfillment operations. In the future, we plan to further invest in capital expenditures primarily related to accelerating our growth strategy and to further optimize and drive efficiency in our operations.

Seasonality

We experience seasonality in our business that impacts the level at which customers engage with our products and brand and our quarterly results of operations. We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In 2020, the economic and social impact of the COVID-19 pandemic masked, in part, the seasonal fluctuations in our operating results as we saw our strongest quarter in the second quarter of 2020. We believe that historical seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the ongoing impact that the COVID-19 pandemic may have on seasonality in future periods as we have begun to see a return to normal seasonality in 2021. Our marketing strategies, which we significantly increased in the fourth quarter of 2021 and plan to significantly increase in 2022, will also impact our quarterly results of operations.

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our Two-Serving, Four-Serving, and Meal Prep Plans. We also generate net revenue through sales of Blue Apron Wine, and through sales on Blue Apron Market. For each of the years ending December 31, 2021, 2020 and 2019, we derived substantially all of our net revenue from sales of our meals through our direct-to-consumer platform. We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue. Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter. We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In 2020, the economic and social impact of the COVID-19 pandemic masked, in part, the seasonal fluctuations in our operating results as we saw our strongest quarter in the second quarter of 2020. We believe that historical seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the ongoing impact, if any, that the COVID-19 pandemic may have on seasonality in future periods as we have begun to see a return to normal seasonality in 2021. We also anticipate that our net revenue will be impacted by the timing and success of our ongoing product expansion initiatives.

In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. For example, prior to the impact of the COVID-19 pandemic on demand for our products, our deliberate reduction in marketing expenses to focus on the marketing channels we believe to be the most efficient and target consumers that we believe will exhibit higher affinity and retention negatively impacted our net revenue. In addition, in order to manage heightened demand, we made a decision to temporarily cut back on certain existing product offerings and delay certain future new product offerings to meet increased demand relating to the COVID-19 pandemic, which may impact net revenue in future periods. As part of the acceleration of our growth strategy using the proceeds from the Capital Raise (as defined below) that closed in November 2021, we significantly increased marketing expenses toward the end of the fourth quarter of 2021, and plan to significantly increase marketing expenses in 2022.

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

As part of the acceleration of our growth strategy, we increased marketing expenses toward the end of the fourth quarter of 2021, and plan to significantly increase marketing expenses in 2022, while also continuing to focus on efficiency and our customer acquisition strategy to target consumers that we believe will exhibit high affinity and retention through marketing channels we believe to be the most efficient. We anticipate that our marketing strategies, including the timing and extent of our marketing investments, will be informed by our strategic priorities, including our ability to accelerate our growth strategy, the sufficiency of our cash resources, the seasonal trends in our business, and the competitive landscape of our market, and will fluctuate from quarter-to-quarter and have a significant impact on our quarterly results of operations. We also anticipate that our near-term marketing strategies and investments may continue to be impacted by the COVID-19 pandemic or other macro-economic factors, and we may reduce or increase marketing expenditures in future periods to help us manage unforeseen demand to alleviate any future capacity constraints.

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

Interest Income (Expense), Net

Interest income and expense consists primarily of interest expense on outstanding borrowings, capital lease financings, and build-to-suit lease financings, partially offset by interest income on cash and cash equivalents balances.

Other Income (Expense), Net

Other income (expense), net consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period. For additional information on the Blue Torch warrant obligation, see Note 9 and Note 15 to the consolidated financial statements in this Annual Report on Form 10-K.

Benefit (Provision) for Income Taxes

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one-time items, and the impact of valuation allowances. For each of the years ending December 31, 2021, 2020 and 2019, our benefit (provision) for income taxes was $(0.0) million, resulting in an effective tax rate of (0.03)%, (0.09)% and (0.07)%, respectively. We continue to maintain a valuation allowance for federal and state tax jurisdictions. Our tax provision results from state taxes in a jurisdiction in which net operating losses were not available to offset our tax obligation.

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $460.9 million and $197.7 million, respectively. Of the $460.9 million of federal net operating loss carryforwards, $221.5 million was generated before January 1, 2018 and is subject to a 20-year carryforward period. The remaining $239.4 million can be carried forward indefinitely, but is subject to an 80% taxable income limitation in any future taxable year. The pre-2018 federal and all state net operating losses will begin to expire in 2032 and 2033, respectively, if not utilized.

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Net revenue	$470,377	$460,608	$454,868
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	301,763	282,924	279,135
Marketing	72,086	49,934	48,133
Product, technology, general and administrative	145,442	137,244	144,925
Depreciation and amortization	22,203	24,503	31,200
Other operating expense	—	4,567	3,571
Total operating expenses	541,494	499,172	506,964
Income (loss) from operations	(71,117)	(38,564)	(52,096)
Gain (loss) on extinguishment of debt	(4,089)	—	—
Interest income (expense), net	(8,131)	(7,548)	(8,943)
Other income (expense), net	(5,021)	—	—
Income (loss) before income taxes	(88,358)	(46,112)	(61,039)
Benefit (provision) for income taxes	(23)	(42)	(42)
Net income (loss)	$(88,381)	$(46,154)	$(61,081)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	64.2%	61.4%	61.4%
Marketing	15.3%	10.8%	10.6%
Product, technology, general and administrative	30.9%	29.8%	31.9%
Depreciation and amortization	4.7%	5.3%	6.9%
Other operating expense	—%	1.0%	0.8%
Total operating expenses	115.1%	108.4%	111.5%
Income (loss) from operations	(15.1)%	(8.4)%	(11.5)%
Gain (loss) on extinguishment of debt	(0.9)%	—%	—%
Interest income (expense), net	(1.7)%	(1.6)%	(2.0)%
Other income (expense), net	(1.1)%	—%	—%
Income (loss) before income taxes	(18.8)%	(10.0)%	(13.4)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(18.8)%	(10.0)%	(13.4)%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Revenue

	Year Ended
	December 31,
	2021	2020	% Change

	(In thousands)
Net revenue	$470,377	$460,608	2%

Net revenue increased by $9.8 million, or 2%, to $470.4 million for 2021 from $460.6 million for 2020. The increase in net revenue was primarily due to an increase in Average Order Value and Average Revenue per Customer during 2021 as a result of both the continued execution of our growth strategy, including through product innovation, and the changes in consumer behaviors relating to the COVID-19 pandemic.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Year Ended
	December 31,
	2021	2020	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$301,763	$282,924	7%
% of net revenue	64.2%	61.4%

Cost of goods sold, excluding depreciation and amortization, increased by $18.9 million, or 7%, to $301.8 million for 2021 from $282.9 million for 2020. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 64.2% for 2021 from 61.4% for 2020. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

●	an increase of 190 basis points in food and product packaging costs, driven by price increases, the cost of premium and specialty ingredients related to new product offerings and enhancements to our existing product offerings to provide variety, flexibility, and additional choice for our customers, as well as increased usage of higher-priced pre-packaged produce to facilitate and improve capacity at our fulfillment centers; and
●	an increase of 60 basis points in shipping and fulfillment packaging largely due to rate increases and fuel surcharges from shipping carriers, and
●	an increase of 30 basis points in labor costs driven by the minimum wage increase for hourly employees in the fourth quarter of 2021.

Marketing

	Year Ended
	December 31,
	2021	2020	% Change

	(In thousands)
Marketing	$72,086	$49,934	44%
% of net revenue	15.3%	10.8%

Marketing expenses increased by $22.2 million, or 44%, to $72.1 million for 2021 from $49.9 million for 2020. The increase was seen across various online paid channels, partially offset by decreases in various offline paid channels and our customer referral program. As a percentage of net revenue, marketing expenses increased to 15.3% for 2021 from 10.8% for 2020. This increase, as a percentage of net revenue, included an increase of 480 basis points in online paid channels, partially offset by a decrease of 20 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders, and a decrease of 10 basis points in offline paid channels. The significant increase in marketing expenses toward the end of the fourth quarter of 2021 following the Capital Raise (as defined below), as well as plans to significantly increase marketing expenses in 2022, are part of the acceleration of our growth strategy to continue to drive customer acquisition and target new consumers that we believe will exhibit high affinity and retention through marketing channels we believe to be the most efficient.

Product, Technology, General and Administrative

	Year Ended
	December 31,
	2021	2020	% Change

	(In thousands)
Product, technology, general and administrative	$145,442	$137,244	6%
% of net revenue	30.9%	29.8%

Product, technology, general and administrative expenses increased by $8.2 million, or 6%, to $145.4 million for 2021 from $137.2 million for 2020. This increase was primarily driven by investments to support our business and execute on key business initiatives, including:

●	an increase of $5.6 million in corporate overhead and administrative costs, driven by investments in external consultants to support our growth strategy;
●	an increase of $2.2 million in personnel costs driven by wage increases and certain headcount increases to support our growth strategy, and an increase in shared-based compensation; and
●	an increase of $0.4 million in facilities costs for our corporate offices and fulfillment centers, primarily driven by the costs of administering COVID-19 tests to workers at our fulfillment centers.

As a percentage of net revenue, product, technology, general and administrative expenses increased to 30.9% for 2021 from 29.8% for 2020 primarily due to investments to support our business and execute on key business initiatives.

Depreciation and Amortization

	Year Ended
	December 31,
	2021	2020	% Change

	(In thousands)
Depreciation and amortization	$22,203	$24,503	(9)%
% of net revenue	4.7%	5.3%

Depreciation and amortization decreased by $2.3 million, or 9%, to $22.2 million for 2021 from $24.5 million for 2020. This decrease was primarily driven by impairment charges and write-offs on long-lived assets. As a percentage of net revenue, depreciation and amortization decreased to 4.7% in 2021 from 5.3% in 2020.

Other Operating Expense

Other operating expense for 2021 and 2020 was $0.0 million and $4.6 million, respectively. Other operating expense for 2020 represents charges of $8.4 million related to the Arlington fulfillment center closure announced in February 2020, including $7.6 million of non-cash impairment charges on long-lived assets, $0.4 million of employee-related expenses, primarily consisting of severance payments, and $0.4 million of other exit costs, as well as a $1.1 million charge for an estimated legal settlement, partially offset by a $4.9 million non-cash gain, net of a $1.5 million termination fee, on the Fairfield lease termination in March 2020.

Income (Loss) from Operations

	Year Ended
	December 31,
	2021	2020	% Change

	(In thousands)
Income (loss) from operations	$(71,117)	$(38,564)	84%
% of net revenue	(15.1)%	(8.4)%

Income (loss) from operations for 2021 and 2020 was $(71.1) million and $(38.6) million, respectively. This change was due to an increase in operating expenses of $42.3 million, which was partially offset by an increase in net revenue of $9.8 million. As a percentage of net revenue, income (loss) from operations was (15.1)% and (8.4)% for 2021 and 2020, respectively. This increase was primarily driven by increases as a percentage of net revenue in marketing expenses, cost of goods sold, excluding depreciation and amortization, and product, technology, general and administrative expenses, partially offset by decreases as a percentage of net revenue in other operating expense and depreciation and amortization, for the reasons set forth above.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt for 2021 and 2020 was $(4.1) million and $0.0 million, respectively. This change was due to the extinguishment loss recorded upon the amendment of the 2020 Term Loan in May 2021.

Interest Income (Expense), Net

Interest income (expense), net for 2021 and 2020 was $(8.1) million and $(7.5) million, respectively. This change was primarily due to increased interest expense incurred on outstanding borrowings of $1.1 million, as well as decreased interest income on cash and cash equivalents of $0.1 million, partially offset by a decrease of $0.6 million associated with build-to-suit lease financings as a result of the Fairfield lease termination.

Other Income (Expense), Net

Other income (expense), net for 2021 and 2020 was $(5.0) million and $0.0 million, respectively. This change consists of the change in fair value of the Blue Torch warrant obligation, issued in May 2021 in conjunction with the amendment of the 2020 Term Loan, upon remeasurement as of each reporting period.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in 2021 and 2020 reflects state income taxes in a jurisdiction in which net operating losses were not available to offset our tax obligations.

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

Our adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable GAAP equivalent. Some of these limitations are:

●	adjusted EBITDA excludes share-based compensation expense, as share-based compensation expense has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
●	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
●	adjusted EBITDA excludes other operating expense, as other operating expense represents non-cash impairment charges on long-lived assets, a non-cash gain, net of a termination fee, on a lease termination, charges for estimated legal settlements, and restructuring costs;
●	adjusted EBITDA excludes loss on extinguishment of debt as this represents a non-cash charge;
●	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
●	adjusted EBITDA does not reflect other (income) expense, net as this represents changes in the fair value of the Blue Torch warrant obligation as of each reporting period;
●	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
●	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

Because of these limitations, we consider, and you should consider, adjusted EBITDA and free cash flow together with other financial information presented in accordance with GAAP. The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019	2018	2017

	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(88,381)	$(46,154)	$(61,081)	$(122,149)	$(210,143)
Share-based compensation	9,699	8,457	8,970	16,320	11,270
Depreciation and amortization	22,203	24,503	31,200	34,517	26,838
Other operating expense	—	4,567	3,571	2,170	12,713
Loss (gain) on extinguishment of debt	4,089	—	—	—	—
Interest (income) expense, net	8,131	7,548	8,943	7,683	6,384
Other (income) expense, net	5,021	—	—	—	14,984
Provision (benefit) for income taxes	23	42	42	88	15
Adjusted EBITDA	$(39,215)	$(1,037)	$(8,355)	$(61,371)	$(137,939)

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(48,962)	$(5,372)	$(16,466)
Purchases of property and equipment	(5,077)	(5,997)	(5,220)
Free cash flow	$(54,039)	$(11,369)	$(21,686)

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable, net, restricted cash, and working capital as of the dates indicated:

	December 31,	December 31,
	2021	2020

	(In thousands)
Cash and cash equivalents	$82,160	$44,122
Accounts receivable, net	$234	$116
Restricted cash included in Prepaid expenses and other assets	$608	$610
Restricted cash included in Other noncurrent assets	$829	$1,100
Working capital (1)	$(30,399)	$(29,640)

(1)	We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities (excluding the current portion of long-term debt and the current portion of the Blue Torch warrant obligation).

Total outstanding debt, net of debt issuance costs, was $29.4 million as of December 31, 2021 and $32.2 million as of December 31, 2020. Issued letters of credit outstanding were $1.4 million and $1.6 million as of December 31, 2021 and December 31, 2020.

Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers, investment in marketing, and investments in sustainability efforts to support the acceleration of our growth strategy. Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and cash generated through financing activities, as discussed below.

Based on the current facts and circumstances, including the additional financial flexibility provided by the Capital Raise that closed on November 4, 2021, and discussed further in Note 11 to the consolidated financial statements in this Annual Report on Form 10-K, we believe that we can effectively manage liquidity and subscription count in order to remain in compliance with the financial covenants under our 2020 Term Loan and we believe that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements and the availability and accessibility to additional funds will depend on many factors, including our ability to remain compliant with the covenants of our 2020 Term Loan and those described in the section titled “Risk Factors” under Part II, Item 1A below.

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

●	RJB would purchase in a private placement (the “Backstop Private Placement”) the number of shares of Class A common stock and warrants that remained unsubscribed at the expiration of the Rights Offering subscription period for an aggregate purchase price equal to $45.0 million less the aggregate purchase price received from purchasers of units in the Rights Offering. On November 4, 2021, RJB purchased $32.7 million of securities in the Backstop Private Placement and we issued (i) 3,265,813 shares of Class A common stock, (ii) warrants to purchase 2,612,354.58219726 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 1,306,177.291098630 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 653,088.645549316 shares of Class A common stock at an exercise price of $20.00 per share.
●	RJB would purchase, in a private placement, or the Concurrent Private Placement, on the same terms and concurrently with the consummation of the Backstop Private Placement and for an aggregate purchase price of $30.0 million, (i) 3,000,000 shares of Class A common stock, (ii) warrants to purchase 2,400,000 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 1,200,000 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 600,000 shares of Class A common stock at an exercise price of $20.00 per share. The Concurrent Private Placement closed on November 4, 2021.
●	Mr. M. Salzberg would purchase, on the same terms as the Backstop Private Placement and the Concurrent Private Placement and for an aggregate purchase price of $3.0 million, (i) 300,000 shares of Class A common stock, (ii) warrants to purchase 240,000 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 120,000 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 60,000 shares of Class A common stock at an exercise price of $20.00 per share, resulting in $2.8 million of proceeds, net of issuance costs, without giving effect to the receipt of any exercise price of any warrants issued in the transactions. The Salzberg Private Placement closed on September 15, 2021.
●	The Class B Automatic Conversion would occur. For additional information on the Class B Automatic Conversion, see Note 11 Stockholders’ Equity (Deficit) to the consolidated financial statements in this Annual Report on Form 10-K.

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

February 2022 Private Placement

On February 14, 2022, we entered into a purchase agreement (the “February Purchase Agreement”) with RJB, under which we agreed to issue and sell to RJB in a private placement (the “Private Placement”), for an aggregate purchase price of $5.0 million (or $14.00 per unit), 357,143 units each consisting of (i) 1 share of Class A common stock, (ii) 1 warrant to purchase 0.8 shares of Class A common stock at an exercise price of $15.00 per share, (iii) 1 warrant to purchase 0.4 shares of Class A common stock at an exercise price of $18.00 per share and (iv) 1 warrant to purchase 0.2 shares of Class A common stock at an exercise price of $20.00 per share. In the aggregate, RJB received (i) 357,143 shares of Class A common stock, (ii) warrants to purchase 285,714 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 142,857 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 71,429 shares of Class A common stock at an exercise price of $20.00 per share, resulting in approximately $4.8 million of proceeds, net of issuance costs, without giving effect to the receipt of any exercise price of any warrants issued in the transactions. The Private Placement closed on February 14, 2022. We intend to use the net proceeds of the Private Placement for working capital and general corporate purposes, including to continue to accelerate our growth strategy.

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

As of December 31, 2021 the 2020 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum. The principal amount of the 2020 Term Loan is repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the 2020 Term Loan repayable on March 31, 2023.

The 2020 Term Loan contains restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. As of December 31, 2021, the financial covenants in the 2020 Term Loan include a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the 2020 Term Loan as the number of all active customers on our internal account list) of 300,000 on any determination date occurring between the effective date and December 31, 2021, and 320,000 on any determination date occurring thereafter. As of December 31, 2021, we were in compliance with all of the covenants under the 2020 Term Loan.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Net cash from (used in) operating activities	$(48,962)	$(5,372)	$(16,466)
Net cash from (used in) investing activities	(3,666)	(5,777)	(4,481)
Net cash from (used in) financing activities	90,383	10,548	(29,917)
Net increase (decrease) in cash, cash equivalents, and restricted cash	37,755	(601)	(50,864)
Cash, cash equivalents, and restricted cash–beginning of period	45,842	46,443	97,307
Cash, cash equivalents, and restricted cash–end of period	$83,597	$45,842	$46,443

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income adjusted for certain non-cash items and changes in operating assets and liabilities.

In 2021, net cash from (used in) operating activities was $(49.0) million and consisted of net income (loss) of $(88.4) million, non-cash items of $41.1 million, and a net change in operating assets and liabilities of $(1.7) million. Changes in operating assets and liabilities were primarily driven by decreases in accrued expenses and other current liabilities and other noncurrent assets and liabilities of $12.0 million and increases in inventories and receivables of $6.9 million, partially offset by a decrease in prepaid expenses and other current assets of $11.2 million and increases in accounts payable and deferred revenue of $6.0 million.

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

In 2021, net cash from (used in) investing activities was $(3.7) million and consisted primarily of $(5.1) million for purchases of property and equipment, of which approximately $(2.7) million relates to capitalized software costs, to support business initiatives and ongoing product expansion, partially offset by $1.4 million of proceeds from the sales of fixed assets. In the future we expect to incur capital expenditures primarily related to the acceleration and execution of our growth strategy and to further optimize and drive efficiency in our operations and capitalized software costs. As of December 31, 2021, our projected capital expenditures are expected to amount to approximately $8.0 million to $10.0 million in the aggregate for 2022. The timing and amount of our projected expenditures is dependent upon a number of factors, including our ability to successfully execute on our accelerated growth strategy, and may vary significantly from our estimates.

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

In 2021, net cash from (used in) financing activities was $90.4 million and consisted primarily of $70.3 million of proceeds from the November 2021 Capital Raise, net of issuance costs, $21.1 million of proceeds the public offering of Class A common stock, net of offering costs, $2.8 million of proceeds from the Salzberg Private Placement, net of issuance costs, and the deemed receipt of funds held in escrow relating to the Amendment, partially offset by the release back to the lenders of the funds held in escrow relating to the Amendment, repayments of debt, payments of debt issuance costs, and principal payments on capital lease obligations.

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

Our free cash flow was $(54.0) million, $(11.4) million, and $(21.7) million for the years ended December 31, 2021, 2020, and 2019, respectively. In 2021, free cash flow consisted of $(49.0) million of net cash from (used in) operating activities and $(5.1) million for purchases of property and equipment, of which approximately $(2.7) million relates to capitalized software costs.In 2020, free cash flow consisted of $(5.4) million of net cash from (used in) operating activities and $(6.0) million for purchases of property and equipment, of which approximately $(2.9) million relates to capitalized software costs. In 2019, free cash flow consisted of $(16.5) million of net cash from (used in) operating activities and $(5.2) million for purchases of property and equipment, of which approximately $(2.6) million relates to capitalized software costs. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-

GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

Contractual Obligations

 Debt

As of December 31, 2021, the remaining principal payments required under our 2020 Term loan are $30.6 million, of which $3.5 million is payable within 12 months, and the remaining interest payments required under our 2020 Term Loan are $5.0 million, of which $3.7 million is payable within 12 months. Estimated interest payments are subject to change due to the variable nature of the interest rates under our 2020 Term Loan as described in “Liquidity and Capital Resources – Debt financing transactions” above.

Leases

We lease fulfillment centers and office space under non-cancelable operating lease arrangements that expire on various dates through 2027, including non-cancelable operating leases for office space in New York City and Austin, Texas, currently occupied fulfillment centers in Linden, New Jersey and Richmond, California, and a previously occupied fulfillment center in Arlington, Texas and Jersey City, New Jersey. We also have various non-cancelable operating leases for certain equipment. As of December 31, 2021, we had lease payment obligations of $56.4 million, of which $16.1 million is payable within 12 months.

We have also entered into agreements to sublease portions of our corporate offices and fulfillment centers. The subleases continue through the duration of our existing leases for each location and entitle us to future minimum sublease payments of approximately $7.7 million as of December 31, 2021, of which $3.5 million is receivable within 12 months.

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

Revenue Recognition

We primarily generate revenue from the sale of our products to customers, including meals, wine and kitchen tools. For the years ended December 31, 2021, 2020, and 2019, we derived substantially all of our Net revenue from sales of our meals.

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

Inventories, Net

Inventories, net consist primarily of bulk and prepped food, products available for resale, packaging, containers, and wine products which are stated at the lower of cost or net realizable value. Inventory costs consist of product costs, inbound shipping and handling costs, and applicable direct labor costs. Inventories are valued on a first-in, first-out cost basis. We record an inventory valuation reserve when applicable, based on currently available information, about the likely method of disposition, such as through sales to individual customers, donations or liquidations, and expected recoverable values of each inventory category. For the years ended December 31, 2021, 2020, and 2019, the inventory valuation reserve was $0.4 million, $0.3 million, and $1.5 million, respectively.

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

Share-Based Payments

We recognize share-based compensation for share-based awards, including stock options and restricted stock units, based on the estimated fair value of the awards, on a straight-line basis over the period in which the employee is required to provide services, generally up to four years.

In February 2021, we granted 1,190,250 shares of performance-based restricted stock units for our Class A common stock to certain employees, including our executive officers. Such units are subject to vesting conditions that are tied to the achievement of certain stock price targets and time-based requirements beginning February 25, 2021 and continuing through February 25, 2024. As this grant was determined to include a market condition, we utilized the Monte Carlo simulation valuation model to value the grant. The total grant date fair value was $7.7 million, and will be recognized on a straight-line basis over the derived service periods, which range from 0.99 to 2.99 years, as determined by the Monte Carlo simulation valuation model.

In 2020, we did not grant any performance stock units.

In 2019, we granted 54,740 performance stock units of our Class A common stock to certain employees, including our executive officers. Such units were subject to vesting conditions that were tied to the achievement of certain financial targets through December 31, 2019. A portion of the financial target options would have, subject to certain conditions, accelerated in connection with a change in control event based on the time that had elapsed from the commencement of the applicable measurement period through the date of such change in control. As of December 31, 2019, the financial targets were not achieved and the awards were forfeited.

Warrant Obligation

The Blue Torch warrant obligation issued in conjunction with the Amendment, as discussed in “Liquidity and Capital Resources – Debt financing transactions” above, is accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value, and is remeasured as of each balance sheet date with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations. The amount of each warrant to be issued under the obligation set forth in the financing agreement is based upon 0.50% of the then-outstanding shares of our common stock on a fully-diluted basis on the first day of each quarter beginning on or after July 1, 2021, so long as the 2020 Term Loan remains outstanding. As such, the fair value of the Blue Torch warrant obligation was calculated using the estimated amount of warrants to be issued over the life of the financing agreement multiplied by the closing price of our stock as of the balance sheet date, less $0.01 per share to represent each warrant’s exercise price. The estimated amount of shares to be issued was derived from our estimate of shares of our common stock on a fully-diluted basis over the life of the financing agreement.

In 2021, we recorded a non-cash loss in Other income (expense) of $(5.0) million in our Statement of Operations resulting from the change in the fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period. As of December 31, 2021, warrants issued under the Blue Torch warrant obligation to purchase 264,218 shares of

Class A common stock were unexercised. In January 2022, all warrants that had been issued under the Blue Torch warrant obligation were exercised in full, resulting in the issuance of 488,055 shares of Class A common stock.

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

For the year ended December 31, 2021, there were no impairments of long-lived assets. For the year ended December 31, 2020, we recorded impairment charges of $7.6 million in Other operating expense on long-lived assets related to our Arlington fulfillment center. For the year ended December 31, 2019, we recorded impairment charges of $1.3 million in Other operating expense on long-lived assets primarily related to the reprioritization of initiatives to support our growth strategy. See Note 6 to the Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion.

Contingencies

We record accruals for loss contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a probable loss is not reasonably estimable, or we determine that a loss is reasonably possible, but not probable, we disclose the matter, and the amount or range of the possible losses, if estimable, in the notes to the Consolidated Financial Statements. As of December 31, 2021, 2020, and 2019, we had accruals of $0.0 million, $1.1 million, and $2.1 million in Other operating expense for estimated legal settlements for which we concluded the loss was probable and reasonably possible.

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.            OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, which we refer to as our 2022 Proxy Statement, and is hereby incorporated by reference into this Annual Report on Form 10-K.

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

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included under the caption Security Ownership of Management and Certain Beneficial Owners and Management and Related Stockholder Matters in our 2022 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be included under the caption Certain Relationships and Related Transactions, and Director Independence in our 2022 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.            PRINCIPAL ACCOUNTant FEES AND SERVICES.

The information required by this item will be included under the caption Principal Accounting Fees and Services in our 2022 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)	Financial Statements and Financial Statement Schedule

See “Index to Consolidated Financial Statements.”

(b)	Exhibits

See “Exhibit Index.”

 ITEM 16.            Form 10-K Summary.

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Blue Apron Holdings, Inc., as amended	S-3	333-258315	4.1	07/30/2021

3.2	Amended and Restated Bylaws of Blue Apron Holdings, Inc.	8-K	001-38134	3.1	11/04/2021

4.1	Specimen stock certificate evidencing shares of Class A common stock	S-1/A	333-218425	4.1	06/19/2017

4.2	Description of Registered Securities					X

4.3	Form of Lender Warrant	8-K	001-38134	4.1	05/06/2021

4.4	Form of Rights Offering Warrant	S-3/A	333-259677	4.2	09/28/2021
4.5	Form of 2021 Private Placement Warrant	8-K	001-38145	4.1	09/15/2021

4.6	Form of Warrant Agent Agreement	S-3/A	333-259677	4.4	09/28/2021

4.7	Form of 2022 Private Placement Warrant	8-K	001-38134	4.1	02/15/2022

10.1	Third Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2015, by and among the Registrant and the other parties thereto	S-1	333-218425	10.1	06/01/2017

10.2	Form of Indemnification Agreement with directors and executive officers	S-1/A	333-218425	10.2	06/19/2017

10.3*	2012 Equity Incentive Plan	S-1	333-218425	10.3	06/01/2017

10.4*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.4	06/01/2017

10.5*	Form of Non-Qualified Stock Option Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.5	06/01/2017

10.6*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.6	06/01/2017

10.7*	2017 Equity Incentive Plan	S-1/A	333-218425	10.7	06/19/2017

10.8*	Form of Stock Option Agreement under 2017 Equity Incentive Plan	S-1/A	333-218425	10.8	06/19/2017

10.9*	Form of Restricted Stock Unit Agreement under 2017 Equity Incentive Plan	S-1/A	333-218425	10.9	06/19/2017

10.10*	Form of Performance Stock Unit Agreement under 2017 Equity Incentive Plan	10-Q	001-38134	10.1	05/06/2021

10.11	Lease, dated as of July 15, 2013, as amended, by and between Dreisbach Enterprises, Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.12	06/01/2017

10.12	Sixth Amendment to Lease, dated as of July 15, 2013, by and between Dreisbach Enterprises, Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.), dated as of January 29, 2019	10-K	001-38134	10.11	02/25/2019

10.13	Seventh Amendment to Lease, dated as of July 15, 2013, by and between Dreisbach Enterprises, Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.), dated as of September 29, 2021	10-Q	001-38134	10.1	11/09/2021

10.14	Standard Industrial/Commercial Single-Tenant Lease, dated as of August 1, 2014, by and between DF/Hilltop, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.16	06/01/2017

10.15	Lease, dated as of March 21, 2016 by and between Duke Linden, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.18	06/01/2017

10.16	Lease Agreement, dated as of August 23, 2016, by and between Gateway 80 Industrial, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.20	06/01/2017

10.17	Financing Agreement, dated as of October 16, 2020, by and among Blue Apron Holdings, Inc., Blue Apron, LLC, Blue Torch Finance LLC and the other parties thereto.	8-K	001-38134	10.1	10/19/2020

10.18	Amendment No. 1 to Financing Agreement dated as of October 16, 2020 by and among Blue Apron Holdings, Inc., Blue Apron, LLC, Blue Torch Finance LLC and the other parties thereto dated as of November 19, 2020	10-K	001-38134	10.16	02/23/2021

10.19	Amendment No. 2 to Financing Agreement dated as of October 16, 2020, by and among Blue Apron Holdings, Inc. Blue Arpon, LLC, Blue Torch Finance LLC and the other parties thereto, dated as of May 5, 2021	8-K	001-38134	10.1	05/05/2021

10.20	Purchase Agreement, dated as of September 15, 2021, by and among Blue Apron Holdings, Inc., RJB Partners LLC and Matthew B. Salzberg	8-K	001-38134	10.1	09/15/2021

10.21	Registration Rights Agreement dated November 4, 2021, by and among Blue Apron Holdings, Inc., RJB Partners LLC and Matthew B. Salzberg	8-K	001-38134	10.1	11/04/2021

10.22	Purchase Agreement, dated as of February 14, 2022, by and between Blue Apron Holdings, Inc. and RJB Partners LLC	8-K	001-38134	10.1	2/15/2022

10.23	Registration Rights Agreement, dated as of February 14, 2022, by and between Blue Apron Holdings, Inc. and RJB Partners LLC	8-K	001-38134	10.2	2/15/2022

10.24*	Blue Apron Holdings, Inc. Executive Severance Benefits Plan	10-Q	001-38134	10.1	05/03/2018

10.25*	Offer Letter for Linda F. Kozlowski	8-K	001-38134	99.2	04/02/2019

10.26*	Offer Letter for Meredith L. Deutsch					X

10.27*	Offer Letter for Randy J. Greben	10-K	001-38134	10.19	02/23/2021

10.28*	Offer Letter for Charlean Gmunder	10-K	001-38134	10.20	02/23/2021

21.1	List of Subsidiaries	10-K	001-38134	21.1	02/22/2018

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

* Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Dated: February 25, 2022	/s/ Linda Findley Kozlowski
Linda F. Kozlowski
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th of February 2022.

/s/ Linda Findley Kozlowski	President, Chief Executive Officer, and Director
Linda F. Kozlowski	(Principal Executive Officer)
/s/ Randy J. Greben	Chief Financial Officer and Treasurer
Randy J. Greben	(Principal Financial and Accounting Officer)
/s/ Jennifer Carr-Smith	Director and Chairperson
Jennifer Carr-Smith
/s/ Peter Faricy	Director
Peter Faricy
/s/ Brenda Freeman	Director
Brenda Freeman
/s/ Elizabeth J. Huebner	Director
Elizabeth J. Huebner

BLUE APRON HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Blue Apron Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Apron Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

February 25, 2022

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,160	$44,122
Accounts receivable, net	234	116
Inventories, net	24,989	18,185
Prepaid expenses and other current assets	12,249	23,651
Total current assets	119,632	86,074
Property and equipment, net	108,355	125,208
Other noncurrent assets	3,719	4,053
TOTAL ASSETS	$231,706	$215,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,962	$23,691
Accrued expenses and other current liabilities	31,951	41,632
Current portion of long-term debt	3,500	3,500
Deferred revenue	7,958	6,269
Warrant obligation	8,001	—
Total current liabilities	79,372	75,092
Long-term debt	25,886	28,747
Facility financing obligation	35,886	35,957
Other noncurrent liabilities	10,509	11,564
TOTAL LIABILITIES	151,653	151,360
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 31,694,400 and 14,365,664 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	3	1
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 0 and 3,493,791 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	1
Class C capital stock, par value of $0.0001 per share — 500,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	746,564	642,106
Accumulated deficit	(666,514)	(578,133)
TOTAL STOCKHOLDERS’ EQUITY	80,053	63,975
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,706	$215,335

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

	Year Ended December 31,
	2021	2020	2019
Net revenue	$470,377	$460,608	$454,868
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	301,763	282,924	279,135
Marketing	72,086	49,934	48,133
Product, technology, general and administrative	145,442	137,244	144,925
Depreciation and amortization	22,203	24,503	31,200
Other operating expense	—	4,567	3,571
Total operating expenses	541,494	499,172	506,964
Income (loss) from operations	(71,117)	(38,564)	(52,096)
Gain (loss) on extinguishment of debt	(4,089)	—	—
Interest income (expense), net	(8,131)	(7,548)	(8,943)
Other income (expense), net	(5,021)	—	—
Income (loss) before income taxes	(88,358)	(46,112)	(61,039)
Benefit (provision) for income taxes	(23)	(42)	(42)
Net income (loss)	$(88,381)	$(46,154)	$(61,081)

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(3.97)	$(3.06)	$(4.67)
Diluted	$(3.97)	$(3.06)	$(4.67)
Weighted-average shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	22,289,803	15,098,783	13,089,908
Diluted	22,289,803	15,098,783	13,089,908

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2018	5,240,073	$1	7,714,036	$1	$590,538	$(471,238)	$119,302
Conversion from Class B to Class A common stock	2,277,388	0	(2,277,388)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	281,696	0	27,583	0	53	—	53
Share-based compensation	—	—	—	—	9,385	—	9,385
Impact of adoption of accounting standard update	—	—	—	—	—	340	340
Other	(64)	(0)	(35)	(0)	—	—	—
Net income (loss)	—	—	—	—	—	(61,081)	(61,081)
Balance — December 31, 2019	7,799,093	$1	5,464,196	$1	$599,976	$(531,979)	$67,999
Conversion from Class B to Class A common stock	1,996,404	0	(1,996,404)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	570,167	0	25,999	0	468	—	468
Issuance of common stock, net of offering costs	4,000,000	0	—	—	32,867	—	32,867
Share-based compensation	—	—	—	—	8,795	—	8,795
Net income (loss)	—	—	—	—	—	(46,154)	(46,154)
Balance — December 31, 2020	14,365,664	$1	3,493,791	$1	$642,106	$(578,133)	$63,975
Conversion from Class B to Class A common stock	3,493,791	0	(3,493,791)	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	623,045	0	—	—	—	—	—
Issuance of common stock, net of offering costs	5,411,900	1	—	—	21,143	—	21,144
Issuance of common stock from the Salzberg Private Placement, net of issuance costs	300,000	0	—	—	2,799	—	2,799
Issuance of common stock from the November 2021 Capital Raise, net of issuance costs	7,500,000	1	—	—	70,288	—	70,289
Share-based compensation	—	—	—	—	10,228	—	10,228
Net income (loss)	—	—	—	—	—	(88,381)	(88,381)
Balance — December 31, 2021	31,694,400	$3	—	$—	746,564	(666,514)	80,053

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(88,381)	$(46,154)	$(61,081)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	22,203	24,503	31,200
Loss (gain) on disposal of property and equipment	(987)	17	273
Loss (gain) on build-to-suit accounting derecognition	—	(4,936)	—
Loss on impairment	—	7,585	1,261
Loss on extinguishment of debt	4,089	—	—
Change in fair value of warrant obligation	5,021	—	—
Changes in reserves and allowances	(254)	(807)	(140)
Share-based compensation	9,699	8,457	8,970
Non-cash interest expense	1,365	1,452	601
Changes in operating assets and liabilities:
Accounts receivable	(118)	132	324
Inventories	(6,839)	8,066	8,618
Prepaid expenses and other current assets	11,183	(14,387)	3,005
Accounts payable	4,345	(473)	1,661
Accrued expenses and other current liabilities	(9,401)	9,527	(2,190)
Deferred revenue	1,689	149	(5,912)
Other noncurrent assets and liabilities	(2,576)	1,497	(3,056)
Net cash from (used in) operating activities	(48,962)	(5,372)	(16,466)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,077)	(5,997)	(5,220)
Proceeds from sale of property and equipment	1,411	220	739
Net cash from (used in) investing activities	(3,666)	(5,777)	(4,481)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	21,144	32,867	—
Proceeds from the Salzberg Private Placement, net of issuance costs	2,799	—	—
Proceeds from the November 2021 Capital Raise, net of issuance costs	70,289	—	—
Receipt of funds held in escrow	5,000	34,028	—
Release of funds held in escrow	(5,000)	—	—
Repayments of debt	(3,500)	(55,553)	(28,900)
Payments of debt issuance costs	(214)	(1,076)	(812)
Proceeds from exercise of stock options	—	487	51
Principal payments on capital lease obligations	(135)	(205)	(256)
Net cash from (used in) financing activities	90,383	10,548	(29,917)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	37,755	(601)	(50,864)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	45,842	46,443	97,307
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$83,597	$45,842	$46,443

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$40	$60	$60
Cash paid for interest	$7,009	$6,259	$9,951
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$—	$(565)	$—
Non-cash additions to property and equipment	$553	$338	$415
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$438	$512	$320

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. Cash and cash equivalents are stated at cost plus accrued interest and consist of cash on hand, money market accounts, and amounts held by third party financial institutions for credit and debit card transactions. Cash and cash equivalents as of December 31, 2021 and 2020 was $82.2 million and $44.1 million, respectively, and consist of qualifying money market accounts and amounts due from third party institutions which generally settle within three business days, of $4.3 million and $1.5 million as of December 31, 2021 and 2020, respectively.

Accounts Receivable

Accounts receivable primarily represent amounts due from third parties that market the Company’s products and other trade receivables. Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts if applicable, are unsecured, and do not bear interest. The allowance for doubtful accounts was $0.1 million as of December 31, 2021 and 2020.

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

No individual customer accounted for 10% or more of the Company’s total Net revenue for the years ended December 31, 2021, 2020, and 2019. There are no significant concentration risks within the Company’s Accounts receivable as of December 31, 2021 and 2020.

For the years ended December 31, 2021, 2020, and 2019, an individual shipping carrier accounted for 13.4%, 13.7% and 14.9% of the Company’s total Cost of goods sold, excluding depreciation and amortization, respectively. No individual supplier accounted for 10% or more of total Accounts payable as of December 31, 2021 and 2020.

The Company has experienced net losses in each year since inception. In the years ended December 31, 2021, 2020, and 2019, the Company incurred net losses of $88.4 million, $46.2 million, and $61.1 million, respectively. As of December 31, 2021, the Company has $82.2 million of cash on hand. The Company plans to continue to significantly increase marketing spend in 2022 to continue to invest to attract new and retain existing customers while maintaining compliance with its debt covenants. In addition, the 2020 Term Loan is repayable in equal quarterly installments with the remaining unpaid principal amount repayable on March 31, 2023. The Company’s ability, including the timing and extent, to successfully execute its growth strategy is inherently uncertain and is dependent on continued sufficiency of cash resources, and its ability to implement the initatives and deliver the results as forecasted, among other factors.

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

For the year ended December 31, 2021, there were no impairments of long-lived assets. For the year ended December 31, 2020, the Company recorded impairment charges of $7.6 million in Other operating expense on long-lived assets related to its Arlington fulfillment center. For the year ended December 31, 2019, the Company recorded impairment charges of $1.3 million in Other operating expense on long-lived assets primarily related to the reprioritization of initiatives to support its growth strategy.

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

The Blue Torch warrant obligation issued in conjunction with the Amendment, as discussed in Note 9, is accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value, and is remeasured as of each balance sheet date with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations. For additional information on the Blue Torch warrant obligation, see Note 15.

Revenue Recognition

The Company primarily generates revenue from the sale of its products to customers, including meals, wine, and kitchen tools. For the years ended December 31, 2021, 2020, and 2019, the Company derived substantially all of its Net revenue from sales of its meals.

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

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $8.0 million and $6.3 million as of December 31, 2021 and December 31, 2020, respectively. During the year ended December 31, 2021, the Company recognized $5.4 million to Net revenue from the Deferred revenue at December 31, 2020.

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

Advertising Costs

Advertising costs are charged to Marketing expense in the accompanying Consolidated Statements of Operations. Advertising costs were $68.4 million, $45.1 million, and $41.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company recognizes advertising costs the first time the advertising takes place. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were $1.0 million and $1.5 million as of December 31, 2021 and 2020, respectively, and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets.

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

Interest Income (Expense), Net

Interest income and expense consists primarily of interest expense associated with the Company’s outstanding borrowings, capital lease financings, and build-to-suit lease financing offset by interest income on cash and cash equivalents.

Other Income (Expense), Net

Other income and expense consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period. For additional information on the Blue Torch warrant obligation, see Note 9 and Note 15.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued its standard on lease accounting, Accounting Standards Update No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. Subsequent to February 2016, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, ASU No. 2019-01, Leases (Topic 842): Codification Improvements, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, to improve and clarify certain aspects of ASU No. 2016-02, as well as to defer its effective date for certain entities, ASU No. 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments, and ASU No. 2021-09, Leases (Topic 842): Discount Rate for Lessees That Are Not Public Business Entities. For the Company, the new standard is effective for annual periods beginning January 1, 2022, and interim periods beginning January 1, 2023. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under non-cancelable operating leases on the Consolidated Balance Sheets resulting in the recording of right-of-use assets and lease obligations. The Company is currently evaluating any additional impacts this guidance will have on its Consolidated Financial Statements.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (“ASU 2018-15”), Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard is intended to clarify the accounting for implementation costs of a hosting arrangement that is a service contract. The Company adopted ASU 2018-15 for the annual period beginning January 1, 2021 using a prospective approach. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

3. Inventories, Net

Inventories, net consist of the following:

	December 31,
	2021	2020

	(In thousands)
Fulfillment	$1,879	$3,366
Product	23,110	14,819
Inventories, net	$24,989	$18,185

Product inventory primarily consists of bulk and prepped food, containers, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2021	2020

	(In thousands)
Insurance proceeds receivable	$—	$11,250
Prepaid insurance	6,929	$7,092
Other current assets	5,320	5,309
Prepaid expenses and other current assets	$12,249	$23,651

Estimated insurance proceeds recoveries are reflected as assets in the Consolidated Balance Sheets when it is determined that the recovery of such amounts is probable, and the amount can be reasonably determined.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the accompanying Consolidated Statements of Cash Flows:

	December 31,
	2021	2020	2019	2018

	(in thousands)
Cash and cash equivalents	$82,160	$44,122	$43,531	$95,615
Restricted cash included in Prepaid expenses and other current assets	608	610	—	—
Restricted cash included in Other noncurrent assets	829	1,110	2,912	1,692
Total cash, cash equivalents, and restricted cash	$83,597	$45,842	$46,443	$97,307

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2021	2020

	(In thousands)
Computer equipment	$11,556	$11,110
Capitalized software	24,163	21,318
Fulfillment equipment	52,058	51,096
Furniture and fixtures	2,730	3,408
Leasehold improvements	32,507	32,969
Buildings(1)	114,877	114,877
Construction in process(2)	1,746	1,442
Property and equipment, gross	239,637	236,220
Less: accumulated depreciation and amortization	(131,282)	(111,012)
Property and equipment, net	$108,355	$125,208
(1)	Buildings includes a build-to-suit lease financing in Linden, New Jersey where the Company is considered the owner for accounting purposes, and as of December 31, 2021 and 2020, contains $31.3 million of the capitalized fair value of the building, $80.8 million of costs incurred by the Company relating to this arrangement, and $2.8 million of capitalized interest for related construction projects. The Company capitalized the cost of interest for the related construction projects based on the applicable capitalization rate for the project.
(2)	Construction in process includes all costs capitalized related to projects that have not yet been placed in service.

Depreciation and amortization related to the Company’s Property and equipment, net for the years ended December 31, 2021, 2020, and 2019 was $22.2 million, $24.5 million, and $31.2 million, respectively.

As of December 31, 2021 and 2020, total equipment financed under capital leases was $0.7 million, with related accumulated depreciation of $0.7 million and $0.6 million, respectively. For the years ended December 31, 2021, 2020, and 2019 depreciation expense related to property and equipment under capital leases was $0.0 million, $0.1 million, and $0.2 million, respectively.

For the years ended December 31, 2021, 2020, and 2019 the Company capitalized software development costs of $3.4 million, $2.1 million, and $3.1 million including share-based compensation of $0.6 million, $0.3 million, and $0.4 million, respectively. As of December 31, 2021 and 2020, the net book value of capitalized software development costs was $4.6 million and $3.9 million, respectively. Amortization expense for capitalized software development costs recognized in Depreciation and amortization in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 was $2.7 million, $3.6 million and $5.5 million, respectively.

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2021	2020

	(In thousands)
Accrued compensation	$14,848	$17,189
Accrued credits and refunds reserve	1,258	1,547
Accrued legal settlements	—	12,250
Accrued marketing expenses	7,095	2,006
Accrued shipping expenses	1,344	2,060
Other current liabilities	7,406	6,580
Accrued expenses and other current liabilities	$31,951	$41,632

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

8. Deferred Revenue

Deferred revenue consists of the following:

	December 31,
	2021	2020

	(In thousands)
Cash received prior to fulfillment	$4,861	$1,550
Gift cards, prepaid orders, and other	3,097	4,719
Deferred revenue	$7,958	$6,269

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

As of December 31, 2021, the 2020 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum. The principal amount of the senior secured term loan will be repayable in equal quarterly installments of $875,000 through December 31, 2022, with the remaining unpaid principal amount of the senior secured term loan repayable on March 31, 2023. The Company is also obligated under the senior secured term loan to pay customary fees, including an anniversary fee equal to 1.00% of the average daily principal amount of the senior secured term loan outstanding over the past 12 months.

As of December 31, 2021, the remaining principal repayments required under the senior secured term loan are as follows:

(In thousands)
Fiscal year ended December 31, 2022	3,500
Fiscal year ended December 31, 2023	27,125
$30,625

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

In connection with the senior secured term loan, the Company incurred and capitalized $2.1 million in deferred financing costs in Long-term debt, which are being amortized using the effective interest method over the remaining term. The following table summarizes the presentation of the Company’s debt balances in the Consolidated Balance Sheets as of the dates indicated below:

	December 31,	December 31,
	2021	2020

	(In thousands)
2020 Term Loan	$30,625	$34,125
Debt issuance costs, net	(1,239)	(1,878)
Total debt outstanding, net of debt issuance costs	29,386	32,247
Less: current portion of long-term debt	3,500	3,500
Long-term debt	$25,886	$28,747

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

Non-compliance with the covenants under the 2020 Term Loan would result in an event of default upon which the lender could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. As of December 31, 2021, the Company was in compliance with all of the covenants under the senior secured term loan.

Facility Financing Obligation

As of December 31, 2021 and 2020, the Company had a facility financing obligation of $35.9 million and $36.0 million, respectively, related to the leased facility in Linden under the build-to-suit accounting guidance.

10. Commitments and Contingencies

Lease and Other Commitments

The Company leases fulfillment centers and office space under non-cancelable operating lease arrangements that expire on various dates through 2027. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs, and insurance, and contain renewal and escalation clauses. The Company recognizes rent expense under these arrangements on a straight-line basis over the term of the lease. As of December 31, 2021 and 2020, deferred rent amounted to $1.5 million and $2.2 million, respectively, included in Other noncurrent liabilities and $1.1 million and $1.5 million, respectively, included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

In addition, the Company leases certain equipment under capital lease arrangements that expire at various dates through 2023.

The Company has entered into agreements to sublease portions of its corporate offices and fulfillment centers. The subleases continue through the duration of the Company’s existing leases for each location and entitle the Company to future minimum sublease payments of approximately $7.7 million as of December 31, 2021.

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

As of December 31, 2021, the aggregate future non-cancelable minimum lease payments consist of the following:

	Capital	Build-to-Suit	Operating
Years Ended December 31:	Leases	Leases	Leases

	(In thousands)
2022	$27	$2,528	$13,589
2023	4	2,579	9,946
2024	—	2,631	8,741
2025	—	2,683	6,181
2026	—	1,812	5,651
Thereafter	—	—	—
	$31	$12,233	$44,108
Less: amount representing interest and taxes	(1)
Lease obligations net of interest and taxes	30
Less: current portion of capital lease obligations	(25)
Noncurrent portion of capital lease obligations	$5

Rent expense was $6.3 million, $7.1 million and $9.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is recognized in Product, technology, general, and administrative expenses in the Consolidated Statements of Operations.

As of December 31, 2021, 2020, and 2019, the current portion of the Company’s capital lease obligations is a component of Accrued expenses and other current liabilities on the Consolidated Balance Sheets and the noncurrent portion of the Company’s capital lease obligations is a component of Other noncurrent liabilities on the Consolidated Balance Sheets.

Letters of Credit

As of December 31, 2021 and 2020, the Company had $1.4 million and $1.6 million, respectively, in letters of credit issued. The letters of credit serve as security primarily for fulfillment centers and office space leases entered into by the Company. As of December 31, 2021 and 2020, the letters of credit were collateralized by noncurrent restricted cash of $0.8 million and $1.1 million, respectively, and current restricted cash of $0.6 million and $0.5 million, respectively. As of December 31, 2020 and 2019, the beneficiaries of the letters of credit had not drawn upon any of the letters of credit.

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

The Company was subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s IPO. The amended complaint alleged that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop. Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018. Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018. On April 22, 2020, the Court entered an order (i) denying the motion to dismiss insofar as Plaintiffs’ allegations pertained to certain of the disclosures in the registration statement and prospectus claimed by plaintiff, and (ii) narrowing the factual issues in the case. On August 11, 2020, the parties held a mediation after which they entered into a memorandum of understanding on August 14, 2020 regarding a proposed settlement. Discovery has been stayed since August 14, 2020. The Company entered into a stipulation and agreement of settlement to resolve the class action litigation on October 28,

2020, which was subsequently amended on November 12, 2020. Under the terms of the settlement, a payment of $13.3 million was to be made by the Company and/or its insurers in exchange for the release of claims against the defendants and other released parties by the lead plaintiff and all settlement class members and for the dismissal of the action with prejudice. The court granted preliminary approval of the settlement on February 1, 2021 and the Company paid $1.0 million of the settlement amount into escrow, with the remaining $12.3 million balance of the settlement funded by the Company’s insurers. The Company’s contribution to the settlement represented the portion of its insurance retention amount, less the $1.0 million which had been paid by the Company as of December 31, 2020 to cover legal fees relating to this case and the related cases described below, as well as the settlement of the state court action described below. The court granted final approval of the settlement on May 10, 2021, and the deadline to appeal the court’s final approval order has passed. The Company was also subject to two state putative class action lawsuits alleging federal securities law violations in connection with the IPO, which were substantially similar to the above-referenced federal court action. One of the state court actions was originally filed in the New York Supreme Court, but was voluntarily dismissed by plaintiffs on September 15, 2020 and subsequently re-filed in the U.S. District Court for the Eastern District of New York on October 2, 2020. On December 2, 2020, the Company settled this lawsuit, which did not have a material impact on the Company’s Consolidated Financial Statements. The second state lawsuit was voluntarily dismissed on May 12, 2021.

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

11. Stockholders’ Equity (Deficit)

November 2021 Capital Raise

On September 15, 2021, the Company entered into a purchase agreement (the “Purchase Agreement”) with RJB Partners LLC (“RJB”), an affiliate of Joseph N. Sanberg, an existing stockholder of the Company, and Matthew B. Salzberg, the Company’s co-founder and former Chairman of the Board for an aggregate of $78.0 million of gross proceeds, without giving effect to the receipt of any exercise price of any warrants issued in the transactions. The Company refers to this series of transactions as the “Capital Raise”. The Purchase Agreement provided that, among other things:

●	The Company would conduct a rights offering (the “Rights Offering”), pursuant to which the Company distributed, at no charge, to the holders of record of its outstanding shares of Class A common stock and certain outstanding warrants to purchase shares of Class A common stock held by the Company’s lenders (the “Eligible Securityholders”) one non-transferable subscription right (each, a “Subscription Right” and collectively, the “Subscription Rights”) for each share of Class A common stock held or, in the case of the holders of the applicable outstanding warrants, each share of Class A common stock issuable upon exercise of such warrants. Each Subscription Right provided the Eligible Securityholder the right to purchase one unit consisting of (i) a fraction of (the “Applicable Fraction”) of one share of Class A common stock, (ii) one warrant to purchase the Applicable Fraction of 0.8 of one share of Class A common stock at an exercise price of $15.00 per share, (iii) one warrant to purchase the Applicable Fraction of 0.4 of one share of Class A common stock at an exercise price of $18.00 per share, and (iv) one warrant to purchase the Applicable Fraction of 0.2 of one share of Class A common stock at an exercise price of $20.00 per share. The Applicable Fraction was equal to 0.185055707113895 based upon the shares held (or issuable upon exercise of the applicable outstanding warrants) by the Eligible Securityholders as of the record date. The subscription price for each unit was equal to $1.8505 (or $10.00 multiplied by the Applicable Fraction). 6,671,271 subscription rights were subscribed for in the rights offering, which closed on November 4, 2021, resulting in the issuance of (i) 1,234,187 shares of Class A common stock, (ii) warrants to purchase 987,645.417802738 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 493,822.7089013690 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 246,911.3544506840 shares of Class A common stock at an exercise price of $20.00 per share.
●	RJB would purchase, in a private placement (the “Backstop Private Placement”), the number of shares of Class A common stock and warrants that remained unsubscribed at the expiration of the Rights Offering subscription period for an aggregate purchase price equal to $45.0 million less the aggregate purchase price received from purchasers of units in the Rights Offering. On November 4, 2021, RJB purchased $32.7 million of securities in the Backstop Private Placement and the Company issued (i) 3,265,813 shares of Class A common stock, (ii) warrants to purchase 2,612,354.58219726 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 1,306,177.291098630 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 653,088.645549316 shares of Class A common stock at an exercise price of $20.00 per share.
●	RJB would purchase, in a private placement (the “Concurrent Private Placement”), on the same terms and concurrently with the consummation of the Backstop Private Placement and for an aggregate purchase price of $30.0 million, (i) 3,000,000 shares of Class A common stock, (ii) warrants to purchase 2,400,000 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 1,200,000 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 600,000 shares of Class A common stock at an exercise price of $20.00 per share. The Concurrent Private Placement closed on November 4, 2021. The Company refers to the Rights Offering, Backstop Private Placement, and Concurrent Private Placement, collectively, as the “November 2021 Capital Raise”.
●	Mr. M. Salzberg would purchase, on the same terms as the Backstop Private Placement and the Concurrent Private Placement (the “Salzberg Private Placement”), and for an aggregate purchase price of $3.0 million, (i) 300,000 shares of Class A common stock, (ii) warrants to purchase 240,000 shares of Class A common stock at

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
●	Mr. M. Salzberg, Barry Salzberg, and Mr. Sanberg and certain of their respective affiliates, elected to convert all of their respective outstanding shares of Class B common stock into shares of Class A common stock, on a one-share-for-one-share basis, effective on September 15, 2021. In connection with the Corporate Reorganization discussed in Note 1, the Company had a tri-class capital structure consisting of two classes of voting common stock, Class A common stock and Class B common stock, and one class of non-voting stock, Class C capital stock. The Class B common stock was substantially the same as the Class A common stock except Class B common stock had ten votes per share whereas Class A common stock has one vote per share. As a result of these voluntary conversions, pursuant to Section 7.2(d) of Part A of Article Fourth of the Company’s Restated Certificate of Incorporation (the “Charter”), which provides for the automatic conversion of all outstanding Class B common stock when the outstanding shares of Class B common stock represent less than five percent (5%) of the combined voting power of the outstanding Class A common stock and Class B common stock, all of the Company’s outstanding shares of Class B common stock automatically converted into shares of Class A common stock on a one-share-for-one-share basis (the “Class B Automatic Conversion”). Following the Class B Automatic Conversion, the Company has only one class of common stock outstanding, its Class A common stock, and the Company ceased to be a “controlled company” as defined under New York Stock Exchange listing rules.

Each warrant issued under the Purchase Agreement has a term of seven years from the date of issuance. Each such warrant may only be exercised for cash, except in connection with certain fundamental transactions, and no fractional shares will be issued upon exercise of the warrants. The warrants are non-transferable, except in limited circumstances, and have not been listed or otherwise trade on any stock exchange. The number of shares issuable upon exercise of the warrants and the applicable exercise prices is subject to adjustment upon the occurrence of certain events, including (i) dividends or distributions of shares of the Company’s Class A common stock, (ii) subdivisions, combinations and certain reclassifications of shares of the Company’s Class A common stock, (iii) certain additional issuances of Class A common stock or securities exercisable for or convertible into shares of Class A common stock at a price per share less than the market price for the Company’s Class A common stock, (iv) distributions of assets other than Class A common stock, or (v) certain repurchases by the Company.

The shares of Class A common stock and warrants were issued separately and constitute separate securities. As of December 31, 2021, the warrants issued under the Purchase Agreement to purchase an aggregate of 10,920,000 shares of the Company’s Class A common stock were unexercised. The Company conducted an assessment of the classification of the warrants issued under the Purchase Agreement and, based on their terms, concluded the warrants are equity-classified. Accordingly, the net proceeds have been recorded within stockholders’ equity (deficit).

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

12. Share-based Compensation

The Company recognized share-based compensation for share-based awards in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general and administrative expenses as follows:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$45	$98	$193
Product, technology, general and administrative	9,654	8,359	8,777
Total share-based compensation	$9,699	$8,457	$8,970

Performance Stock Awards

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

As of December 31, 2021, 2020 and 2019, 1,453,718, 1,369,567 and 1,305,944 shares of Class A common stock remained available for future grants under the 2017 Equity Plan. Under the 2017 Equity incentive plan an annual increase to the number of shares of Class A common stock issuable is added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including the fiscal year ending December 31, 2027. The increase is equal to the lesser of 666,667 shares of Class A common stock, 5% of the outstanding shares of Class A common stock, Class B common stock, and Class C capital stock, and an amount determined by the Board of Directors.

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

Restricted Stock Units

The following table summarizes outstanding restricted stock units, including performance-based restricted stock units, which were granted under the 2017 Equity Incentive Plan:

	Number	Weighted-Average
	of	Grant Date
	Shares	Fair Value
Unvested — December 31, 2020	1,694,199	$9.65
Granted	1,440,714	6.09
Vested	(627,914)	11.41
Forfeited / canceled	(519,929)	8.18
Unvested — December 31, 2021	1,987,070	$6.86

For the years ended December 31, 2021, 2020, and 2019, 627,914, 569,272, and 291,885 shares of restricted stock units vested and were released to employees under the 2017 Equity Incentive Plan. These shares primarily vest over a period of four years. Compensation expense related to the restricted stock units is recognized using the grant date fair value recognized evenly over the service period.

As of December 31, 2021 and 2020, the unrecognized share-based compensation related to unvested restricted stock units was $9.4 million and $16.2 million, respectively. As of December 31, 2021 and 2020, these costs are expected to be recognized over a weighted-average period of 1.85 and 2.79 years, respectively.

Stock Options

The following table summarizes outstanding options, which were granted under the 2012 Equity Incentive Plan and 2017 Equity Incentive Plan:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
	Number	Average	Remaining	Value of
	of	Exercise	Contractual	Outstanding
	Options	Price	Term	Options
			(Years)	(In thousands)
Outstanding — December 31, 2020	59,936	$100.96	4.43	$—
Granted	—	—
Exercised	—	—
Forfeited / canceled	(22,178)	107.14
Outstanding — December 31, 2021	37,758	$97.33	4.09	$—
Exercisable — December 31, 2021	37,758	$97.33	4.09	$—

The weighted-average grant date fair value of options granted for the years ended December 31, 2021, 2020, and 2019 was $0.00. The total intrinsic value of options exercised was $0.0 million, $0.0 million and $0.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. The total grant date fair value of options vested for the years ended December 31, 2021, 2020, and 2019 was $3.1 million, $1.0 million and $4.0 million, respectively. For the years ended December 31, 2021, 2020, and 2019, the Company received $0.0 million, $0.5 million, and $0.1 million, respectively, from the exercise of share options granted under share-based payment arrangements. There was no tax benefit realized from stock options exercised during these periods.

As of December 31, 2021 and 2020, total unrecognized share-based compensation related to unvested options was $0.0 million. As of December 31, 2021 and 2020, the weighted-average recognition period was 0.00 years and 0.18 years, respectively.

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

Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding common stock options, restricted shares, restricted stock units, and warrants. For periods in which the Company has reported net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Prior to the Class B Automatic Conversion, the rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock, and Class C capital stock were substantially the same, other than voting rights. Following the Class B Automatic Conversion on September 15, 2021, the Company has only one class of common stock outstanding, its Class A common stock.

	Year Ended December 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(78,861)	$(9,520)	$(34,453)	$(11,701)	$(31,930)	$(29,151)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	19,888,995	2,400,808	11,270,830	3,827,953	6,842,752	6,247,156
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	19,888,995	2,400,808	11,270,830	3,827,953	6,842,752	6,247,156

Net income (loss) per share attributable to common stockholders—basic (1)	$(3.97)	$(3.97)	$(3.06)	$(3.06)	$(4.67)	$(4.67)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(3.97)	$(3.97)	$(3.06)	$(3.06)	$(4.67)	$(4.67)
(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been anti-dilutive:

	Year Ended December 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Stock options	46,537	—	3,923	123,817	65,022	254,138
Restricted shares	—	—	—	—	—	450
Restricted stock units	2,208,666	—	1,688,527	—	1,159,923	—
Warrants	11,184,218	—	—	—	—	—
Total anti-dilutive securities	13,439,421	—	1,692,450	123,817	1,224,945	254,588

14. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Current provisions for income taxes:
Federal	$—	$—	$—
State	23	42	42
Total current	23	42	42
Deferred tax benefit:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Provision for income taxes	$23	$42	$42

A reconciliation of the provisions (benefits) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is shown as follows:

	Year Ended December 31,
	2021	2020	2019
Tax at statutory federal rate	21.00%	21.00%	21.00%
State tax — net of federal benefit	(0.04)%	(0.05)%	(0.09)%
Change in valuation allowance	(12.85)%	(11.10)%	(17.26)%
Share-based compensation	(0.79)%	(3.41)%	(3.47)%
Debt extinguishment and warrant obligation	(3.32)%	—%	—%
Charitable contributions	(4.73)%	(6.20)%	(0.65)%
Other	0.70%	(0.33)%	0.40%
Provision for income taxes	(0.03)%	(0.09)%	(0.07)%

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2021	2020

	(In thousands)
Deferred tax assets:
Tax attribute carryforwards	$121,346	$109,246
Build-to-suit deferred tax assets	9,237	9,210
Inventories	3,052	2,338
Share-based compensation	1,074	500
Accruals, reserves, and other	12,370	12,105
Gross deferred tax assets	147,079	133,399
Deferred tax liabilities:
Build-to-suit deferred tax liabilities	6,857	7,392
Gross deferred tax liabilities	6,857	7,392

Valuation allowance	140,222	126,007
Net deferred taxes	$—	$—

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Each reporting period the Company assesses the recoverability of its deferred tax assets and are required to establish a valuation allowance for any portion of the assets that the Company concludes is not more likely than not realizable. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a valuation allowance of $140.2 million and $126.0 million against the net U.S. deferred tax assets as of December 31, 2021 and 2020, respectively. The valuation allowance increased by $14.2 million during 2021, which was primarily a result of additional losses generated, partially offset by the expiration of certain charitable contribution carryforwards.

As of December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of $460.9 million and $197.7 million, respectively. Of the $460.9 million of federal net operating loss carryforwards, $221.5 million was generated before January 1, 2018, and is subject to a 20-year carryforward period. The remaining $239.4 million can be carried forward indefinitely, but is subject to an 80% taxable income limitation in any future taxable year. The pre-2018 federal and all state net operating loss carryforwards will begin to expire in 2032 and 2033, respectively, if not utilized.

The Company’s tax attributes may be limited by the ownership provisions of Section 382 of the Internal Revenue Code. As a result, if the Company experienced an “ownership change” during any three-year period, its use of these tax attributes may be limited. The Company has not performed a detailed analysis to determine if an ownership change has occurred.

Uncertain Tax Positions

As of December 31, 2021 and 2020, the Company did not have any gross unrecognized tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the provision for income tax.

The activity related to the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Gross unrecognized tax benefits—beginning balance	$—	$—	$1,367
Decreases related to settlements	—	—	(1,174)
Decrease related to lapse of statute of limitations	—	—	(193)
Gross unrecognized tax benefits—ending balance	$—	$—	$—

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash and cash equivalents:
Money market accounts	$2,635	$—	$—	$2,635
Total assets measured at fair value	$2,635	$—	$—	$2,635

Liabilities:
Warrant obligation	$—	$—	$8,001	$8,001
Other noncurrent liabilities:
Warrant obligation	—	—	1,588	1,588
Total liabilities measured at fair value	$—	$—	$9,589	$9,589

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash and cash equivalents:
Money market accounts	$42,408	$—	$—	$42,408
Total assets measured at fair value	$42,408	$—	$—	$42,408

Money market accounts

Money market accounts are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts approximates fair value due to their short-term maturities.

Warrant obligation

The Blue Torch warrant obligation issued in conjunction with the Amendment, as discussed in Note 9, is accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value, and is remeasured as of each balance sheet date with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations. The amount of each warrant to be issued under the obligation set forth in the financing agreement is based upon 0.50% of the then-outstanding shares of the Company’s common stock on a fully-diluted basis on the first day of each quarter beginning on or after July 1, 2021, so long as the 2020 Term Loan remains outstanding. As such, the fair value of the Blue Torch warrant obligation was calculated using the estimated amount of warrants to be issued over the life of the financing agreement multiplied by the price of the Company’s stock as of the closing date, less $0.01 per share to represent each warrant’s exercise price. The estimated amount of shares to be issued was derived from the Company’s estimate of shares of the Company’s common stock on a fully-diluted basis over the life of the financing agreement. As of December 31, 2021, warrants issued under the Blue Torch warrant obligation to purchase 264,218 shares of Class A common stock were unexercised. In January 2022, all warrants that had been issued under the Blue Torch warrant obligation were exercised in full, resulting in the issuance of 488,055 shares of Class A common stock.

The following table summarizes the changes in the fair value of the Blue Torch warrant obligation as of December 31, 2021 and 2020:

	Balance as of December 31, 2020	Initial recognition	Loss (gain) on changes in stock price	Loss (gain) on changes in estimated common stock on a fully-diluted basis	Issuance of warrants	Balance as of December 31, 2021

	(In thousands)
Warrant obligation	$—	$4,567	$826	$2,420	$1,776	$9,589

Non-Financial Assets

Certain non-financial assets, such as long-lived assets, are only recorded at fair value if an impairment loss is recognized. Impairment losses recognized for the years ended December 31, 2021, 2020, and 2019 were $0.0 million, $7.6 million, and $1.3 million, respectively. The following tables present non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses recorded during the years ended December 31, 2021, 2020, and 2019 on those assets. Non-recurring fair value measurements for the years ended December 31, 2021, 2020, and 2019 included the following:

Year Ended December 31, 2021
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

The Company temporarily reopened its Arlington fulfillment center beginning in January 2021 to leverage existing assets to meet forecasted demand while continuing to implement operating efficiencies at its other fulfillment centers. In April 2021, the Company closed down the temporarily reopened Arlington fulfillment center, with all production volume consolidated at its other fulfillment centers. The closure of the Arlington fulfillment center after its temporary reopening did not have a material impact on the Company’s Consolidated Financial Statements.

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

17. Subsequent Events

On February 14, 2022, the Company entered into a purchase agreement (the “February Purchase Agreement”) with RJB, under which the Company agreed to issue and sell to RJB in a private placement (the “Private Placement”), for an aggregate purchase price of $5.0 million (or $14.00 per unit), 357,143 units each consisting of (i) 1 share of Class A common stock, (ii) 1 warrant to purchase 0.8 shares of Class A common stock at an exercise price of $15.00 per share, (iii) 1 warrant to purchase 0.4 shares of Class A common stock at an exercise price of $18.00 per share and (iv) 1 warrant to purchase 0.2 shares of Class A common stock at an exercise price of $20.00 per share. In the aggregate, RJB received (i) 357,143 shares of Class A common stock, (ii) warrants to purchase 285,714 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 142,857 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 71,429 shares of Class A common stock at an exercise price of $20.00 per share, resulting in approximately $4.8 million of proceeds, net of issuance costs, without giving effect to the receipt of any exercise price of any warrants issued in the transactions. The Private Placement closed on February 14, 2022.

The February Purchase Agreement contains customary representations from the Company, on the one hand, and RJB, on the other hand. In accordance with the terms of the February Purchase Agreement, RJB has also agreed to a customary standstill for a period of three years, as well as provisions requiring RJB to vote all Company securities it beneficially owns, and to cause Company securities beneficially owned by Joseph N. Sanberg and certain of its or his respective affiliates to be voted, in each case in excess of 19.9% of the total voting power of the outstanding capital stock of the Company in the aggregate, in proportion to and in accordance with the vote of all stockholders of the Company. Concurrently with the execution of the February Purchase Agreement, the Company and RJB entered into a registration rights agreement (the “Registration Rights Agreement”) with respect to the securities purchased in the Private Placement, pursuant to which the Company agreed, among other things, to file a registration statement (the “Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) on the earliest of (i) February 14, 2023, (ii) within thirty (30) days of the date requested by RJB and (iii) such other date as mutually agreed by the

Company and RJB, covering the resale of the shares of Class A common stock and shares of Class A common stock underlying the warrants issued to RJB under the Purchase Agreement (collectively, the “Registrable Securities”). Further, at any time the Shelf Registration Statement is not effective, subject to the terms and conditions of the Registration Rights Agreement, the Company is required upon a demand by RJB to file and cause to be declared effective a shelf registration statement registering the resale of the Registrable Securities, provided that RJB and its affiliates are entitled to a total of four demands in the aggregate under the Registration Rights Agreement and previous rights granted to such parties by the Company pursuant to a separate registration rights agreement in November 2021. In addition, the Registration Rights Agreement provides certain piggyback registration rights to RJB; however, so long as a Shelf Registration Statement is effective, then, subject to the terms and conditions of the Registration Rights Agreement, the Company shall have no obligation to allow RJB to exercise its piggyback registration rights and include Registrable Securities in another registration statement being filed by the Company.

The Registration Rights Agreement contains customary covenants and indemnification provisions that the parties made to, and solely for the benefit of, each other in the context of the terms and conditions of the Registration Rights Agreement, the February Purchase Agreement, and the transactions contemplated thereunder. The provisions of the Registration Rights Agreement, including any representations, warranties and covenants contained therein, were made solely for the benefit of the parties thereto and may be subject to limitations agreed upon by the contracting parties.

Each warrant issued in the Private Placement has a term of seven years from the date of issuance. Each such warrant may only be exercised for cash, except in connection with certain fundamental transactions, and no fractional shares will be issued upon exercise of the warrants. The warrants will be nontransferable, except in limited circumstances, and will not be listed or otherwise trade on any stock exchange. The number of shares issuable upon exercise of the warrants and the applicable exercise prices will be subject to adjustment in certain events, including (i) dividends or distributions of shares of the Company’s Class A common stock, (ii) subdivisions, combinations and certain reclassifications of shares of the Company’s Class A common stock, (iii) certain additional issuances of Class A common stock or securities exercisable for or convertible into shares of Class A common stock at a price per share less than the market price for the Company’s Class A common stock, (iv) distributions of assets other than Class A common stock, or (v) certain repurchases by the Company.

The Company intends to use the net proceeds of the Private Placement for working capital and general corporate purposes, including to continue to accelerate its growth strategy.

Schedule II: Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charges to Costs and Expenses	Other	Reductions	Balance at End of Period

	(In thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal year ended December 31, 2021	$126,007	$-	$14,215	$-	$140,222
Fiscal year ended December 31, 2020	$120,330	$-	$5,677	$-	$126,007
Fiscal year ended December 31, 2019	$109,774	$-	$10,556	$-	$120,330

Inventory Valuation Reserve:
Fiscal year ended December 31, 2021	$330	$827	$-	$(792)	$365
Fiscal year ended December 31, 2020	$1,474	$441	$-	$(1,585)	$330
Fiscal year ended December 31, 2019	$1,565	$1,708	$-	$(1,799)	$1,474

Credits and Refunds Reserve:
Fiscal year ended December 31, 2021	$1,522	$19,552	$-	$(19,839)	$1,235
Fiscal year ended December 31, 2020	$1,172	$18,797	$-	$(18,447)	$1,522
Fiscal year ended December 31, 2019	$1,094	$13,466	$-	$(13,388)	$1,172