Form 10-Q
period 2022-03-31
Blue Apron Holdings, Inc.
filed 2022-05-09
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	34,368,935 shares outstanding as of April 30, 2022
Class B Common Stock, $0.0001 par value	0 shares outstanding as of April 30, 2022
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of April 30, 2022

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

●	our ability, including the timing and extent, to successfully support the acceleration and execution of our growth strategy (including the ability to successfully increase marketing and technology improvements on our planned timeline), cost-effectively attract new customers and retain existing customers, including our ability to sustain any increase in demand resulting from both our growth strategy and the COVID-19 pandemic, and our ability to continue to expand our product offerings and distribution channels, and to continue to execute operational efficiency practices;
●	our expectations regarding our expenses and net revenue, including the impact of our planned price increase for our meal kit and wine products, our increased marketing expenditures, and our ability to grow revenue and adjusted EBITDA and to achieve or maintain profitability;
●	our expectations regarding, and the stability of, our supply chain, including potential shortages, interruptions and/or continued increased costs in the supply or delivery of ingredients, and parcel and freight carrier interruptions or delays and/or higher freight or fuel costs, as a result of inflation or otherwise;
●	changes in consumer behaviors, tastes, and preferences that could lead to changes in demand, including as a result of, among other things, the impact of and inflation or other macroeconomic factors¸ and to some extent, long-term impacts on consumer behavior, on consumer spending habits;
●	our ability to attract and retain qualified employees and personnel in sufficient numbers, both generally and in light of nationwide labor shortages as a result of COVID-19 or otherwise;
●	any material and adverse impact of the COVID-19 pandemic or any future surges, including as a result of new variants and subvariants of the virus, on our operations and results, such as challenges in employee recruiting and retention, any prolonged closures, or series of temporary closures, of one or both of our fulfillment centers, supply chain or carrier interruptions or delays, and any resulting need to cancel or shift customer orders;
●	our ability to effectively compete;
●	our ability to maintain and grow the value of our brand and reputation;

●	our ability to achieve our environmental, sustainability and corporate governance goals on our anticipated timeframe or at all;
●	our ability to maintain food safety and prevent food-borne illness incidents and our susceptibility to supplier-initiated recalls;
●	our ability, including the timing and extent, to sufficiently manage costs and to fund investments in our operations in amounts necessary to maintain compliance with financial, environmental, social, and governance (“ESG”), and other covenants under our indebtedness while continuing to support the execution and acceleration of our growth strategy;
●	our ability to comply with modified or new laws and regulations applying to our business, or the impact that such compliance may have on our business;
●	our vulnerability to adverse weather conditions, natural disasters, wars, and public health crises, including pandemics; and
●	our ability to obtain and maintain intellectual property protection.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,991	$82,160
Accounts receivable, net	112	234
Related party receivables	9,000	—
Inventories, net	25,034	24,989
Prepaid expenses and other current assets	13,264	12,249
Total current assets	103,401	119,632
Property and equipment, net	104,195	108,355
Other noncurrent assets	4,328	3,719
TOTAL ASSETS	$211,924	$231,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,675	$27,962
Related party payables	3,000	—
Accrued expenses and other current liabilities	24,738	31,951
Current portion of long-term debt	571	3,500
Deferred revenue	14,437	7,958
Warrant obligation	3,848	8,001
Total current liabilities	86,269	79,372
Long-term debt	28,200	25,886
Facility financing obligation	35,859	35,886
Other noncurrent liabilities	8,854	10,509
TOTAL LIABILITIES	159,182	151,653
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 32,660,579 and 31,694,400 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	3
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class C capital stock, par value of $0.0001 per share — 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	757,702	746,564
Accumulated deficit	(704,963)	(666,514)
TOTAL STOCKHOLDERS’ EQUITY	52,742	80,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,924	$231,706

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net revenue	$117,751	$129,706
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	79,490	81,592
Marketing	27,914	19,940
Product, technology, general and administrative	43,257	36,551
Depreciation and amortization	5,404	5,620
Total operating expenses	156,065	143,703
Income (loss) from operations	(38,314)	(13,997)
Interest income (expense), net	(1,770)	(1,708)
Other income (expense), net	1,646	—
Income (loss) before income taxes	(38,438)	(15,705)
Benefit (provision) for income taxes	(11)	(16)
Net income (loss)	$(38,449)	$(15,721)

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(1.19)	$(0.88)
Diluted	$(1.19)	$(0.88)
Weighted-average shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	32,288,424	17,939,682
Diluted	32,288,424	17,939,682

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
2022
Balance — December 31, 2021	31,694,400	$3	—	$—	$746,564	$(666,514)	$80,053
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	120,981	0	—	—	0	—	—
Issuance of common stock upon exercise of warrants	488,055	0	—	—	4,096	—	4,096
Issuance of common stock from the February 2022 Private Placement, net of issuance costs	357,143	0	—	—	4,809	—	4,809
Share-based compensation	—	—	—	—	2,233	—	2,233
Net income (loss)	—	—	—	—	—	(38,449)	(38,449)
Balance — March 31, 2022	32,660,579	$3	—	$—	$757,702	$(704,963)	$52,742

2021
Balance — December 31, 2020	14,365,664	$1	3,493,791	$1	$642,106	$(578,133)	$63,975
Conversion from Class B to Class A common stock	100,000	0	(100,000)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	191,595	0	—	—	0	—	—
Share-based compensation	—	—	—	—	2,366	—	2,366
Net income (loss)	—	—	—	—	—	(15,721)	(15,721)
Balance — March 31, 2021	14,657,259	$1	3,393,791	$1	$644,472	$(593,854)	$50,620

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38,449)	$(15,721)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	5,404	5,620
Loss (gain) on disposal of property and equipment	135	—
Changes in fair value of warrant obligation	(1,646)	—
Changes in reserves and allowances	20	131
Share-based compensation	2,173	2,319
Non-cash interest expense	260	215
Changes in operating assets and liabilities:
Accounts receivable	122	(54)
Related party receivables	(9,000)	—
Inventories	(107)	(4,550)
Prepaid expenses and other current assets	(1,348)	(1,793)
Accounts payable	11,722	8,051
Related party payables	3,000	—
Accrued expenses and other current liabilities	(7,169)	(7,828)
Deferred revenue	6,479	968
Other noncurrent assets and liabilities	(394)	691
Net cash from (used in) operating activities	(28,798)	(11,951)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,321)	(1,746)
Proceeds from sale of property and equipment	55	54
Net cash from (used in) investing activities	(1,266)	(1,692)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from February 2022 Private Placement, net of issuance costs	4,809	—
Repayments of debt	(875)	(875)
Payments of debt issuance costs	—	(69)
Principal payments on capital lease obligations	(38)	(53)
Net cash from (used in) financing activities	3,896	(997)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(26,168)	(14,640)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	83,597	45,842
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$57,429	$31,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,469	$1,490
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Non-cash additions to property and equipment	$67	$70
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$429	$326

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements (the “Consolidated Financial Statements”) have been prepared on the same basis as the audited Consolidated Financial Statements, and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and December 31, 2021, results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “Annual Report”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Annual Report, except those additional significant policies as described within the accompanying notes to the Consolidated Financial Statements.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act. This classification has allowed the Company to elect to take advantage of the extended transition period afforded for the implementation of new or revised accounting standards. The Company expects to lose its emerging growth company status on December 31, 2022, and as a result, will adopt all accounting pronouncements currently deferred under the emerging growth company election according to public company standards beginning with its Annual Report on Form 10-K for the year ending December 31, 2022, including interim period disclosures within that filing. The adoption dates for the new accounting pronouncements disclosed below have been presented accordingly.

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

3. Inventories, Net

Inventories, net consist of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Fulfillment	$2,077	$1,879
Product	22,957	23,110
Inventories, net	$25,034	$24,989

Product inventory primarily consists of bulk and prepped food, containers, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Prepaid insurance	9,206	6,929
Other current assets	4,058	5,320
Prepaid expenses and other current assets	$13,264	$12,249

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$55,991	$82,160
Restricted cash included in Prepaid expenses and other current assets	330	608
Restricted cash included in Other noncurrent assets	1,108	829
Total cash, cash equivalents, and restricted cash	$57,429	$83,597

	March 31,	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$29,556	$44,122
Restricted cash included in Prepaid expenses and other current assets	536	610
Restricted cash included in Other noncurrent assets	1,110	1,110
Total cash, cash equivalents, and restricted cash	$31,202	$45,842

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Computer equipment	$11,919	$11,556
Capitalized software	24,498	24,163
Fulfillment equipment	51,866	52,058
Furniture and fixtures	2,730	2,730
Leasehold improvements	32,687	32,507
Buildings(1)	114,877	114,877
Construction in process(2)	2,203	1,746
Property and equipment, gross	240,780	239,637
Less: accumulated depreciation and amortization	(136,585)	(131,282)
Property and equipment, net	$104,195	$108,355
(1)	Buildings includes a build-to-suit lease arrangement in Linden, New Jersey where the Company is considered the owner for accounting purposes, and as of March 31, 2022 and December 31, 2021, contained $31.3 million of the capitalized fair value of the building, $80.8 million of costs incurred directly by the Company relating to this arrangement, and $2.8 million of capitalized interest for related construction projects. The Company capitalized the cost of interest for the related construction projects based on the applicable capitalization rate for the project.
(2)	Construction in process includes all costs capitalized related to projects that have not yet been placed in service.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Accrued compensation	$11,119	$14,848
Accrued credits and refunds reserve	1,215	1,258
Accrued marketing expenses	3,271	7,095
Accrued shipping expenses	2,151	1,344
Other current liabilities	6,982	7,406
Accrued expenses and other current liabilities	$24,738	$31,951

8. Deferred Revenue

Deferred revenue consists of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Cash received prior to fulfillment	$3,388	$4,861
Gift cards, prepaid orders, and other	11,049	3,097
Deferred revenue	$14,437	$7,958

Under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company has two types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased, which are included in Deferred revenue on the Consolidated Balance Sheets, and are recognized as revenue upon transfer of control of its products, and (ii) unredeemed gift cards and other prepaid orders, which are included in Deferred revenue on the Consolidated Balance Sheets, and are recognized as revenue when gift cards are redeemed and the products are delivered. Certain gift cards are not expected to be redeemed, also known as breakage, and are recognized as revenue over the expected redemption period, subject to requirements to remit balances to governmental agencies.

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $14.4 million and $8.0 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, the Company recognized $6.1 million to Net revenue from the Deferred revenue as of December 31, 2021.

9. Debt

On October 16, 2020, the Company entered into a financing agreement which provided for a senior secured term loan in the aggregate principal amount of $35.0 million that matured in March 2023 (the “2020 Term Loan”).

On May 5, 2021, the Company amended the financing agreement relating to the 2020 Term Loan (the “Amendment”), which modified certain provisions of the financing agreement, as well as provided for a $5.0 million term loan, that was funded into an escrow account (the “2021 Term Loan”) and was considered qualified cash for purposes of the minimum liquidity covenant as described below. The 2021 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 10.00% per annum and matured at the same time as the 2020 Term Loan. The Amendment also increased the interest rate margin on the 2020 Term Loan by 1.00% per annum. Pursuant to the Amendment, the 2021 Term Loan was released in full from the escrow account to the lenders upon the Company’s completion of an underwritten public offering in June 2021. As of March 31, 2022, the 2020 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum.

In connection with the Amendment, the Company agreed to prospectively grant warrants (the “Blue Torch warrant obligation”) to the lenders. Under the terms of the Blue Torch warrant obligation, so long as the 2020 Term Loan remained outstanding, on the first day of each quarter beginning on July 1, 2021, the Company issued a warrant to the lenders to purchase at an exercise price of $0.01 per share such number of shares of Class A common stock of the Company as equaled 0.50% of the then outstanding shares of common stock of the Company, on a fully-diluted basis.

The Blue Torch warrant obligation was accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value as of the closing date, due to certain settlement provisions within the corresponding warrant obligation provisions under the financing agreement that did not meet the criteria to be classified in stockholders’ equity. The Blue Torch warrant obligation was remeasured to fair value at each balance sheet date, with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations.

On May 2, 2022, the Company’s lenders exercised their April 1, 2022 warrant issuance, resulting in the issuance of 235,329 shares of the Company’s Class A common stock and no further liability-classified warrants outstanding. See Note 15 for further discussion.

In addition, on May 5, 2022, the Company fully repaid the 2020 Term Loan with the proceeds of its senior secured notes and cash on hand and terminated its financing agreement effective as of the same date, which also resulted in the termination of the warrant obligation. See Note 15 and Note 16 for further discussion.

In accordance with ASC 835-30, Imputation of Interest, the Company amortizes debt issuance costs as interest expense using the interest method over the life of the debt. The following table summarizes the presentation of the Company’s debt balances in the Consolidated Balance Sheets as of the dates indicated below:

	2020 Term Loan	Debt issuance costs, net	Net

	(In thousands)
March 31, 2022
Current portion of long-term debt	$1,550	$(979)	$571
Long-term debt	28,200	—	28,200
Total	$29,750	$(979)	$28,771

December 31, 2021
Current portion of long-term debt	$3,500	$—	$3,500
Long-term debt	27,125	(1,239)	25,886
Total	$30,625	$(1,239)	$29,386

The borrower under the 2020 Term Loan was the Company’s wholly-owned subsidiary, Blue Apron, LLC. The obligations under the 2020 Term Loan were guaranteed by Blue Apron Holdings, Inc. and its subsidiaries other than the borrower, and secured by substantially all of the assets of the borrower and the guarantors. The 2020 Term Loan contained certain restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. Restrictive covenants included limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases. As of March 31, 2022, financial covenants included a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the 2020 Term Loan as the number of all active customers on the Company’s internal account list) of 320,000 on any determination date.

As of March 31, 2022, the Company was in compliance with all of the covenants under the 2020 Term Loan.

Facility Financing Obligation

As of March 31, 2022 and December 31, 2021, the Company had a facility financing obligation of $35.9 million and $35.9 million, respectively, related to the leased facility in Linden under the build-to-suit accounting guidance.

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

In addition, from time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of such litigation and claims cannot be predicted with certainty, the Company currently believes that there are no ordinary course matters that will have a material adverse effect on its business, operating results, financial conditions, or cash flows.

11. Stockholders’ Equity

February 2022 Private Placement

On February 14, 2022, the Company entered into a purchase agreement with RJB Partners LLC (“RJB”), an affiliate of Joseph N. Sanberg, an existing stockholder of the Company, under which the Company agreed to issue and sell to RJB units consisting of Class A common stock and warrants to purchase shares of Class A common stock in a private placement (the “February 2022 Private Placement”) which closed concurrently with the execution of the purchase agreement for an aggregate purchase price of $5.0 million (or $14.00 per unit). In the aggregate, RJB received (i) 357,143 shares of Class A common stock, and (ii) warrants to purchase 500,000 shares of Class A common stock at exercise prices of $15.00 per share, $18.00 per share, and $20.00 per share, resulting in approximately $4.8 million of proceeds, net of issuance costs.

The shares of Class A common stock and warrants were issued separately and constitute separate securities. The Company conducted an assessment of the classification of the warrants issued in the February 2022 Private Placement and, based on their terms, concluded the warrants were equity-classified. Accordingly, the net proceeds were recorded within Additional paid-in capital.

Each equity-classified warrant issued by the Company has a term of seven years from the date of issuance. Each such warrant may only be exercised for cash, except in connection with certain fundamental transactions, and no fractional shares will be issued upon exercise of the warrants. The warrants are non-transferable, except in limited circumstances, and have not been and will not be listed or otherwise trade on any stock exchange. The number of shares issuable upon exercise of the warrants and the applicable exercise prices is subject to adjustment upon the occurrence of certain events.

As of March 31, 2022, the equity-classified warrants issued by the Company were as follows:

Exercise Price	Issued	Exercised	Outstanding as of March 31, 2022
$15.00	6,525,714	-	6,525,714
$18.00	3,262,857	-	3,262,857
$20.00	1,631,429	-	1,631,429

12. Share-based Compensation

The Company recognized share-based compensation for share-based awards in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general and administrative expenses as follows:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$2	$16
Product, technology, general and administrative	2,171	2,303
Total share-based compensation	$2,173	$2,319

In February 2022, the Company granted 247,161 shares of performance-based restricted stock units of its Class A common stock to certain employees, including the Company’s executive officers. Such units are subject to vesting conditions that are tied to the performance of the Company's stock price relative to the performance of a peer group of publicly traded companies’ stock price over a performance period beginning February 25, 2022 through February 25, 2025. The Company utilized the Monte Carlo simulation valuation model to value the grant as it was determined to include a market condition. The total grant date fair value was $1.3 million, and will be recognized on a straight-line basis over the performance period of three years.

13. Related Party Transactions

Due to their status as beneficial owners of more than 10 percent (10%) of the voting power of the outstanding capital stock of the Company, Joseph N. Sanberg and his affiliate, RJB, meet the definition of “related parties” per ASC 850, Related Party Disclosures.

Gift Card Sponsorship Agreements

On March 11, 2022, the Company entered into a Gift Card Sponsorship Agreement with an affiliate of Joseph N. Sanberg, pursuant to which the Sanberg affiliate agreed to pay the Company a $9.0 million sponsorship fee to support a marketing program through which the Company would distribute unredeemed gift cards to customers, at the Company’s sole discretion, in order to support its growth strategy, and was included in Deferred revenue on the Consolidated Balance Sheet as of March 31, 2022.

On May 5, 2022, the Company entered into an additional Gift Card Sponsorship Agreement with an affiliate of Mr. Sanberg. See Note 16 for further discussion.

Sustainability and Carbon Credit Agreement

On March 31, 2022, the Company entered into a Sustainability and Carbon Credit Agreement with an affiliate of Joseph N. Sanberg. Under the terms of the agreement, the Company purchased and subsequently retired $3.0 million of carbon offsets, which were recognized in Product, technology, general and administrative expenses during the three months ended March 31, 2022.

The affiliate of Mr. Sanberg also performed the assessment of the Company’s carbon footprint that provided it with the basis for determining the amount of carbon offsets the Company needed to purchase. The fee for these services was waived as a condition of entering into the Sustainability and Carbon Credit Agreement.

2022 Private Placements

On February 14, 2022, the Company entered into a purchase agreement with RJB, under which the Company agreed to issue and sell to RJB units of Class A common stock and warrants to purchase shares of Class A common stock in the February 2022 Private Placement, for an aggregate purchase price of $5.0 million (or $14.00 per unit). See Note 11 for further discussion of the February 2022 Private Placement.

On April 29, 2022, the Company entered into additional respective purchase agreements with RJB and Linda Findley, a director of the Company and its President and Chief Executive Officer. See Note 16 for further discussion of the April 2022 Private Placements.

14. Earnings per Share

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

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B

(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(38,449)	$—	$(12,707)	$(3,014)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	32,288,424	—	14,500,335	3,439,347
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	32,288,424	—	14,500,335	3,439,347

Net income (loss) per share attributable to common stockholders—basic (1)	$(1.19)	$—	$(0.88)	$(0.88)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(1.19)	$—	$(0.88)	$(0.88)

(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Stock options	35,970	—	—	51,897
Restricted stock units	2,216,920	—	1,994,341	—
Warrants	11,420,000	—	—	—
Total anti-dilutive securities	13,672,890	—	1,994,341	51,897

15. Fair Value Measurements

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash and cash equivalents:
Money market accounts	$2,636	$—	$—	$2,636
Total assets measured at fair value	$2,636	$—	$—	$2,636

Liabilities:
Warrant obligation	$—	$—	$3,848	$3,848
Total liabilities measured at fair value	$—	$—	$3,848	$3,848

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash and cash equivalents:
Money market accounts	$2,635	$—	$—	$2,635
Total assets measured at fair value	$2,635	$—	$—	$2,635

Liabilities:
Warrant obligation	$—	$—	$8,001	$8,001
Other noncurrent liabilities:
Warrant obligation	—	—	1,588	1,588
Total liabilities measured at fair value	$—	$—	$9,589	$9,589

Money market accounts

Money market accounts are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts approximates fair value due to their short-term maturities.

Warrant obligation

The Blue Torch warrant obligation issued in conjunction with the Amendment, as discussed in Note 9, was accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value, and is remeasured as of each balance sheet date with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations. The amount of each warrant to be issued under the obligation set forth in the financing agreement was based upon 0.50% of the then-outstanding shares of the Company’s common stock on a fully-diluted basis on the first day of each quarter, beginning on July 1, 2021, so long as the 2020 Term Loan remained outstanding. As such, the fair value of the Blue Torch warrant obligation was calculated using the estimated amount of warrants to be issued over the life of the financing agreement multiplied by the price of the Company’s stock as of the closing date, less $0.01 per share to represent each warrant’s exercise price. The estimated amount of shares to be issued was derived from the Company’s estimate of shares of the Company’s common stock on a fully-diluted basis over the life of the financing agreement.

On May 2, 2022, the Company’s lenders exercised their April 1, 2022 warrant issuance, resulting in the issuance of 235,329 shares of the Company’s Class A common stock and no further liability-classified warrants outstanding. See Note 9 for further discussion.

In addition, on May 5, 2022, the Company fully repaid the 2020 Term Loan with the proceeds of its senior secured notes and cash on hand and terminated its financing agreement effective as of the same date, which also resulted in the termination of the warrant obligation. See Note 9 and Note 16 for further discussion.

The following table summarizes the changes of the Blue Torch warrant obligation as of March 31, 2022 and December 31, 2021:

	Balance as of December 31, 2021	Loss (gain) on changes in stock price	Loss (gain) on changes in estimated common stock on a fully-diluted basis	Exercise of warrants	Balance as of March 31, 2022

	(In thousands)
Warrant obligation	$9,589	$(1,755)	$110	$(4,096)	$3,848

16. Subsequent Events

April 2022 Private Placements

On April 29, 2022, the Company entered into a purchase agreement with RJB, an affiliate of Joseph N. Sanberg, an existing shareholder. The purchase agreement provided for, among other things (i) in a private placement which closed concurrently with the execution of the purchase agreement, the issuance and sale to Long Live Bruce, LLC, an affiliate of Joseph N. Sanberg, which was assigned RJB’s rights to purchase the foregoing shares, 1,666,666 shares of Class A common stock for an aggregate purchase price of $20.0 million (or $12.00 per share), and (ii) in a separate private placement, which is expected to close by May 30, 2022, the sale and purchase by RJB of 1,666,667 shares of Class A common stock for an aggregate purchase price of $20.0 million (or $12.00 per share).

In addition, on April 29, 2022, the Company entered into a purchase agreement with Linda Findley, a director of the Company and its President and Chief Executive Officer, under which the Company agreed to issue and sell to Ms. Findley in a separate private placement, which closed concurrently with the execution of the purchase agreement, 41,666 shares of Class A common Stock for an aggregate purchase price of $0.5 million (or $12.00 per share)(collectively, the “April 2022 Private Placements”).

Gift Card Sponsorship Agreement

On May 5, 2022, the Company entered into a Gift Card Sponsorship Agreement with an affiliate of Joseph N. Sanberg, pursuant to which the Sanberg affiliate agreed to pay the Company a $20.0 million sponsorship fee during the second quarter of 2022 to support a marketing program through which the Company will distribute unredeemed gift cards to customers, at the Company’s sole discretion, in order to support its growth strategy.

Note Purchase Agreement and Financing Agreement Termination

On May 5, 2022 (the “issue date”), the Company entered into a Note Purchase and Guarantee Agreement (the “note purchase agreement”), which provides for, among other things, the issuance of $30.0 million in aggregate principal amount of senior secured notes due May 5x, 2027 (the “senior secured notes”) at a purchase price equal to 94.00% thereof. The proceeds of the senior secured notes were used, together with cash on hand, to repay in full the outstanding amount under the 2020 Term Loan and pay fees and expenses in connection with the transactions contemplated by the note purchase agreement. The Company subsequently terminated its financing agreement, effective as of the same date.

Subject to the terms of the note purchase agreement, the senior secured notes bear interest at a rate equal to 8.875% per annum, payable in arrears on June 30 and December 31 each calendar year, with a step-up to 11.875% in the event the senior secured notes are rated below “B3” from Moody’s, “B(low)” from DBRS, or “B-” from S&P or Fitch. In addition, if the senior secured notes are rated below “B3” from Moody’s, “B(low)” from DBRS, or “B-” from S&P or Fitch after the issue date, the Company will be required to pay a true-up fee equal to 3.00% per annum from the issue date to the next succeeding interest payment date of June 30, 2022. The senior secured notes will amortize semi-annually in equal installments of $1.5 million beginning on December 31, 2025, with the remaining unpaid principal amount of the senior secured notes due on May 5, 2027.

The note purchase agreement contains two financial maintenance covenants:

●	a minimum liquidity covenant of:
i.	for any date ending prior to or ending on June 30, 2022, $15.0 million;
ii.	for any date thereafter:
●	$15.0 million if the Company’s Asset Valuation (as defined in the note purchase agreement) is greater than $25.0 million;
●	$20.0 million if its Asset Valuation is greater than $20.0 million but less than $25.0 million; or
●	$25.0 million if its Asset Valuation is less than or equal to $20.0 million; and
●	a covenant requiring it to maintain a minimum Asset Coverage Ratio (as defined in the note purchase agreement) of at least 1.25 to 1.00.

The Company has also agreed to use commercially reasonable efforts to cause 90% of the packaging for its meal kit boxes to be recyclable, reusable, or compostable (the “ESG KPI Goal”); the failure to achieve the ESG KPI Goal prior to the date on which the senior secured notes are due will require the Company to pay a fee equal to 1% of the principal amount of the senior secured notes.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” under Part II, Item 1A, below. In this discussion, we use certain financial measures that are considered non-GAAP financial measures under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is included elsewhere in this Quarterly Report on Form 10-Q. Investors should not consider non-GAAP financial measures in isolation from or in substitution for financial information presented in compliance with U.S. generally accepted accounting principles (“GAAP”). In the below discussion, we use the term basis points to refer to units of one-hundredth of one percent.

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

We offer our customers four weekly meal plans—a Two Serving Signature Plan, a Two-Serving Vegetarian Plan, a Two-Serving Wellness Plan, and a Four-Serving Signature Plan. In addition, customers can add up to two Add-ons recipes to each box, which includes appetizers, side dishes or desserts, and/or Heat & Meat meals, which are pre-made meals ready to heat and eat in minutes. We also sell wine, which can be paired with our meals, through Blue Apron Wine, our direct-to-consumer wine delivery service. Through Blue Apron Market, our e-commerce market, we sell a curated selection of cooking tools, utensils, pantry items, add-on products for different culinary occasions, which are tested and recommended by our culinary team, and à la carte wine offerings. Our products are available to purchase through our website and mobile app.

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

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Net revenue	$117,751	$129,706
Net income (loss)	$(38,449)	$(15,721)
Adjusted EBITDA	$(30,737)	$(6,058)
Net cash from (used in) operating activities	$(28,798)	$(11,951)
Free cash flow	$(30,119)	$(13,697)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Orders (in thousands)	1,869	1,678	1,760	1,977	2,104
Customers (in thousands)	367	336	350	375	391
Average Order Value	$62.99	$63.78	$62.30	$62.72	$61.63
Orders per Customer	5.1	5.0	5.0	5.3	5.4
Average Revenue per Customer	$321	$319	$313	$330	$331

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

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine, or market products sold on our e-commerce platforms in a given reporting period. For example, the number of Customers in the three months ended March 31, 2022 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine, or market products in the quarter ended March 31, 2022. We view the number of Customers as a key indicator of our scale and financial performance, however Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers. Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer, and Average Revenue per Customer.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest income (expense), net, other income (expense), net, benefit (provision) for income taxes, depreciation and amortization, and share-based compensation expense. We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP.

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

In particular, beginning in late March 2020, we experienced an increase in demand due in part to changes in consumer behaviors resulting from the various restrictions that have been enacted throughout much of the United States in response to the COVID-19 pandemic. As restrictions have lifted and as vaccines have become more widely available in the United States and people begin to resume pre-pandemic activities, such as travel and dining out, this increased demand due to the pandemic began to decline after the first quarter of 2021 and may continue to decline.

The COVID-19 pandemic or any future surges, including as a result of new variants and subvariants of the virus, may have other adverse effects on our business, operations, and financial results and condition, including, among other things, as a result of adverse impacts on labor availability, our fulfillment center operations, supply chain and logistics disruptions, consumer behaviors, and on the overall economy, including recent high inflation levels impacting consumer spending. While most areas of the United States have reduced most or all COVID-19 restrictions, as the pandemic continues and if new outbreaks emerge, there is uncertainty regarding the magnitude and duration of the economic and social effects of the COVID-19 pandemic, and therefore, we cannot predict the full extent of the positive or negative impacts the pandemic will have on our business, operations, and financial results and condition in future periods.

Please see “Risk Factors” under Part II, Item 1A for further discussion regarding risks associated with the COVID-19 pandemic.

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our Two-Serving, Four-Serving, and Meal Prep Plans. We also generate net revenue through sales of Blue Apron Wine, and through sales on Blue Apron Market. For each of the three months ending March 31, 2022 and 2021, we derived substantially all of our net revenue from sales of our meals through our direct-to-consumer platform. We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue. Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter. We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. However, seasonal trends may be masked and impacted by marketing investments. In 2020, the economic and social impact of the COVID-19 pandemic masked, in part, the seasonal fluctuations in our operating results as we saw our strongest quarter in the second quarter of 2020. We believe that historical seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the ongoing impact, if any, that the COVID-19 pandemic or other macroeconomic factors, such as inflation, or our increased marketing investments, may have on seasonality in future periods and we have begun to see a return to normal seasonality in 2021 and 2022. We also anticipate that our net revenue will be impacted by the timing and success of our growth strategy, including ongoing product expansion initiatives, pricing updates, as well as the timing and extent of the sale of gift cards and the associated revenue upon the redemption of those gift cards, which generally occurs within one year of gift card issuance. Net revenue will also be impacted by gift card breakage revenue, which is our estimate of the portion of our gift card balance not expected to be redeemed. In the first and second quarters of 2022, we entered into agreements with a related party under which we agreed to issue $29.0 million (net of promotional discounts) of gift cards, which may result in higher levels of gift card breakage revenue and which may inflate revenue or mask seasonal trends in future periods. See Notes 13 and 16 to the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. As part of the acceleration of our growth strategy using the proceeds from the 2021 Capital Raise (as defined below) that closed in November 2021, we significantly increased marketing expenses toward the end of the fourth quarter of 2021 and first quarter of 2022, and plan to have increased marketing expenses throughout the remainder of 2022. We expect to fund these marketing expenses with the proceeds of the February 2022 Private Placement (as defined below) and the April 2022 Private Placements (as defined below).

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

Cost of Goods Sold, excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization, consists of product and fulfillment costs. Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for our meals, inbound shipping costs, and cost of products sold through Blue Apron Wine and Blue Apron Market. Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to our customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies. As noted above, our business is seasonal in nature and, as a result we anticipate that the third quarter of each year will generally reflect higher levels of cost of goods sold, excluding depreciation and amortization, due to higher packaging and shipping costs due to warmer temperatures. In the near-term we expect that these expenses will be higher because of the various actions taken to increase capacity in our fulfillment centers, as well as due to higher labor costs, including our recent increase to minimum wage, to help recruit and retain fulfillment center employees, higher food costs, due in part to inflationary pressures, higher fuel and logistics costs, and ongoing investments in product innovation to provide product variety, flexibility, and additional choice for our customers. Over time, we expect such expenses to decrease as a percentage of net revenue as we continue to focus on operational improvements and optimizing our fulfillment center operations.

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

As part of the acceleration of our growth strategy, we increased marketing expenses toward the end of the fourth quarter of 2021 and in first quarter of 2022, and plan to continue to have higher marketing expenses throughout the remainder of 2022, while also continuing to focus on efficiency and our customer acquisition strategy to target consumers that we believe will exhibit high affinity and retention through marketing channels we believe to be the most efficient. We anticipate that our marketing strategies, including the timing and extent of our marketing investments, will be informed by our strategic priorities, including our ability to accelerate our growth strategy, the sufficiency of our cash resources, the seasonal trends in our business, our marketing technology capabilities, and the competitive landscape of our market, and will fluctuate from quarter-to-quarter and have a significant impact on our quarterly results of operations. We also anticipate that our near-term marketing strategies and investments may continue to be impacted by the COVID-19 pandemic or any future surges, including as a result of new variants and subvariants of the virus, or other macro-economic factors, and we may reduce or increase marketing expenditures in future periods to help us manage unforeseen demand to alleviate any future capacity constraints.

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities’ costs such as occupancy and rent costs for our corporate offices and fulfillment centers; carbon offsets; and payment processing fees, professional fees, and other general corporate and administrative costs. Over time, we expect such expenses to decrease as a percentage of net revenue reflecting our continued focus on expense management and as we continue to scale our business.

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

Other Income (Expense), Net

Other income (expense), net consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period. For additional information on the Blue Torch warrant obligation, see Note 9 and Note 15 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Benefit (Provision) for Income Taxes

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one-time items, and the impact of valuation allowances. Our tax provision results from state taxes in a jurisdiction in which net operating losses are not available to offset our tax obligation. We continue to maintain a valuation allowance for all of our deferred tax assets in federal and state tax jurisdictions, as we have concluded it is more likely than not the deferred tax assets will not be utilized.

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Net revenue	$117,751	$129,706
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	79,490	81,592
Marketing	27,914	19,940
Product, technology, general and administrative	43,257	36,551
Depreciation and amortization	5,404	5,620
Total operating expenses	156,065	143,703
Income (loss) from operations	(38,314)	(13,997)
Interest income (expense), net	(1,770)	(1,708)
Other income (expense), net	1,646	—
Income (loss) before income taxes	(38,438)	(15,705)
Benefit (provision) for income taxes	(11)	(16)
Net income (loss)	$(38,449)	$(15,721)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Net revenue	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	67.5%	62.9%
Marketing	23.7%	15.4%
Product, technology, general and administrative	36.7%	28.2%
Depreciation and amortization	4.6%	4.3%
Total operating expenses	132.5%	110.8%
Income (loss) from operations	(32.5)%	(10.8)%
Interest income (expense), net	(1.5)%	(1.3)%
Other income (expense), net	1.4%	—%
Income (loss) before income taxes	(32.6)%	(12.1)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%
Net income (loss)	(32.6)%	(12.1)%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net Revenue

	Three Months Ended
	March 31,
	2022	2021	% Change

	(In thousands)
Net revenue	$117,751	$129,706	(9)%

Net revenue decreased by $12.0 million, or 9%, to $117.8 million for the three months ended March 31, 2022 from $129.7 million for the three months ended March 31, 2021. The decrease in net revenue was primarily due to decreases in Customers and Orders, which reflect changes in consumer behavior relating to the COVID-19 pandemic, partially offset by an increase in Average Order Value due to the continued execution of our growth strategy, including through product innovation.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	March 31,
	2022	2021	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$79,490	$81,592	(3)%
% of net revenue	67.5%	62.9%

Cost of goods sold, excluding depreciation and amortization, decreased by $2.1 million, or 3%, to $79.5 million for the three months ended March 31, 2022 from $81.6 million for the three months ended March 31, 2021. This decrease was primarily driven by a decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 67.5% for the three months ended March 31, 2022 from 62.9% for the three months ended March 31, 2021. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

●	an increase of 180 basis points in shipping and fulfillment packaging due to rate increases and fuel surcharges from shipping carriers;
●	an increase of 150 basis points in labor costs due to minimum wage increases for our hourly employees; and
●	an increase of 130 basis points in food and product packaging costs, driven by the costs related to new product offerings and enhancements to our existing product offerings to provide variety, flexibility, and additional choice for our customers, as well as price increases due to inflationary pressures.

Marketing

	Three Months Ended
	March 31,
	2022	2021	% Change

	(In thousands)
Marketing	$27,914	$19,940	40%
% of net revenue	23.7%	15.4%

Marketing expenses increased by $8.0 million, or 40%, to $27.9 million for the three months ended March 31, 2022 from $19.9 million for the three months ended March 31, 2021. The increase was seen across online paid channels, offline paid channels, and in our customer referral program. As a percentage of net revenue, marketing expenses increased to 23.7% for the three months ended March 31, 2022 from 15.4% for the three months ended March 31, 2021. This increase as a percentage of net revenue included an increase of 530 basis points in online paid channels, an increase of 270 basis points in offline paid channels, and an increase of 30 basis points in our customer referral program. The significant increase in marketing expenses in the first quarter of 2022, which began toward the end of the fourth quarter of 2021 following the 2021 Capital Raise (as defined below), as well as plans to significantly increase marketing expenses throughout the remainder of 2022, are part of the acceleration of our growth strategy to continue to drive customer acquisition and target new consumers that we believe will exhibit high affinity and retention through marketing channels we believe to be the most efficient.

Product, Technology, General and Administrative

	Three Months Ended
	March 31,
	2022	2021	% Change

	(In thousands)
Product, technology, general and administrative	$43,257	$36,551	18%
% of net revenue	36.7%	28.2%

Product, technology, general and administrative expenses increased by $6.7 million, or 18%, to $43.3 million for the three months ended March 31, 2022 from $36.6 million for the three months ended March 31, 2021. This increase was primarily driven by investments to support our business and execute on key business initiatives, including:

●	an increase of $2.5 million in facilities costs for our corporate offices and fulfillment centers, primarily driven by the purchase and subsequent retirement of carbon offsets in order to fulfill our commitment to being carbon neutral as of March 31, 2022;
●	an increase of $2.5 million in corporate overhead and administrative costs, driven by investments in external consultants to support operational efficiency; and
●	an increase of $1.7 million in personnel costs, primarily driven by increases in bonuses.

As a percentage of net revenue, product, technology, general and administrative expenses increased 860 basis points to 36.7% for the three months ended March 31, 2022 from 28.2% for the three months ended March 31, 2021, primarily due to investments to support our business and execute on key business initiatives.

Depreciation and Amortization

	Three Months Ended
	March 31,
	2022	2021	% Change

	(In thousands)
Depreciation and amortization	$5,404	$5,620	(4)%
% of net revenue	4.6%	4.3%

Depreciation and amortization decreased by $0.2 million, or 4%, to $5.4 million for the three months ended March 31, 2022 from $5.6 million for the three months ended March 31, 2021. This decrease was primarily driven by lower investments. As a percentage of net revenue, depreciation and amortization increased to 4.6% for the three months ended March 31, 2022 from 4.3% for the three months ended March 31, 2021.

Income (Loss) from Operations

	Three Months Ended
	March 31,
	2022	2021	% Change

	(In thousands)
Income (loss) from operations	$(38,314)	$(13,997)	174%
% of net revenue	(32.5)%	(10.8)%

Income (loss) from operations for the three months ended March 31, 2022 and 2021 was $(38.3) million and $(14.0) million, respectively. This change was due to an increase in operating expenses of $12.3 million, and a decrease in net revenue of $12.0 million. As a percentage of net revenue, income (loss) from operations was (32.5)% and (10.8)% for the three months ended March 31, 2022 and 2021, respectively. This change was primarily driven by increases as a percentage of net revenue in product, technology, general and administrative expenses, marketing expenses, cost of goods sold, excluding depreciation and amortization, and depreciation and amortization, for the reasons set forth above.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended March 31, 2022 and 2021 was $(1.8) million and $(1.7) million, respectively. This change was primarily driven by an increase in debt issuance costs amortization.

Other Income (Expense), net

Other income (expense), net for the three months ended March 31, 2022 and 2021 was $1.6 million and $0.0 million, respectively. This change consists of the change in fair value of the Blue Torch warrant obligation, issued in May 2021 in conjunction with the amendment of the 2020 Term Loan, upon remeasurement as of each reporting period.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the three months ended March 31, 2022 and 2021 reflects state income taxes in a jurisdiction for which net operating losses were not available to offset our tax obligation.

Non-GAAP Financial Measures

To provide additional information regarding our financial results, we monitor and have presented within this Quarterly Report on Form 10-Q adjusted EBITDA and free cash flow, which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by U.S. GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

We define adjusted EBITDA as net income (loss) before interest income (expense), net, other income (expense), net, benefit (provision) for income taxes, depreciation and amortization, and share-based compensation expense. We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business.

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

Our adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable GAAP equivalent. Some of these limitations are:

●	adjusted EBITDA excludes share-based compensation expense, as share-based compensation expense has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
●	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
●	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
●	adjusted EBITDA does not reflect other (income) expense, net as this represents changes in the fair value of the Blue Torch warrant obligation as of each reporting period, which must be settled either in cash, harming our liquidity, or our Class A common shares, resulting in dilution to our stockholders;
●	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
●	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(38,449)	$(15,721)
Share-based compensation	2,173	2,319
Depreciation and amortization	5,404	5,620
Interest (income) expense, net	1,770	1,708
Other (income) expense, net	(1,646)	—
Provision (benefit) for income taxes	11	16
Adjusted EBITDA	$(30,737)	$(6,058)

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(28,798)	$(11,951)
Purchases of property and equipment	(1,321)	(1,746)
Free cash flow	$(30,119)	$(13,697)

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable, net, restricted cash, and working capital as of the dates indicated:

	March 31,	December 31,
	2022	2021

	(In thousands)
Cash and cash equivalents	$55,991	$82,160
Accounts receivable, net	$112	$234
Restricted cash included in Prepaid expenses and other assets	$330	$608
Restricted cash included in Other noncurrent assets	$1,108	$829
Working capital (1)	$(34,440)	$(30,399)

(1)	We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities (excluding the current portion of long-term debt and the current Blue Torch warrant obligation).

Total outstanding debt, net of debt issuance costs, was $28.8 million as of March 31, 2022 and $29.4 million as of December 31, 2021. Issued letters of credit outstanding were $1.4 million as of March 31, 2022 and December 31, 2021.

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

Based on the current facts and circumstances, including the additional financial flexibility provided through the equity and debt financing transactions discussed below, we believe that we can effectively manage liquidity in order to remain in compliance with the financial covenants under our senior secured notes and we believe that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements and the availability and accessibility to additional funds will depend on many factors, including our ability to remain compliant with the covenants of our senior secured notes and those described in the section titled “Risk Factors” under Part II, Item 1A below.

Equity Financing Transactions

April 2022 Private Placements

On April 29, 2022, we entered into a purchase agreement with RJB Partners LLC (“RJB”), an affiliate of Joseph N. Sanberg, an existing shareholder, which provided for, among other things (i) in a private placement which closed concurrently with the execution of the purchase agreement, the issuance and sale to Long Live Bruce, LLC, an affiliate of Joseph N. Sanberg which was assigned RJB’s rights to purchase the foregoing shares, 1,666,667 shares of Class A common stock for an aggregate purchase price of $20.0 million (or $12.00 per share), and (ii) in a separate private placement, which is expected to close by May 30, 2022, the sale and purchase by RJB of 1,666,667 shares of Class A common stock for an aggregate purchase price of $20.0 million (or $12.00 per share).

In addition, on April 29, 2022, we entered into a purchase agreement with Linda Findley, a director and our President and Chief Executive Officer, under which we agreed to issue and sell to Ms. Findley in a separate private placement, which closed concurrently with the execution of the purchase agreement, 41,666 shares of Class A common Stock for an aggregate purchase price of $0.5 million (or $12.00 per share)(collectively, the “April 2022 Private Placements”).

We intend to use the net proceeds of the April 2022 Private Placements to pay for increased marketing expenses and for other working capital and general corporate purchases.

February 2022 Private Placement

On February 14, 2022, we entered into a purchase agreement with RJB, under which we agreed to issue and sell to RJB units of Class A common stock and warrants to purchase shares of Class A common stock in a private placement (the “February 2022 Private Placement”) which closed concurrently with the execution of the purchase agreement for an aggregate purchase price of $5.0 million (or $14.00 per unit). In the aggregate, RJB received (i) 357,143 shares of Class A common stock, and (ii) warrants to purchase 500,000 shares of Class A common stock at various exercise prices of $15.00 per share, $18.00 per share, and $20.00 per share, resulting in approximately $4.8 million of proceeds, net of issuance costs. We intend to use the net proceeds of the February 2022 Private Placement for working capital and general corporate purposes, including to continue to accelerate our growth strategy.

2021 Capital Raise

On November 4, 2021, we closed a series of transactions referred to as the 2021 Capital Raise, which resulted in the issuance of (i) 7,500,000 shares of Class A common stock, and (ii) warrants to purchase 10,500,000 shares of Class A common stock at exercise prices of $15.00 per share, $18.00 per share, and $20.00 per share, resulting in $70.3 million of proceeds, net of issuance costs.

On September 15, 2021, we closed the Salzberg Private Placement, as contemplated within the 2021 Capital Raise described above, and which resulted in the issuance of (i) 300,000 shares of Class A common stock, and (ii) warrants to purchase 420,000 shares of Class A common stock at exercise prices of $15.00 per share, $18.00 per share, and $20.00 per share, resulting in $2.8 million of proceeds, net of issuance costs.

The net proceeds of the 2021 Capital Raise are being used for general corporate purposes, primarily consisting of:

●	Acceleration and expansion of our growth strategy, with an expected focus on:
o	Opening up channels to appeal to new audiences and segments through new products and product categories;
o	Product innovation to increase variety, flexibility, and choice; and
o	Increasing investments in marketing and technology infrastructure to build on improvements over the past year to drive engagement with our current customers and attract new ones.
●	Acceleration of certain of our environmental and sustainability initiatives, including the achievement of our goal of carbon neutrality by March 31, 2022, initially through carbon offsets, and thereafter supplement or replace the offsets by systematic reduction of carbon use in packaging, logistics, sourcing, and production.
●	Increased investments in our hourly employees to attract, retain and engage a talented, diverse workforce, including raising the base hourly compensation rate to at least $18 per hour for employees in good standing in our existing offices and fulfillment centers (which we implemented in October 2021) as well as enhancing our employee benefits and programs.

Underwritten public offerings

On April 29, 2020, we filed a universal shelf registration statement (the “2020 Shelf”) on Form S-3 with the Securities and Exchange Commission (the “SEC”), to register for sale from time to time up to $75.0 million of Class A common stock, preferred stock, debt securities and/or warrants in one or more offerings, which became effective on July 23, 2020.

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

As of March 31, 2022, $15.0 million of our Class A common stock, preferred stock, debt securities and/or warrants remain available for issuance under the 2020 Shelf.

Debt financing transactions

On October 16, 2020 (the “effective date”), we entered into a financing agreement which provided for the 2020 Term Loan in the aggregate principal amount of $35.0 million and matured in March 2023.

On May 5, 2021, we amended the financing agreement relating to the 2020 Term Loan (the “Amendment”), which modified certain provisions of the financing agreement, as well as provided for a $5.0 million term loan, that was funded into an escrow account (the “2021 Term Loan”). The 2021 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 10.00% per annum and matured at the same time as the 2020 Term Loan. The Amendment also increased the interest rate margin on the 2020 Term Loan by 1.00% per annum. Pursuant to the Amendment, the 2021 Term Loan was released in full from the escrow account to the lenders upon our completion of the June 2021 offering. As of March 31, 2022, the 2020 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum.

The 2020 Term Loan contained restrictive covenants, financial covenants, and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. As of March 31, 2022, the financial covenants in the 2020 Term Loan included a requirement to maintain a minimum aggregate liquidity balance of $20.0 million at all times and a minimum subscription count (defined in the 2020 Term Loan as the number of all active customers on our internal account list) of 320,000 on any determination date. As of March 31, 2022, we were in compliance with all of the covenants under the 2020 Term Loan.

On May 5, 2022 (the “issue date”), we entered into the Note Purchase and Guarantee Agreement (the “note purchase agreement”), which provides for, among other things, the issuance of $30.0 million in aggregate principal amount of senior secured notes due May 5, 2027 (the “senior secured notes”) at a purchase price equal to 94.00% thereof. The proceeds of the senior secured notes were used, together with cash on hand, to repay in full the outstanding amount under our 2020 Term Loan and pay fees and expenses in connection with the transactions contemplated by the note purchase agreement. We terminated our financing agreement effective as of the same date.

Subject to the terms of the note purchase agreement, the senior secured notes bear interest at a rate equal to 8.875% per annum, payable in arrears on June 30 and December 31 each calendar year, with a step-up to 11.875% in the event the senior secured notes are rated below “B3” from Moody’s, “B(low) from DBRS, or “B-” from S&P or Fitch. In addition, if the senior secured notes are rated below “B3” from Moody’s, “B(low) from DBRS, or “B-” from S&P or Fitch after the issue date, we will be required to pay a true-up fee equal to 3.00% per annum from the issue date to the next succeeding interest payment date of June 30, 2022. The senior secured notes will amortize semi-annually in equal installments of $1.5 million beginning on December 31, 2025, with the remaining unpaid principal amount of the senior secured notes due on May 5, 2027.

The note purchase agreement contains two financial maintenance covenants:

●	a minimum liquidity covenant of:
i.	for any date prior to or ending on June 30, 2022, $15.0 million; and
ii.	for any date thereafter:
●	$15.0 million if our Asset Valuation (as defined in the note purchase agreement) is greater than $25.0 million;
●	$20.0 million if our Asset Valuation is greater than $20.0 million but less than $25.0 million; or
●	$25.0 million if our Asset Valuation is less than or equal to $20.0 million; and
●	a covenant requiring us to maintain a minimum Asset Coverage Ratio (as defined in the note purchase agreement) of at least 1.25 to 1.00.

We have also agreed to use commercially reasonable efforts to cause 90% of the packaging for our meal kit boxes to be recyclable, reusable, or compostable (the “ESG KPI Goal”); the failure to achieve the ESG KPI Goal prior to the date on which the senior secured notes are repaid will require us to pay a fee equal to 1% of the principal amount of the senior secured notes.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Net cash from (used in) operating activities	$(28,798)	$(11,951)
Net cash from (used in) investing activities	(1,266)	(1,692)
Net cash from (used in) financing activities	3,896	(997)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(26,168)	(14,640)
Cash, cash equivalents, and restricted cash–beginning of period	83,597	45,842
Cash, cash equivalents, and restricted cash–end of period	$57,429	$31,202

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income (loss) adjusted for primarily non-cash items and changes in operating assets and liabilities.

For the three months ended March 31, 2022, net cash from (used in) operating activities was $(28.8) million and consisted of net income (loss) of $(38.4) million, a net change in operating assets and liabilities of $3.3 million, and non-cash items of $6.3 million. Changes in operating assets and liabilities were primarily driven by increases in accounts payable, related party payables, and deferred revenue of $21.8 million and a decrease in receivables of $0.1 million, partially offset by increases in related party receivables, prepaid expenses and other current assets, other noncurrent assets and liabilities, and inventories of $9.1 million and a decrease in accrued expenses and other current liabilities of $7.8 million.

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

For the three months ended March 31, 2022, net cash from (used in) investing activities was $(1.3) million and consisted primarily of $(1.3) million for purchases of property and equipment, of which approximately $(0.7) million relates to capitalized software costs, to support business initiatives and ongoing product expansion, partially offset by $0.1 million of proceeds from the sales of fixed assets. In the future we expect to incur capital expenditures primarily related to the acceleration and execution of our growth strategy and to further optimize and drive efficiency in our operations and capitalized software costs. As of March 31, 2022, our projected capital expenditures are expected to amount to approximately $8.0 million to $10.0 million in the aggregate over the next 12 months. The timing and amount of our projected expenditures is dependent upon a number of factors, including our ability to successfully execute on our accelerated growth strategy, and may vary significantly from our estimates.

For the three months ended March 31, 2021, net cash from (used in) investing activities was $(1.7) million and consisted primarily of $(1.7) million for purchases of property and equipment, of which approximately $(0.5) million relates to capitalized software costs, to support business initiatives and ongoing product expansion.

Net Cash from (used in) Financing Activities

Net cash from (used in) financing activities primarily relates to our debt and equity financing transactions.

For the three months ended March 31, 2022, net cash from (used in) financing activities was $3.9 million and consisted primarily of $4.8 million of proceeds relating to February 2022 Private Placement, net of issuance costs, partially offset by repayments of debt and principal payments on capital lease obligations.

For the three months ended March 31, 2021, net cash from (used in) financing activities was $1.0 million and consisted of proceeds from the exercise of stock options, partially offset by principal payments on capital lease obligations.

Free Cash Flow

We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment.

Our free cash flow was $(30.1) million and $(13.7) million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, free cash flow consisted of $(28.8) million of net cash from (used in) operating activities and $(1.3) million for purchases of property and equipment, of which approximately $(0.8) million relates to capitalized software costs. For the three months ended March 31, 2021, free cash flow consisted of $(12.0) million of net cash from (used in) operating activities and $(1.7) million for purchases of property and equipment, of which approximately $(0.7) million relates to capitalized software costs. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

Contractual Obligations

Other than the borrowings disclosed above in the "Debt Financing Transactions” section and changes which occur in the normal course of business, as of March 31, 2022, there were no other significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, except for operating leases and letters of credit entered into in the normal course of business as discussed above.

Related Party Transactions

For information regarding related party transactions, see Note 13, Related Party Transactions, included in Part I, Item 1, Notes to Consolidated Financial Statements, in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Estimates

In preparing our consolidated financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent assets and liabilities that are reported in the Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, the fair value of share-based awards, the fair value of the Blue Torch warrant obligation, recoverability of long-lived assets, and the recognition and measurement of contingencies. Therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates and assumptions. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of our other accounting policies and information about our critical accounting policies.

Emerging Growth Company Status

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act. This classification has allowed us to elect to take advantage of the extended transition period afforded for the implementation of new or revised accounting standards. We expect to lose our emerging growth company status on December 31, 2022, and as a result, we will adopt all accounting pronouncements currently deferred under the emerging growth company election according to public company standards beginning with our Annual Report on Form 10-K for the year ending December 31, 2022, including interim period disclosures within that filing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of such litigation and claims cannot be predicted with certainty, we currently believe that there are no ordinary course matters that will have a material adverse effect on our business, operating results, financial conditions, or cash flows.

Item 1A.

RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. Certain factors may have a material adverse effect on our business, financial condition, and results of operation. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, and in our other filings with the Securities and Exchange Commission (the “SEC”). Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception. In the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $88.4 million, $46.2 million, and $61.1 million, respectively. For the three months ended March 31, 2022 and 2021, we incurred net losses of $38.4 million and $15.7 million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we have begun to and plan to continue to significantly increase marketing spend in 2022 to continue to invest to attract new and retain existing customers, enhance our technology and infrastructure invest to optimize and drive efficiency in our distribution and fulfillment capabilities, and expand our product offerings. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our customer count, net revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. We also incur significant expenses in operating our fulfillment centers, including personnel costs, obtaining and storing ingredients and other products, and developing our technology and we have seen, and may continue to see, higher ingredient, shipping and labor costs, which have, and could continue to have, a negative impact on margins. In addition, many of our expenses, including the costs associated with our fulfillment centers, are fixed. Accordingly, we may not be able to achieve or maintain profitability, maintain efficient variable margins, and we may incur significant losses for the foreseeable future.

We may be unable to successfully accelerate and/or continue to execute our growth strategy. If we fail to cost-effectively acquire new customers or retain our existing customers or if we fail to derive profitable net revenue from our customers, our business would be materially adversely affected.

Our growth strategy, and our ability to grow net revenue and operate profitably depends largely on our ability to cost-effectively acquire new customers, retain existing customers, and to keep customers engaged so that they continue to purchase products from us, including our higher value offerings. If we are unable to cost-effectively acquire new customers, retain our existing customers, or keep customers engaged, our business, financial condition and operating results would be materially adversely affected. For example, the number of our Customers declined to approximately 367,000 in the three months ended March 31, 2022 from approximately 391,000 in the three months ended March 31, 2021, and our net revenue declined to $117.8 million from $129.7 million in that same period. While we experienced an increase in demand due, in part, to the impact the COVID-19 pandemic has had on consumer behaviors, we saw a decrease in demand in 2021 over 2020 as more normal consumer behaviors patterns started to return. In addition, if, as a result of the COVID-19 pandemic or otherwise, we face significant disruptions in our supply chain, are unable to continue to operate one or more of our fulfillment centers or are unable to timely deliver orders to our customers, we may not be able to retain our customers or attract new customers. Further, to meet increased demand and eliminate complexity in our operations during 2020, we cut back on or delayed certain product offerings and we delayed the launch of other new product offerings that are part of our growth strategy, and if we need to cut back or delay certain product offerings in the future as a result of, supply chain issues, the pandemic or otherwise, there could be an adverse effect on our ability to retain or attract customers.

We have historically spent significant amounts on advertising and other marketing activities, such as digital and social media, television, radio and podcasts, direct mail, and email, to acquire new customers, retain and engage existing customers, and promote our brand. While we have reduced our marketing expenditures from historic levels, in late 2019, during parts of 2020 and 2021, we increased marketing expenditures to more normal levels. In the fourth quarter of 2021, using a portion of the proceeds from the equity capital raised closed in the fourth quarter of 2021, we significantly increased our marketing expenses and expect to continue to do so throughout in 2022 and may continue to do so in future periods compared to prior year periods, and for marketing expense to continue to comprise a significant portion of our operating expenses. For the years ended December 31, 2021, 2020, and 2019, our marketing expenses were $72.1 million, $49.9 million, and $48.1 million, respectively, representing approximately 15.3%, 10.8%, and 10.6% of net revenue, respectively. For the three months ended March 31, 2022 and 2021, our marketing expenses were $27.9 million and $19.9 million, respectively, representing approximately 23.7% and 15.4% of net revenue, respectively. If we are unable to deliver results from our growth strategy on our accelerated timeline or at all, or otherwise effectively manage expenses and cash flows, we may reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the liquidity covenant under our senior secured term loan, which may materially adversely impact net revenue and our ability to execute and/or accelerate our growth strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, we may fail to identify or execute cost efficient marketing opportunities as we adjust our investments in marketing, including our ability to successfully make new marketing technology investments on our planned timeline, if at all, in response to the ongoing elimination of cookie-based tracking, or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. In addition, the increased demand we saw as a result of the impact the COVID-19 pandemic has had on consumer behaviors resulted in us, at times, temporarily reducing marketing spend for portions of 2020 in order to manage capacity. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third-party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results, as well as present a risk that we fail to comply with certain covenants under our senior secured notes, which could lead to an event of default under our senior secured notes.

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

If we fail to continue to grow net revenue on our accelerated timeline or at all or effectively manage any future revenue growth, or if we fail to effectively manage costs, our business could be materially adversely affected.

Our net revenue increased from $454.9 million in 2019 to $460.6 million in 2020 and $470.4 million in 2021. The number of our full-time employees increased from 1,635 at December 31, 2019 to 1,934 at December 31, 2020 and

declined to 1,795 at December 31, 2021. As of March 31, 2022, we had 2,010 full-time employees. If we are unable to grow net revenue on our accelerated timeline or at all, or if our net revenues decline, or if we do not effectively manage our costs, or if we fail to recognize the benefits of the pricing increases going into effect in the second quarter of 2022, or if we fail to accurately forecast net revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings may place additional demands on our operations teams and require significant additional financial, operational, human capital, technological and other resources to meet our needs, which may not be available in a cost-effective manner or at all. We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations. If we do not sustain net revenue growth or if we do not effectively manage any future growth or costs, including as a result of inflation, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high quality product offerings, or maintain compliance with certain covenants in our senior secured notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The success of our business depends in part on our ability to anticipate and react to changes in food and supply costs and availability. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, inflation, market changes, increased competition, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, global demand, food safety concerns, public health crises, such as pandemics and epidemics, generalized infectious diseases, changes in law or policy, wars, declines in fertile or arable lands, product recalls and government regulations. For example, any prolonged negative impact of the COVID-19 pandemic or inflationary periods, such as the current inflationary environment, on food and supply costs and availability could materially and adversely impact our business, financial condition and operating results. In addition, deflation in food prices could reduce the attractiveness of our product offerings relative to competing products and thus impede our ability to maintain or increase overall sales, while food inflation, particularly periods of rapid inflation, have and could continue to reduce our operating margins as there may be a lag between the time of the price increase and the time at which we are able to increase the price of our product offerings. We generally do not have long term supply contracts or guaranteed purchase commitments with our food suppliers, and we do not hedge our commodity risks. In limited circumstances, we may enter into strategic purchasing commitment contracts with certain suppliers, but many of these contracts are relatively short in duration and may provide only limited protection from price fluctuations, and the use of these arrangements may limit our ability to benefit from favorable price movements. As a result, we may not be able to anticipate, react to or mitigate against cost fluctuations which could materially adversely affect our business, financial condition and operating results.

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

Our indebtedness could adversely affect our business and financial condition. Furthermore, restrictive covenants in our senior secured notes may limit our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the senior secured notes or other obligations.

As of March 31, 2022, we had $29.8 million in outstanding borrowings under our prior senior secured term loan, and as of May 5, 2022, following the repayment of our prior senior secure term loan and issuance of the senior secured notes, we had $30.0 million of senior secured notes outstanding. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations under the senior secured notes or to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to accelerate and maintain net revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring us to dedicate a substantial portion of our cash flow from operations for payments on our indebtedness and thus reducing the availability of our cash flow to fund working capital, capital expenditures, business development, acquisitions and general corporate or other requirements; increasing our vulnerability to and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; increasing our vulnerability to general adverse conditions; restricting us from making acquisitions or cause us to make non-strategic divestures; placing us at a competitive disadvantage to less-leveraged competitors; and limiting our ability to obtain additional debt and equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes.

Our ability to make scheduled payments on or to refinance our debt obligations, including the senior secured notes, depends on our financial condition and operating performance and the condition of the debt and capital markets, which are subject to prevailing economic, industry and competitive conditions, as well as certain financial, business, legislative, political, regulatory and other factors beyond our control. We expect to use cash flow from operations to meet our current and future financial obligations, including funding our operations, debt service requirements and capital expenditures. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness or to fund other liquidity needs. In addition, the note purchase agreement governing the senior secured notes contains covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Restrictive covenants in the note purchase agreement governing the senior secured notes may limit our ability to pursue our business strategies.

The note purchase agreement governing the senior secured notes limits our ability, and the terms of any future indebtedness may limit our ability, among other things, to:

• incur or guarantee additional indebtedness or issue certain preferred stock;

• make capital expenditures;

• make certain investments;

• pay dividends or make distributions on our capital stock or make certain other restricted payments;

• sell assets, including capital stock of our subsidiaries;

• enter into certain transactions with our affiliates;

• create or incur liens on certain assets;

• agree to payment restrictions affecting our restricted subsidiaries; and

• consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

In addition, the note purchase agreement contains (i) a liquidity maintenance covenant, which requires our liquidity (as defined in the notes purchase agreement) to be no less than $15.0 million prior to June 30, 2022 and $25.0 million thereafter (with future adjustments available to be made subject to an asset valuation such that if the asset valuation demonstrates a value greater than $20.0 million and less than $25.0 million, the liquidity amount shall be $20.0 million and if the asset valuation is greater than $25.0 million, the liquidity amount shall be $15.0 million) and (ii) an asset coverage ratio covenant, which requires our liquidity to be no less than 1.25:1.00 on each quarterly test date.

A breach of the covenants or restrictions under the note purchase agreement could result in a default thereunder. Any such default may allow the noteholders to accelerate the notes and may result in the acceleration of any other future debt to which a cross-acceleration or cross-default provision applies. If we are unable to repay the amounts due and payable under the note purchase agreement, holders of the senior secured notes could, pursuant to the security documents proceed against the collateral in which they have first-priority security interests. In the event the holders of senior secured notes accelerate the repayment of the senior secured notes, we cannot assure you that we would have sufficient assets to repay such indebtedness or be able to borrow or raise additional equity in an amount sufficient to repay such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

• limited in how we conduct our business and execute our business strategy;

• unable to raise additional debt or equity financing to fund our operations; or

• unable to compete effectively or to take advantage of new business opportunities.

These restrictions may also affect our ability to grow in accordance with our growth plans.

If we fail to successfully improve our customer experience, including by continuing to develop new product offerings and enhancing our existing product offerings, our ability to attract new customers and retain existing customers may be materially adversely affected, and we may not be able to comply with the covenants in our senior secured notes.

Our customers have a wide variety of options for purchasing food, including traditional and online grocery stores and restaurants, and consumer tastes and preferences may change from time to time, including as a result of the COVID-19 pandemic and the resulting restrictions that were affected throughout most of the United States, which limited some of these options for consumers. Our ability to retain existing customers, attract new customers and increase customer engagement with us will depend in part on our ability to successfully improve our customer experience, including by continuing to create and introduce new product offerings, improving upon and enhancing our existing product offerings and strengthening our customers’ digital interactions with our brand and products, including online and mobile. As a result, we may introduce significant changes to our existing product offerings, develop and introduce new and unproven product offerings, revise our customers’ digital experiences and/or offer our products through new distribution channels. If our new or enhanced product offerings are unsuccessful, including because they fail to generate sufficient revenue or operating profit to justify our investments in them, we may be unable to attract or retain customers, and our business and operating results could be materially adversely affected. Furthermore, new or shifting customer demands, tastes or interests, superior competitive offerings or a deterioration in our product quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model. In addition, we frequently experiment with and test different product offerings and marketing and pricing strategies, such as our implementation of a shipping charge on all subscription meal kit and wine orders in 2021 and our new meal and wine price increase being implemented in the second quarter of 2022, as well as our customers’ digital experiences, including by updating our online and mobile platforms. If these experiments, tests and updates are unsuccessful, or if the product offerings and strategies we introduce based on the results of such experiments, tests and updates do not perform as expected, our ability to retain existing customers, attract new customers, and increase customer engagement may be adversely affected.

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

If we do not successfully maintain, operate and optimize our fulfillment centers, or if we vacate these facilities, or repurpose parts of these facilities as part of our operating efficiency initiatives or otherwise, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business. For example, following the closure of the Arlington fulfillment center in the first half of 2020, we temporarily reopened it in January 2021 to leverage existing assets to meet forecasted demand while we continued to identify and implement other operating efficiencies in our other fulfillment centers; we then closed the Arlington fulfillment center in April 2021, consolidating production volume at our other fulfillment centers. We have encountered in the past, and may encounter in the future, both as a result of the COVID-19 pandemic and otherwise (including as a result of the Omicron variant in the fourth quarter of 2021 and first quarter of 2022), high levels of worker absenteeism and difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, causing us to use higher levels of temporary workers through third parties, generally at greater cost and providing lower levels of performance, and to cancel or delay customer orders and close some weekly offering cycles early to manage demand. If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, our customers may experience delays in receiving their meal deliveries, receive deficient orders and/or have their orders canceled, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results. In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short-term basis, whether as a result of COVID-19 or otherwise, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results.

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

We may incur future capital expenditures in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures and risks related to such capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In executing our growth strategy and continuing to expand our product offerings and grow our customer base, we may be unable to effectively increase our fulfillment capacity or effectively control expansion related expenses. In addition, as we continue to execute the acceleration our growth strategy, we may experience problems fulfilling orders in a timely manner or in a manner our customers expect, or our customers may experience delays in receiving their purchases, or, if we grow faster than anticipated, we may exceed our fulfillment center capacity sooner than we anticipate, any of which could harm our reputation and our relationships with our customers. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to continue to incur certain capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur. The timing and amount of our projected capital expenditures is dependent upon a number of factors and may vary significantly from our estimates. We cannot assure you that we will have sufficient capital resources to fund future capital expenditures or if any future capital expenditures will be timely or effectively integrated into our existing operations, any adjustments to production volume, including transitions between fulfillment centers, will be completed on an efficient and timely basis without adversely impacting our operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute on our strategic plans or recruit qualified managerial and operational personnel necessary to support our strategic plans. In addition, we intend to reduce spending on capital expenditures, to the extent needed, if we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, in order to comply with the financial covenants in our senior secured notes, which will negatively and materially impact net revenue and our ability to execute and accelerate our growth strategy. Any changes to our overall fulfillment capacity or existing fulfillment center operations will put pressure on our managerial, financial, operational, technological and other resources.

Our business depends on a strong and trusted brand, and any failure to maintain, protect or enhance our brand, including as a result of events outside our control, could materially adversely affect our business.

We have developed a strong and trusted brand, and we believe our future success depends on our ability to maintain and grow the value of the Blue Apron brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our food safety, quality assurance, marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. Brand value is based in large part on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers or suppliers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business.

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

In addition, social media platforms and other forms of Internet-based communications provide individuals with access to broad audiences, and the availability of information on social media platforms is virtually immediate, as can be its impact. Many social media platforms immediately publish the content their participants post, often without filters or checks on accuracy of the content posted. Furthermore, other Internet based or traditional media outlets may in turn reference or republish such social media content to an even broader audience. Information concerning us, regardless of its accuracy, may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may materially harm our brand, reputation, performance, prospects and business, and such harm may be immediate and we may have little or no opportunity to respond or to seek redress or a correction.

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

There has been increased focus, including by consumers, investors and other stakeholders, as well as by governmental and non-governmental organizations, on environmental, social and governance, or ESG, matters. We have and plan to continue undertaking ESG initiatives. Any failure to meet our ESG commitments could negatively impact our business, financial condition and operating results. These impacts could be difficult and costly to overcome. We are also subject to an ESG covenant under our senior secured notes which may require us to pay a 1% penalty upon repayment of the senior secured notes if we fail to meet that covenant.

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

We expect competition in food sales generally, and with companies providing food delivery in particular, to continue to increase. We compete with other meal kit, food and meal delivery companies, the supermarket industry, including online supermarket retailers, and a wide array of food retailers (including natural and organic, specialty, conventional, mass, discount and other food retail formats). We also compete with a wide array of casual dining and quick service restaurants and other food service businesses in the restaurant industry, as well as a broad range of online wine retailers, wine specialty stores and retail liquor stores. In addition, we compete with food manufacturers, consumer packaged goods companies, and other food and ingredient producers.

We believe that our ability to compete depends upon many factors both within and beyond our control, including:

●	our marketing efforts;
●	the flexibility and variety of our product offerings relative to our competitors, and our ability to timely launch new product initiatives;
●	the quality and price of products offered by us and our competitors;
●	our reputation and brand strength relative to our competitors;
●	customer satisfaction;
●	consumer tastes and preferences and trends in consumer spending, which have changed, and may continue to change, in response to macroeconomic factors, like inflation, the impact of the COVID-19 pandemic or otherwise;
●	the size and composition of our customer base;
●	the convenience of the experience that we provide;
●	the strength of our food safety and quality program
●	our ability to comply with, and manage the costs of complying with, laws and regulations applicable to our business, including the regulations relating to COVID-19; and
●	our ability to cost-effectively source and distribute the products we offer and to manage our operations.

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

In addition, as the COVID-19 pandemic’s impact on consumer behaviors has tapered, and consumers seek out other dining options or resume traveling, we may see an increase in competition, which may be significant, and which could have an adverse effect on our business, financial condition and operating results.

Food safety and food borne illness incidents or advertising or product mislabeling may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food borne illnesses or other food safety incidents (including food tampering or contamination) caused by products we sell, or involving suppliers that supply us with ingredients and other products, could result in the discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs or harm to our reputation. Shipment of adulterated products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits brought by consumers, consumer agencies or others. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our insurance policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources, which could impact our ability to execute and accelerate our growth strategy and/or comply with the minimum liquidity covenant in our senior secured notes.

The occurrence of food borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination, whether or not caused by our products, could subject us or our suppliers to a food recall pursuant to the Food Safety Modernization Act of the United States Food and Drug Administration, or FDA, and comparable state laws. The risk of food contamination may be also heightened further due to changes in government funding or a government shutdown. Our meat and poultry suppliers may operate only under inspection by the United States Department of Agriculture, or USDA. While USDA meat and poultry inspections are considered essential services, a government shutdown or lapse in funding may increase the risk that inspectors perform their duties inadequately, fail to report for work, or leave their positions without prompt replacement, potentially compromising food safety.

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

In addition, the business of selling food products over the Internet is dynamic and continues to evolve. The market segment for food delivery has grown significantly, and this growth may not continue or may decline, including specifically with respect to the meal solutions sector. If customers cease to find value in this model or otherwise lose interest in our product offerings or our business model generally, we may not acquire new customers in numbers sufficient to sustain growth in our business or retain existing customers at rates consistent with our business model, which could be materially adversely affect our business, financial condition, and operating results.

Furthermore, preferences and overall economic conditions, such as inflation, that impact consumer confidence and spending, including discretionary spending, could have a material impact on our business. Economic conditions affecting disposable consumer income such as employment levels, business conditions, higher rates of inflation, slower growth or recession, market volatility, negative impacts on the economy from the COVID-19 pandemic and related uncertainty, negative financial news, changes in housing market conditions, the availability of credit, interest rates, tax rates, new or increased tariffs, fuel and energy costs, the effect of natural disasters or acts of terrorism, and other matters, could reduce consumer spending or cause consumers to shift their spending to lower priced alternatives, each of which could materially adversely affect our business, financial condition and operating results.

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

We may require additional capital to fund our operations and any future expansion of our business beyond our current plans, including our plan to sustain net revenue growth, and our inability to obtain such capital, or to adequately manage our existing capital resources, could make it difficult for us to comply with certain covenants in our senior secured notes and could materially adversely affect our business, financial condition and operating results.

To support our operations or any future expansion of our business beyond our current plans accelerate our growth strategy, we must have sufficient capital to continue to make investments and to fund our operations. We also must maintain sufficient additional capital to comply with certain covenants in our senior secured notes, which requires us and our subsidiaries to maintain minimum aggregate amounts of liquidity (defined to include our and our subsidiaries’ unrestricted cash and cash equivalents) and a minimum asset coverage ratio (defined as the ratio of the Adjusted Eligible Collateral, as defined under the note purchase agreement, to the principal outstanding on the senior secured notes). We cannot assure you that our future cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our operations or any future growth, including to attract and retain customers, or to do so while maintaining compliance with the covenants in our senior secured term notes. If cash flows from operations are not sufficient or if we fail to adequately manage our available cash and working capital, or sufficiently manage expenses, we will need additional equity or debt financing to provide the funds required to operate our business and to fund any future expansion of our business. If such financing is not available, or we are unable to refinance our senior secured notes, on satisfactory terms or at all, we may be unable to operate our business, develop new business or execute on our strategic plan to sustain net revenue growth, in each case at the rate desired or at all, and our operating results would suffer. Additionally, new debt financing may increase expenses, contain covenants that further restrict the operation of our business, and will need to be repaid regardless of operating results. For example, covenants contained in our senior secured notes include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments. Our senior secured notes also require us to make quarterly interest payments (and quarterly principal payments starting in 2024). Equity financing, debt financing that is convertible into equity, or debt or equity financing in which we issue equity or derivative securities, such as the warrants issued to our lenders and issued in the rights offering and recent private placements, could result in dilution to our existing stockholders.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to adequately manage our existing capital resources, or to fund our business and strategies would require us to delay, scale back or eliminate some or all of our operations or any future expansion of our business, including our growth initiatives, which could materially adversely affect our business, financial condition and operating results. In addition, if we are unable to deliver results from our growth strategy or otherwise effectively manage liquidity, we may not be able to maintain compliance with the covenants in our senior secured notes, which may result in an event of default under our senior secured notes. For example, on a single day in March 2021, we did not meet the daily minimum liquidity covenant under our prior senior secured term loan, resulting in an event of default, and thereafter requiring us to obtain a waiver of such event of default from our prior lenders and agent. Upon any future covenant breach and corresponding event of default under our senior secured notes, the noteholders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. Upon an event of default, if we are unable to obtain a waiver or successfully renegotiate the terms of our senior secured notes, the noteholders under our senior secured notes may enforce one or more of their rights upon such future event of default. In that case, we may not be able to meet our current obligations and could be forced to commence a bankruptcy or take other action to maximize the value of our assets, which would materially adversely affect our business, financial condition and operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our results could be materially and adversely affected by the COVID-19 pandemic in the United States.

Continued and future outbreaks of COVID-19 in the United States, including as a result of new variants and subvariants of the virus, could materially and adversely impact our business, including as a result of the loss of adequate labor, whether as a result of heightened absenteeism or challenges in recruiting and retention or otherwise, prolonged closures, or series of temporary closures, of one or more fulfillment centers as a result of a COVID-19 outbreak, a government order or otherwise, or supply chain or carrier interruptions or delays. Further, the COVID-19 pandemic has had, and could continue to have, a negative impact on economic conditions, which may adversely impact consumer demand for meal kits, which may have a material adverse effect on our business, financial condition and operating results. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, including the duration and severity of the COVID-19 pandemic, the emergence of new variants or subvariants of the virus, the level of COVID-19 vaccination rates in various areas of the United States, any re-introduction of restrictions on consumer behaviors, the length of time for economic and operating conditions to return to prior levels, together with resulting consumer behaviors, and numerous other uncertainties, all of which remain uncertain.

We continue to monitor our operations and government recommendations and we have made modifications to our normal operations as a result of the COVID-19 pandemic. Our fulfillment centers have experienced, and may experience in the future, disruptions in production, including as a result of planned or unplanned pauses in production to implement additional safety measures, as well as a result of worker absenteeism at higher-than-normal rates and/or challenges in hiring and retaining sufficient workforce. Such disruptions have caused, and could continue to cause, delayed or canceled orders, or the decision to close certain weekly cycles early, each of which could have an adverse effect on our brand and our results of operations. These operational risks related to COVID-19 have impacted, and may continue to impact, the timing of certain new product launches. In addition, in response to the COVID-19 pandemic, our corporate employees, including our test kitchen employees, as well as other employees outside of our fulfillment centers, have generally been required to, and more recently given the option to, work remotely since the end of the first quarter of 2020, which may, if prolonged, have an adverse impact on the productivity of certain parts of our workforce, which could negatively impact our business and results of operations.

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

We rely on our suppliers, and their supply chains, to meet our quality and production standards and specifications and supply ingredients and other products in a timely and safe manner. We have developed and implemented a series of measures to ensure the safety and quality of our third-party supplied products, including using contract specifications, certificates of identity for some products or ingredients, sample testing by suppliers and sensory based testing. However, no safety and quality measures can eliminate the possibility that suppliers may provide us with defective or out of specification products against which regulators may take action or which may subject us to litigation or require a recall. Suppliers may provide us with food that is or may be unsafe, food that is below our quality standards or food that is improperly labeled. In addition to a negative customer experience, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions if we incorporate a defective or out of specification item into one of our deliveries.

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

In addition, unexpected delays in deliveries from suppliers that ship directly to our fulfillment centers or increases in transportation costs, including through increased fuel costs, could materially adversely affect our business, financial condition and operating results. Labor shortages or work stoppages in the transportation industry, long term disruptions to the national transportation infrastructure, reduction in capacity and industry specific regulations such as hours of service rules that lead to delays or interruptions of deliveries, whether as a result of the COVID-19 pandemic or otherwise, could also materially adversely affect our business, financial condition and operating results.

We currently source certain of our ingredients from suppliers located outside of the United States. Any event causing a disruption or delay of imports from suppliers located outside of the United States, including weather, drought, crop related diseases, the imposition of import or export restrictions, restrictions on the transfer of funds or increased tariffs, destination based taxes, value added taxes, quotas or increased regulatory requirements, could increase the cost or reduce the supply of our ingredients and the other materials required by our product offerings, which could materially adversely affect our business, financial condition and operating results. Furthermore, our suppliers’ operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions, each of which could adversely affect our access or ability to source ingredients and other materials used in our product offerings on a timely or cost-effective basis.

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

We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. For example, if we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, we intend to reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the minimum liquidity covenant in our senior secured notes, which will negatively and materially impact net revenue and our ability to execute our growth strategy. In addition, delays in implementing planned restructuring activities, unexpected costs, or the failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could materially adversely affect our business and operating and financial results.

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

Our business is seasonal in nature, which impacts the levels at which customers engage with our products and brand, and, as a result, the trends of our revenue and our expenses fluctuate from quarter to quarter. For example, prior to the effect of the economic and social impact of the COVID-19 pandemic, we historically anticipated that the first quarter of each year would generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we historically anticipated lower customer engagement. In addition, our marketing strategies and expenditures, which may be informed by these seasonal trends, will impact our quarterly results of operations. These seasonal trends may cause our revenue and our cash requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. We believe that these seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the impact that the COVID-19 pandemic may have on seasonality. Our past net revenue growth, due in part to the impact of the COVID-19 pandemic on consumer behaviors, masked seasonality, but if our net revenue declines or if it increases at a moderate rate, or if seasonal spending by our customers becomes more pronounced, seasonality could have a more significant impact on our operating results from period to period. In addition, in the first and second quarters of 2022, we entered into agreements with a related party under which we agreed to issue $29.0 million of gift cards (net of promotional discounts), which may result in higher levels of card breakage revenue which may inflate revenue or mask seasonality in future periods. See Notes 13 and 16 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Unionization activities may disrupt our operations and adversely affect our business.

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

Our ability to adequately store, maintain and deliver quality perishable foods is critical to our business. We store food products, which are highly perishable, in refrigerated fulfillment centers and ship them to our customers inside boxes that are insulated with thermal or corrugate liners and frozen refrigerants to maintain appropriate temperatures in transit and use refrigerated third-party delivery trucks to support temperature control for shipments to certain locations. Keeping our food products at specific temperatures maintains freshness and enhances food safety. In the event of extended power outages, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our fulfillment centers or third-party delivery trucks, failure to use adequate packaging to maintain appropriate temperatures, or other circumstances both within and beyond our control, our inability to store highly perishable inventory at specific temperatures could result in significant product inventory losses as well as increased risk of food borne illnesses and other food safety risks. Improper handling or storage of food by a customer—without any fault by us—could result in food borne illnesses, which could nonetheless result in negative publicity and harm to our brand and reputation. Further, we contract with third parties to conduct certain fulfillment processes and operations on our behalf. Any failure by such third party to adequately store, maintain or transport perishable foods could negatively impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, financial condition and operating results.

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

We, or our third-party vendors on our behalf, collect, process, store and transmit substantial amounts of information, including information about our customers. We take steps to protect the security and integrity of the information we collect, process, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite such efforts. Security breaches, computer malware, computer hacking attacks and other compromises of information security measures have become more prevalent in the business world and may occur on our systems or those of our vendors in the future. Large Internet companies and websites have from time to time disclosed sophisticated and targeted attacks on portions of their websites, and an increasing number have reported such attacks resulting in breaches of their information security. We and our third-party vendors are at risk of suffering from similar attacks and breaches. Although we take steps to maintain confidential and proprietary information on our information systems, these measures and technology may not adequately prevent security breaches and we rely on our third-party vendors to take appropriate measures to protect the security and integrity of the information on those information systems. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. In addition, we have experienced, and may experience in the future, a “credentials stuffing” incident, which is where a third party is able to illicitly obtain a customer’s identification and password credentials on the dark web to access a customer’s account and certain account data. We have also experienced, and may experience in the future, fraudulent use of promotional coupons or gift card codes.

Any actual or suspected security breach or other compromise of our security measures or those of our third-party vendors, whether as a result of hacking efforts, denial of service attacks, viruses, malicious software, break ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations. Our insurance policies may not be adequate to reimburse us for direct losses caused by any such security breach or indirect losses due to resulting customer attrition.

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

Other parties have claimed or may claim in the future that we infringe or violate their trademarks, patents, copyrights, domain names, publicity rights or other proprietary rights. Such claims, regardless of their merit, could result in litigation or other proceedings and could require us to expend significant financial resources and attention by our management and other personnel that otherwise would be focused on our business operations, result in injunctions against us that prevent us from using material intellectual property rights, or require us to pay damages to third parties. We may need to obtain licenses from third parties who allege that we have infringed or violated their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or use on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property that we do not own, which would require us to develop alternative intellectual property. To the extent we rely on open-source software, we may face claims from third parties that claim ownership of the open-source software or derivative works that were developed using such software, or otherwise seek to enforce the terms of the applicable open-source license. Similar claims might also be asserted regarding our in-house software. These risks have been amplified by the increase in intellectual property claims by third parties whose sole or primary business is to assert such claims. As knowledge of our business expands, we are likely to be subject to intellectual property claims against us with increasing frequency, scope and magnitude. We may also be obligated to indemnify affiliates or other partners who are accused of violating third parties’ intellectual property rights by virtue of those affiliates or partners’ agreements with us, and this could increase our costs in defending such claims and our damages. Furthermore, such affiliates and partners may discontinue their relationship with us either as a result of injunctions or otherwise. The occurrence of these results could harm our brand or materially adversely affect our business, financial position and operating results.

We may not be able to adequately protect our intellectual property rights.

We regard our customer lists and other consumer data, trademarks, service marks, domain names, copyrights, trade dress, trade secrets, know how, proprietary technology and similar intellectual property as critical to our future success. We cannot be sure that our intellectual property portfolio will not be infringed, violated or otherwise challenged by third parties, or that we will be successful in enforcing, defending or combatting any such infringements, violations, or challenges. We also cannot be sure that the law might not change in a way that would affect the nature or extent of our intellectual property ownership.

We rely on patent, registered and unregistered trademark, copyright and trade secret protection and other intellectual property protections under applicable law to protect these proprietary rights. While we have taken steps toward procuring trademark registration for several of our trademarks in key countries around the world and have entered or may enter into contracts to assist with the procurement and protection of our trademarks, we cannot assure you that our common law, applied for, or registered trademarks are valid and enforceable, that our trademark registrations and applications or use of our trademarks will not be challenged by known or unknown third parties, or that any pending trademark or patent applications will issue or provide us with any competitive advantage. Effective intellectual property protection may not be available to us or may be challenged by third parties. Furthermore, regulations governing domain names may not protect our trademarks and other proprietary rights that may be displayed on or in conjunction with our website and other marketing media. We may be unable to prevent third parties from acquiring or retaining domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could be costly, time consuming and distracting to management, result in a diversion of resources, the impairment or loss of portions of our intellectual property and could materially adversely affect our business, financial condition and operating results. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. These steps may be inadequate to protect our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to use information that we regard as proprietary to create product offerings that compete with ours.

Risks Related to Government Regulation of Our Food Operations

We are subject to extensive governmental regulations, which require significant expenditures and ongoing compliance efforts.

We are subject to extensive federal, state and local regulations. Our food processing facilities and products are subject to inspection by the USDA, the FDA and various state and local health and agricultural agencies. Applicable statutes and regulations governing food products include rules for labeling the content of specific types of foods, the nutritional value of that food and its serving size, as well as rules that protect against contamination of products by food borne pathogens and food production rules addressing the discharge of materials and pollutants and animal welfare. Many jurisdictions also provide that food producers adhere to good manufacturing or production practices (the definitions of which may vary by jurisdiction) with respect to processing food. Recently, the food safety practices of the meat processing industry and produce industry have been subject to intense scrutiny and oversight by the USDA and FDA, respectively, and the FDA has begun to evaluate the possible need for new regulations for e-commerce food delivery companies, and future food-borne illness outbreaks or other food safety incidents related to meat or produce could lead to further governmental regulation of our business or of our suppliers. In addition, our fulfillment centers are subject to various federal, state and local laws and regulations relating to workplace safety and workplace health. Our fulfillment centers and offices, as applicable are also subject to additional FDA, Centers for Disease Control and Prevention, Occupational Safety and Health Administration regulations and guidelines and local guidelines relating to mitigating the spread of COVID-19. Failure to comply with all applicable laws and regulations could subject us or our suppliers to civil remedies, including fines, injunctions, product recalls or seizures and criminal sanctions, any of which could have a material adverse effect on our business, financial condition and operating results. Furthermore, compliance with current or future laws or regulations, including those related to mitigating the spread of COVID-19, could require us to make significant expenditures or otherwise materially adversely affect our business, financial condition and operating results.

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

The federal regulatory scheme governing food products establishes guideposts and objectives for complying with legal requirements rather than providing clear direction on when particular standards apply or how they must be met. For example, FDA regulations referred to as Hazard Analysis and Risk Based Preventive Controls for Human Food require that we evaluate food safety hazards inherent to our specific products and operations. We must then implement “preventive controls” in cases where we determine that qualified food safety personnel would recommend that we do so. Determining what constitutes a food safety hazard, or what a qualified food safety expert might recommend to prevent such a hazard, requires evaluating a variety of situational factors. This analysis is necessarily subjective, and a government regulator may find our analysis or conclusions inadequate. Similarly, the standard of “good manufacturing practice” to which we are held in our food production operations relies on a hypothesis regarding what individuals and organizations qualified in food manufacturing and food safety would find to be appropriate practices in the context of our operations. Our business model, and the scale and nature of our operations, have relatively few meaningful comparisons among traditional food companies. Government regulators may disagree with our analyses and decisions regarding the good manufacturing practices appropriate for our operations.

Decisions made or processes adopted by us in producing our products are subject to after the fact review by government authorities, sometimes years after the fact. Similarly, governmental agencies and personnel within those agencies may alter, clarify or even reverse previous interpretations of compliance requirements and the circumstances under which they will institute formal enforcement activity. It is not always possible accurately to predict regulators’ responses to actual or alleged food production deficiencies due to the large degree of discretion afforded regulators. We may be vulnerable to civil or criminal enforcement action by government regulators if they disagree with our analyses, conclusions, actions or practices. This could materially adversely affect our business, financial condition and operating results.

Packaging, labeling and advertising requirements are subject to varied interpretation and selective enforcement.

We operate under a novel business model in which we source, process, store and package meal ingredients and ship them directly to consumers. Most FDA requirements for mandatory food labeling are decades old and were adopted prior to the advent of large-scale, direct to consumer food sales and e-commerce platforms. Consequently, we, like our competitors, must make judgments regarding how best to comply with labeling and packaging regulations and industry practices not designed with our specific business model in mind. Government regulators may disagree with these judgments, leaving us open to civil or criminal enforcement action. This could materially adversely affect our business, financial condition and operating results.

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

Voluntary statements made by us or by certain third parties, whether on package labels or labeling, on websites, in print, in radio, on social media channels, or on television, can be subject to FDA regulation, Federal Trade Commission, or FTC, regulation, USDA regulation, state and local regulation, or any combination of the foregoing. These statements may be subject to specific requirements, subjective regulatory evaluation, and legal challenges by plaintiffs. FDA, FTC, USDA and state and local level regulations and guidance can be confusing and subject to conflicting interpretations. Guidelines, standards and market practice for, and consumers’ understandings of, certain types of voluntary statements, such as those characterizing the nutritional and other attributes of food products, continue to evolve rapidly, and regulators may attempt to impose civil or criminal penalties against us if they disagree with our approach to using voluntary statements. Furthermore, in recent years the FDA has increased enforcement of its regulations with respect to nutritional, health and other claims related to food products, and plaintiffs have commenced legal actions against a number of companies that market food products positioned as “natural” or “healthy,” asserting false, misleading and deceptive advertising and labeling claims, including claims related to such food being “all natural” or that they lack any genetically modified ingredients. Should we become subject to similar claims or actions, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded, and the cost of defending against any such claims could be significant. The occurrence of any of the foregoing risks could materially adversely affect our business, financial condition and operating results.

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

Licenses issued by state and federal alcoholic beverage regulatory agencies are required in order to produce, sell and ship wine. We have state and federal licenses, and must remain in compliance with state and federal laws in order to keep our licenses in good standing. Compliance failures can result in fines, license suspension or license revocation. In some cases, compliance failures can also result in cease-and-desist orders, injunctive proceedings or other criminal or civil penalties. If our licenses do not remain in good standing, our wine business could be materially adversely affected.

Our wine business relies substantially on state laws that authorize the shipping of wine by out of state producers directly to in state consumers. Those laws are relatively new in many states, and it is common for the laws to be modified or regulators to change prior interpretations of governing licensing requirements. Adverse changes to laws or their interpretation allowing a producer to ship wine to consumers across state lines could materially adversely affect our wine business.

Other Risks Related to Government Regulation

Government regulation of the Internet, e-commerce and other aspects of our business is evolving, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws.

We are subject to a number of regulations and laws that apply generally to businesses, as well as regulations and laws specifically governing the Internet and e-commerce and the marketing, sale and delivery of goods and services over the Internet. Existing and regulations and laws may impede the growth and availability of the Internet and online services and may limit our ability to operate our business. These laws and regulations, which continue to evolve, cover taxation, tariffs, privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of product offerings that are offered online. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, consumer protection, libel and personal privacy apply or will be enforced with respect to the Internet and e-commerce, as many of these laws were adopted prior to the advent of the Internet and e-commerce and do not contemplate or address the unique issues they raise. Moreover, as e-commerce continues to evolve, increasing regulation and enforcement efforts by federal and state agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market, sell, and deliver our products could decrease our ability to offer, or customer demand for, our offerings, resulting in lower net revenue, and existing or future laws or regulations could impair our ability to expand our product offerings, which could also result in lower net revenue and make us more vulnerable to increased competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices, raise compliance costs or other costs of doing business and materially adversely affect our business, financial condition and operating results.

Failure to comply with privacy related obligations, including federal and state privacy laws and regulations and other legal obligations, or the expansion of current or the enactment of new privacy related obligations could materially adversely affect our business.

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

Additionally, existing privacy related laws, regulations, self-regulatory obligations and other legal obligations are evolving and are subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy related laws and regulations in new or different manners. For example, we are subject to the California Consumer Privacy Act of 2018, which came into effect on January 1, 2020 and its successor, the California Privacy Rights Act, which will take effect in January 2023, which require, among other things, that companies that process information on California residents to provide new disclosures to California consumers, allows such consumers to opt out of data sharing with third parties and provides a new cause of action for data breaches. Some other states have adopted, and many other states are considering, similar legislation. While we have invested and may continue to invest in readiness to comply with the applicable legislation, the effects of these new and evolving laws, regulations, and other obligations potentially are far-reaching and may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Changes in privacy related laws, regulations, self-regulatory obligations and other legal obligations, or changes in industry standards or consumer sentiment, such as our need to adjust our digital marketing in response to the ongoing elimination of cookie-based tracking, could require us to incur substantial costs or to change our business practices, including changing, limiting or ceasing altogether the collection, use, sharing, or transfer of data relating to consumers. Any of these effects could materially adversely affect our business, financial condition and operating results.

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

The decision of the U.S. Supreme Court in South Dakota v. Wayfair, Inc., discussed above, permits state and local jurisdictions, in certain circumstances, to impose sales and use tax collection obligation on remote vendors, and a number of states have already begun imposing such obligations on Internet vendors and online marketplaces. In addition, due to the global nature of the Internet, it is possible that various states or, if we choose to expand internationally in the future, foreign countries, might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. New or revised taxes and, in particular, sales taxes, value added taxes and similar taxes (including sales and use taxes that we may be required to collect as a result of the Wayfair decision) are likely to increase costs to our customers and increase the cost of doing business online (including the cost of compliance processes necessary to capture data and collect and remit taxes), and such taxes may decrease the attractiveness of purchasing products over the Internet. Any of these events could materially adversely affect our business, financial condition and operating results.

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

Furthermore, Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), limits the ability of a company that undergoes an “ownership change” (generally defined as a greater than 50 percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) to utilize net operating loss carryforwards and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. In addition, Section 383 of the Code generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards. If we were to undergo an “ownership change,” it could materially limit our ability to utilize our net operating loss carryforwards and other deferred tax assets.

Risks Related to Our Class A Common Stock

The market price of our Class A common stock has been and may in the future be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, and which could result in substantial losses for investors purchasing our shares.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	the level of demand for our service offerings and our ability to maintain and increase our customer base, including our ability to maintain higher levels of demand that has resulted and may result from our growth strategy and from the impact the COVID-19 pandemic has had on consumer behaviors;
●	the timing and success of new service introductions by us or our competitors or any other change in the competitive landscape of our market;
●	the mix of products sold;

●	order rates by our customers;
●	pricing pressure as a result of competition or otherwise;
●	delays or disruptions in our supply chain;
●	our ability to reduce costs;
●	errors in our forecasting of the demand for our products, which could lead to lower net revenue or increased costs;
●	seasonal or other variations in buying patterns by our customers;
●	changes in and timing of sales and marketing and other operating expenses that we may incur;
●	levels of customer credits and refunds;
●	adverse litigation judgments, settlements or other litigation related costs;
●	food safety concerns, regulatory proceedings or other adverse publicity about us or our products;
●	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write downs;
●	changes in consumer tastes and preferences and consumer spending habits; and
●	general economic conditions.

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

As of April 30, 2022, Mr. Sanberg and his affiliates beneficially own an aggregate of 17.5 million shares of our outstanding Class A common stock (including 9.0 million shares issuable upon exercise of warrants held by Mr. Sanberg’s affiliates), which collectively represent approximately 40.4% of our outstanding capital stock. After giving effect to the planned issuance of 1,666,667 shares to one of Mr. Sanberg’s affiliates in May 2022 in connection with the April 2022 private placement, Mr. Sanberg and his affiliates will beneficially own approximately 42.6%. The shares underlying the warrants are only entitled to voting rights upon exercise. Pursuant to a purchase agreement (the “September Purchase Agreement”), with RJB Partners LLC (“RJB”), an affiliate of Mr. Sanberg, and Mr. M. Salzberg, dated September 15, 2021, RJB is subject to a voting agreement, pursuant to which RJB agreed to cause all of our voting securities beneficially owned by it or certain of its affiliates, including Mr. Sanberg, in excess of 19.9% of the total voting power of our outstanding capital stock to be voted in proportion to, and accordance with, the vote of all of our stockholders, limiting the effective voting power of the securities beneficially held by Mr. Sanberg.

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

As of April 30, 2022, an aggregate of 1,892,079 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act of 1933, or the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of April 30, 2022, the holders of an aggregate of approximately 18.3 million registrable securities have rights, subject to certain conditions, to include their securities in registration statements that we may file for ourselves or other stockholders. If we were to register these securities for resale, they could be freely sold in the public market. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

In connection with the amendment to our prior senior secured term loan, on the first day of each quarter that our senior secured notes was outstanding, beginning on or after July 1, 2021, we were obligated to issue warrants to the lenders to purchase such number of shares of Class A common stock as equals 0.50% of the then outstanding shares of our common stock on a fully-diluted basis and we are required to file a registration statement with the SEC to register for resale the shares of Class A common stock underlying the warrants. Pursuant to this obligation, on July 1, 2021, we issued warrants to the lenders exercisable for an aggregate of 130,350 shares of Class A common stock, on October 1, 2021, we issued warrants to the lenders exercisable for an aggregate of 133,868 shares of Class A common stock, on January 1, 2022 for an aggregate of 224,516 shares of Class A common stock, and on April 1, 2022 for an aggregate of 236,016 shares of Class A common stock; all such warrants have been fully exercised, and a total of 724,750 shares have been issued to the lenders upon such exercises. We filed registration statements for the resale of such shares with the SEC on July 30, 2021, October 15, 2021, January 14, 2022, and April 15, 2022, respectively.

On September 15, 2021, in connection with the private placement with Mr. M. Salzberg pursuant to the September Purchase Agreement, we issued to Mr. M. Salzberg (i) 300,000 shares of Class A common stock, (ii) warrants to purchase 240,000 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 120,000 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 60,000 shares of Class A common stock at an exercise price of $20.00 per share, for an aggregate purchase price of $3.0 million.

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

On February 14, 2022, in connection a private placement with RJB pursuant to a purchase agreement (the “February Purchase Agreement”), we issued to RJB an aggregate of (i) 357,143 shares of Class A common stock, (ii) warrants to purchase 285,714 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 142,857 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 71,429 shares of Class A common stock at an exercise price of $20.00 per share, for an aggregate purchase price of $5.0 million. On February 14, 2022, we entered into a registration rights agreement with RJB pursuant to which, among other things, RJB and its permitted transferees have the right to request that we file a shelf registration statement with respect to all or a portion of the shares of Class A common stock and shares underlying the warrants purchased in connection with the February Purchase Agreement.

On April 29, 2022, in connection with a private placement with RJB, pursuant to a purchase agreement (the “April RJB Purchase Agreements”), we issued to (i) RJB an aggregate of 1,666,667 shares of Class A common stock. On April 29, 2022, in connection with a separate private placement with Linda Findley, a director and our President and Chief Executive Officer, pursuant to a purchase agreement (the “April Findley Purchase Agreement”), we issued to Ms. Findley an aggregate of 41,666 shares of Class A common stock. On April 29, 2022, (i) we and RJB entered into an amendment and restatement of the registration rights agreement entered into with RJB in connection with the February 2022 private placement, pursuant to which, among other things, RJB and its permitted transferees have the right to request that we file a shelf registration statement with respect to all or a portion of the shares Class A common stock purchased in connection with the April RJB Purchase Agreement and the shares of Class A common stock and shares underlying the warrants purchased in connection with the February Purchase Agreement, and (ii) a registration rights agreement with Ms. Findley, pursuant to which, among other things, Ms. Findley and her permitted transferees have the right to request that we file a shelf registration statement with respect to all or a portion of the shares of Class A common stock purchased in connection with the April Findley Purchase Agreement.

Sales of additional amounts of shares of our Class A common stock or other securities convertible into shares of Class A common stock, including the warrants issued to our prior lenders in connection with the amendment to our prior senior secured notes and the warrants issued pursuant to the September and February Purchase Agreements, for which we are obligated to file shelf registrations with the SEC relating to the shares underlying those warrants, would dilute our stockholders’ ownership in us.

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

Our restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our Class A common stock. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

●	establishing a classified board of directors with staggered three-year terms so that not all members of our board are elected at one time, which will be fully phased out in 2024;
●	providing that directors may be removed by stockholders only for cause and only with a vote of the holders of at least 66 2/3% of the votes that all our stockholders would be entitled to cast for the election of directors;
●	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our Class A common stock; and
●	limiting the liability of, and providing indemnification to, our directors and officers.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations may continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company or a smaller reporting company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. To comply with evolving laws, regulations and standards, we may need to invest additional resources, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business could be materially harmed.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may remain an emerging growth company until December 31, 2022 (the last day of our fiscal year following the fifth anniversary of our IPO), subject to specified conditions. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We would cease to be an emerging growth company earlier if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates or we issue more than $1 billion of non-convertible debt securities over a three-year period. These exemptions include reduced disclosure obligations regarding executive compensation and exemptions from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with certain requirements of Auditing Standard 3101 relating to providing a supplement to the auditor’s report regarding critical audit matters and not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation and not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In general, we will qualify as a smaller reporting company for as long as we have less than $250 million of public float (calculated as the aggregate market value of our Class A common stock and Class B common stock held by non-affiliates, based on the closing price of our Class A common stock on the NYSE on the last business day of our second fiscal quarter). We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On January 1, 2022, in connection with the amendment to our prior financing agreement entered into in May 2021, we issued warrants to purchase 224,516 shares of Class A common stock to certain lenders party to the financing agreement. The warrants had an exercise price of $0.01 per share. These warrants were exercised in full in the first quarter of 2022.

The issuance of the warrants was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act in that the transaction was by an issuer not involving any public offering. At issuance, the recipients of the warrants represented that they were “accredited investors” and represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In connection with the grant of the warrants, we filed a registration statement on Form S-3 on January 14, 2022, registering the resale of the shares of Class A common stock issuable upon exercise of the warrants on a delayed or continuous basis and such registration statement was declared effective on January 28, 2022. We did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts and commissions, in connection with the issuance of the warrants.

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

10.1

Purchase Agreement, dated as of February 14, 2022, by and between Blue Apron Holdings, Inc. and RJB Partners LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2022)

10.2

Registration Rights Agreement, dated as of February 14, 2022, by and between Blue Apron Holdings, Inc. and RJB Partners LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2022)

10.3	Form of Performance Stock Unit Agreement under 2017 Equity Incentive Plan

10.4	Form of Restricted Stock Unit Agreement under 2017 Equity Incentive Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Date: May 9, 2022	/s/ Linda Findley
Linda Findley
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 9, 2022	/s/ Randy J. Greben
Randy J. Greben
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)