Form 10-Q
period 2022-06-30
Blue Apron Holdings, Inc.
filed 2022-08-08
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	34,795,727 shares outstanding as of June 30, 2022
Class B Common Stock, $0.0001 par value	0 shares outstanding as of June 30, 2022
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of June 30, 2022

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

●	our expectations regarding our expenses and revenue, our ability to grow adjusted EBITDA and achieve or maintain profitability, the sufficiency of our cash resources and our ability to operate as a going concern in the event that certain related party transactions do not close as expected, the company’s ability, including the timing and extent, to sufficiently manage costs and to fund investments in its operations in amounts necessary to maintain compliance with financial and other covenants under its indebtedness, while continuing to support the execution of its growth strategy on the company’s anticipated timelines;
●	our ability, including the timing and extent, to successfully support the execution of our growth strategy, (including the ability to successfully increase marketing and technology improvements on our planned timeline, if at all), cost-effectively attract new customers and retain existing customers, including our ability to sustain any increase in demand resulting from both our growth strategy and the COVID-19 pandemic, and/or our ability to continue to expand our product offerings and distribution channels, and to continue to execute operational efficiency practices;
●	our expectations regarding, and the stability of, our supply chain, including potential shortages, interruptions or continued increased costs in the supply or delivery of ingredients, and parcel and freight carrier interruptions or delays and/or higher freight or fuel costs, as a result of inflation or otherwise;
●	changes in consumer behaviors, tastes, and preferences that could lead to changes in demand, including as a result of, among other things, the impact of inflation or other macroeconomic factors¸ and to some extent, long-term impacts on consumer behavior, and spending habits;
●	our ability to attract and retain qualified employees and personnel in sufficient numbers;
●	any material and adverse impact of the COVID-19 pandemic or any future surges, including as a result of new variants and subvariants of the virus, on our operations and results, such as challenges in employee recruiting and retention, any prolonged closures, or series of temporary closures, of one or both of our fulfillment centers, supply chain or carrier interruptions or delays, and any resulting need to cancel or shift customer orders;
●	our ability to effectively compete;

●	our ability to maintain and grow the value of our brand and reputation;
●	our ability to achieve our environmental, sustainability and corporate governance goals (“ESG”) on our anticipated timeframe, if at all;
●	our ability to maintain food safety and prevent food-borne illness incidents and our susceptibility to supplier-initiated recalls;
●	our ability, including the timing and extent, to sufficiently manage costs and to fund investments in our operations in amounts necessary to maintain compliance with financial, ESG, and other covenants under our indebtedness while continuing to support the execution of our growth strategy on our anticipated timelines;
●	our ability to comply with modified or new laws and regulations applying to our business, or the impact that such compliance may have on our business;
●	our vulnerability to adverse weather conditions, natural disasters, wars, and public health crises, including pandemics; and
●	our ability to obtain and maintain intellectual property protection.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,028	$82,160
Accounts receivable, net	276	234
Related party receivables	10,000	—
Inventories, net	28,856	24,989
Prepaid expenses and other current assets	15,519	12,249
Total current assets	108,679	119,632
Property and equipment, net	100,397	108,355
Other noncurrent assets	6,995	3,719
TOTAL ASSETS	$216,071	$231,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,653	$27,962
Current portion of related party payables	6,000	—
Current portion of long-term debt	—	3,500
Accrued expenses and other current liabilities	29,507	31,951
Deferred revenue	13,308	7,958
Warrant obligation	—	8,001
Total current liabilities	89,468	79,372
Long-term debt	27,217	25,886
Facility financing obligation	35,832	35,886
Related party payables	3,000	—
Other noncurrent liabilities	8,156	10,509
TOTAL LIABILITIES	163,673	151,653
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 34,795,727 and 31,694,400 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class C capital stock, par value of $0.0001 per share — 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	780,481	746,564
Accumulated deficit	(728,086)	(666,514)
TOTAL STOCKHOLDERS’ EQUITY	52,398	80,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$216,071	$231,706

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenue	$124,237	$124,010	$241,988	$253,716
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	81,158	77,585	160,648	159,177
Marketing	21,776	16,316	49,690	36,256
Product, technology, general and administrative	38,510	36,802	81,767	73,353
Depreciation and amortization	5,464	5,612	10,868	11,232
Total operating expenses	146,908	136,315	302,973	280,018
Income (loss) from operations	(22,671)	(12,305)	(60,985)	(26,302)
Gain (loss) on extinguishment of debt	650	(4,089)	650	(4,089)
Interest income (expense), net	(1,435)	(2,731)	(3,205)	(4,439)
Other income (expense), net	387	548	2,033	548
Income (loss) before income taxes	(23,069)	(18,577)	(61,507)	(34,282)
Benefit (provision) for income taxes	(54)	(10)	(65)	(26)
Net income (loss)	$(23,123)	$(18,587)	$(61,572)	$(34,308)

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.68)	$(0.98)	$(1.86)	$(1.86)
Diluted	$(0.68)	$(0.98)	$(1.86)	$(1.86)
Weighted-average shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	34,073,695	18,876,600	33,185,992	18,410,729
Diluted	34,073,695	18,876,600	33,185,992	18,410,729

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
2022
Balance — December 31, 2021	31,694,400	$3	—	$—	$746,564	$(666,514)	$80,053
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	120,981	0	—	—	0	—	—
Issuance of common stock upon exercise of warrants	488,055	0	—	—	4,096	—	4,096
Issuance of common stock from the February 2022 Private Placement, net of issuance costs	357,143	0	—	—	4,809	—	4,809
Share-based compensation	—	—	—	—	2,233	—	2,233
Net income (loss)	—	—	—	—	—	(38,449)	(38,449)
Balance — March 31, 2022	32,660,579	$3	—	$—	$757,702	$(704,963)	$52,742
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	191,487	0	—	—	0	—	—
Issuance of common stock upon exercise of warrants	235,329	0	—	—	953	—	953
Issuance of common stock from the April 2022 Private Placements, net of issuance costs	1,708,332	0	—	—	20,027	—	20,027
Share-based compensation	—	—	—	—	1,799	—	1,799
Net income (loss)	—	—	—	—	—	(23,123)	(23,123)
Balance — June 30, 2022	34,795,727	$3	—	$—	$780,481	$(728,086)	$52,398

2021
Balance — December 31, 2020	14,365,664	$1	3,493,791	$1	$642,106	$(578,133)	$63,975
Conversion from Class B to Class A common stock	100,000	0	(100,000)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	191,595	0	—	—	0	—	—
Share-based compensation	—	—	—	—	2,366	—	2,366
Net income (loss)	—	—	—	—	—	(15,721)	(15,721)
Balance — March 31, 2021	14,657,259	$1	3,393,791	$1	$644,472	$(593,854)	$50,620
Conversion from Class B to Class A common stock	83	0	(83)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	138,389	0	—	—	0	—	—
Issuance of common stock, net of offering costs	5,411,900	1	—	—	21,143	—	21,144
Share-based compensation	—	—	—	—	3,300	—	3,300
Net income (loss)	—	—	—	—	—	(18,587)	(18,587)
Balance — June 30, 2021	20,207,631	$2	3,393,708	$1	$668,915	$(612,441)	$56,477

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(61,572)	$(34,308)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	10,868	11,232
Loss (gain) on disposal of property and equipment	135	—
Loss (gain) on extinguishment of debt	(650)	4,089
Loss (gain) upon derecognition of Blue Torch warrant obligation	(214)	—
Changes in fair value of warrant obligation	(1,819)	(548)
Changes in reserves and allowances	66	132
Share-based compensation	4,039	5,465
Non-cash interest expense	450	807
Changes in operating assets and liabilities:
Accounts receivable	(43)	9
Related party receivables	(10,000)	—
Inventories	(3,907)	(4,719)
Prepaid expenses and other current assets	(3,620)	8,439
Accounts payable	12,632	16,515
Current portion of related party payables	6,000	—
Accrued expenses and other current liabilities	(4,041)	(19,110)
Deferred revenue	5,350	(312)
Related party payables	3,000	—
Other noncurrent assets and liabilities	(3,794)	1,431
Net cash from (used in) operating activities	(47,120)	(10,878)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,985)	(3,009)
Proceeds from sale of property and equipment	111	1,302
Net cash from (used in) investing activities	(2,874)	(1,707)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuances	28,200	—
Net proceeds from equity and warrant issuances	25,500	21,571
Repayments of debt	(30,625)	(1,750)
Payments of debt and equity issuance costs	(1,143)	(572)
Receipt of funds held in escrow	—	5,000
Release of funds held in escrow	—	(5,000)
Principal payments on capital lease obligations	(69)	(77)
Net cash from (used in) financing activities	21,863	19,172
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(28,131)	6,587
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	83,597	45,842
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$55,466	$52,429

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$65	$60
Cash paid for interest	$3,456	$3,494
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Non-cash additions to property and equipment	$163	$223
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$497	$265

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements (the “Consolidated Financial Statements”) have been prepared on the same basis as the audited Consolidated Financial Statements, and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and December 31, 2021, results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “Annual Report”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Annual Report, except those additional significant policies as described within the accompanying notes to the Consolidated Financial Statements.

The accompanying Consolidated Financial Statements include the accounts of Blue Apron Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”).

Liquidity and Going Concern Evaluation

Under Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company is required to evaluate whether there is substantial doubt regarding its ability to continue as a going concern each reporting period, including interim periods.

In this evaluation, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of this Quarterly Report on Form 10-Q, and considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations before such date.

The Company has a history of significant net losses, including $61.6 million and $34.3 million for the six months ended June 30, 2022, and 2021, respectively, and operating cash flows of $(47.1) million and $(10.9) million for the six months ended June 30, 2022, and 2021, respectively. The Company's current operating plan indicates it will continue to incur net losses and generate negative cash flows from operating activities.

On May 5, 2022, the Company entered into a Note Purchase and Guarantee Agreement (the “note purchase agreement”), the proceeds of which were used, together with cash on hand, to repay in full and terminate its previous financing agreement. The note purchase agreement contains two financial maintenance covenants: (i) a minimum liquidity covenant that is set between $15.0 million and $25.0 million, depending on the results of the most recently performed Asset Valuation (as defined in the note purchase agreement), for any date subsequent to June 30, 2022, including within required cash flow forecasts provided to the noteholders, and (ii) a covenant requiring a minimum Asset Coverage Ratio (as defined in the note purchase agreement) of at least 1.25 to 1.00.

As of the date of this Quarterly Report on Form 10-Q, the Company’s initial Asset Valuation has not been completed, with the minimum liquidity covenant therefore currently set at $25.0 million. As of June 30, 2022, the Company had cash and cash equivalents of $54.0 million and total outstanding debt of $27.2 million, net of unamortized debt issuance costs, all of which was classified as long-term debt. The Company was in compliance with all of the covenants under the note purchase agreement as of June 30, 2022.

On April 29, 2022, the Company entered into a purchase agreement with RJB Partners LLC (“RJB”)(the “RJB April 2022 Purchase Agreement”), an affiliate of Joseph N. Sanberg, an existing stockholder of the Company. Under the RJB April 2022 Purchase Agreement, the Company agreed to issue and sell 3,333,333 shares of Class A common stock for an aggregate purchase price of $40.0 million (or $12.00 per share), of which 1,666,667 shares of Class A common stock were issued and sold to an affiliate of Joseph N. Sanberg for an aggregate purchase price of $20.0 million concurrently with the execution of the agreement, and with the remainder to be issued and sold under a second closing, initially expected to close by May 30, 2022 or such other date as agreed to by the parties.

On August 7, 2022, the Company amended the RJB April 2022 Purchase Agreement, pursuant to which RJB agreed to purchase from the Company (i) the 1,666,667 shares of Class A common stock under the initial RJB April 2022 Purchase Agreement at a price of $5.00 per share, instead of $12.00 per share, and (ii) an additional 8,333,333 shares of Class A common stock at a price of $5.00 per share, for an aggregate purchase price of $50.0 million and 10,000,000 shares of Class A common stock in total, as well as agreeing to extend the date of the second closing to on or before August 31, 2022. The Company expects to invest these proceeds in its long-term growth plan, or for general corporate purposes. The Company may use up to $25.0 million for strategic purposes aimed at enhancing shareholder value, including exploring share buybacks. RJB’s obligation to complete the second closing is not subject to closing conditions, and, pursuant to such amendment, Joseph N. Sanberg has agreed to personally guarantee the payment of the aggregate purchase price of $50.0 million.

In addition, on May 5, 2022, the Company entered into a gift card sponsorship agreement with an affiliate of Joseph N. Sanberg (the “May Sponsorship Gift Cards Agreement”), pursuant to which such affiliate agreed to pay the Company a $20.0 million net sponsorship fee to support a marketing program through which the Company will distribute gift cards, at the Company’s sole discretion, in order to support its growth strategy. On August 7, 2022, the Company amended the May Sponsorship Gift Cards Agreement to extend the funding date to on or before August 31 2022, and pursuant to which, Joseph N. Sanberg personally guaranteed his affiliate’s obligation.

Without the liquidity provided by the second closing of the RJB April 2022 Purchase Agreement and the funding of the May Sponsorship Gift Cards Agreement (collectively, the “liquidity transactions”), the Company's forecast of future cash flows indicates that such cash flows would not be sufficient for the Company to maintain compliance under its minimum liquidity covenant for a period of twelve months following the issuance date of this Quarterly Report on Form 10-Q, which would result in an event of default under the note purchase agreement. Upon such event of default, the noteholders could declare all outstanding principal and interest be due and payable immediately and foreclose against the assets securing the borrowings. If the Company would be unable to obtain a waiver or successfully renegotiate the terms of its note purchase agreement, and the noteholders enforced one or more of their rights upon default, the Company would be unable to meet its current obligations.

While management was able to obtain personal guarantees from Joseph N. Sanberg relating to his affiliates’ obligations to fund the liquidity transactions via the executed amendments above, which upon receipt of such proceeds would alleviate substantial doubt, there is no assurance that the liquidity transactions will be consummated in a timely manner, in amounts that are sufficient to maintain the Company's compliance under its minimum liquidity covenant, or on terms acceptable to the Company, or at all. Although the Company has been reviewing a number of potential alternatives regarding maintaining compliance with its minimum liquidity covenant, including cost reduction initiatives, renegotiating the terms of its note purchase agreement, and/or alternative sources for additional financing, such alternatives may not be achievable on favorable conditions, or at all, and these conditions and events in the aggregate raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s Consolidated Financial Statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern.

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

3. Inventories, Net

Inventories, net consist of the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Fulfillment	$2,721	$1,879
Product	26,135	23,110
Inventories, net	$28,856	$24,989

Product inventory primarily consists of bulk and prepped food, containers, pre-made meals, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations when sold.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Prepaid insurance	$7,599	$6,929
Other current assets	7,920	5,320
Prepaid expenses and other current assets	$15,519	$12,249

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$54,028	$82,160
Restricted cash included in Prepaid expenses and other current assets	369	608
Restricted cash included in Other noncurrent assets	1,069	829
Total cash, cash equivalents, and restricted cash	$55,466	$83,597

	June 30,	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$50,990	$44,122
Restricted cash included in Prepaid expenses and other current assets	536	610
Restricted cash included in Other noncurrent assets	903	1,110
Total cash, cash equivalents, and restricted cash	$52,429	$45,842

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Computer equipment	$12,078	$11,556
Capitalized software	26,730	24,163
Fulfillment equipment	51,741	52,058
Furniture and fixtures	2,727	2,730
Leasehold improvements	32,825	32,507
Buildings(1)	114,877	114,877
Construction in process(2)	1,317	1,746
Property and equipment, gross	242,295	239,637
Less: accumulated depreciation and amortization	(141,898)	(131,282)
Property and equipment, net	$100,397	$108,355
(1)	Buildings includes a build-to-suit lease arrangement in Linden, New Jersey where the Company is considered the owner for accounting purposes, and as of June 30, 2022 and December 31, 2021, contained $31.3 million of the capitalized fair value of the building, $80.8 million of costs incurred directly by the Company relating to this arrangement, and $2.8 million of capitalized interest for related construction projects. The Company capitalized the cost of interest for the related construction projects based on the applicable capitalization rate for the project.
(2)	Construction in process includes all costs capitalized related to projects that have not yet been placed in service.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Accrued compensation	$11,190	$11,490
Accrued credits and refunds reserve	1,282	1,258
Accrued marketing expenses	3,933	7,095
Accrued shipping expenses	2,114	1,344
Accrued workers' compensation reserve	4,352	3,358
Other current liabilities	6,636	7,406
Accrued expenses and other current liabilities	$29,507	$31,951

8. Deferred Revenue

Deferred revenue consists of the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Cash received prior to fulfillment	$2,727	$4,861
March Sponsorship Gift Cards	8,558	—
Gift cards, prepaid orders, and other	2,023	3,097
Deferred revenue	$13,308	$7,958

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

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $13.3 million and $8.0 million as of June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, the Company recognized $6.5 million to Net revenue from the Deferred revenue as of December 31, 2021.

See Note 13 for further information regarding the March Sponsorship Gift Cards.

9. Debt

2020 and 2021 Term Loans

On October 16, 2020, the Company entered into a financing agreement which provided for a senior secured term loan in the aggregate principal amount of $35.0 million (the “2020 Term Loan”). The 2020 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 8.00% per annum, with the principal amount repayable in equal quarterly installments of $875,000 through December 31, 2022, and the remaining unpaid principal amount of the 2020 Term Loan due on March 31, 2023.

On May 5, 2021 (the “closing date”), the Company amended the financing agreement (the “Amendment”), which modified certain provisions of the financing agreement, such as increasing the interest rate margin on the 2020 Term Loan by 1.00% per annum, resulting in the 2020 Term Loan bearing interest, from and after the closing date, at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum. In addition, the Amendment provided for a $5.0 million term loan (the “2021 Term Loan”) that was funded into an escrow account and subsequently released in full from the escrow account to the lenders upon the Company’s completion of an underwritten public offering in June 2021.

The Company evaluated the Amendment under ASC 470-50 regarding the modification of an existing debt instrument, which states that if the modification of the terms of an existing debt agreement is considered substantial, the transaction shall be accounted for as an extinguishment, with the amended debt instrument then initially recorded at fair value. The Company concluded that the modification was considered substantial, and qualified for extinguishment accounting under such guidance. Accordingly, the Company recorded a $4.1 million extinguishment loss in the Consolidated Statements of Operations, which consisted of (i) a $4.6 million loss related to the contemporaneous issuance of the Blue Torch warrant obligation, as discussed below, and (ii) a $0.1 million loss related to fees paid on behalf of the lender, which were partially offset by (iii) a $0.6 million gain related to the difference between the fair value of the modified debt instrument and the net carrying value of the debt immediately before extinguishment.

The 2020 Term Loan was repaid in full on May 5, 2022 with the proceeds of the senior secured notes issued under the note purchase agreement described below.

Blue Torch Warrant Obligation

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

The Blue Torch warrant obligation was accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value as of the closing date, due to certain settlement provisions within the corresponding warrant obligation provisions under the financing agreement that did not meet the criteria to be classified in stockholders’ equity. The Blue Torch warrant obligation was remeasured to fair value at each balance sheet date, with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations. The Blue Torch warrant obligation was terminated within the termination of the Company’s financing agreement, as discussed below.

Note Purchase Agreement and Financing Agreement Transaction

On May 5, 2022 (the “issue date”), the Company entered into a Note Purchase and Guarantee Agreement (the “note purchase agreement”), which provides for, among other things, the issuance of $30.0 million in aggregate principal amount of senior secured notes due May 5, 2027 (the “senior secured notes”) at a purchase price equal to 94.00% thereof. The proceeds of the senior secured notes were used, together with cash on hand, to repay in full the outstanding amount under the 2020 Term Loan and pay fees and expenses in connection with the transactions contemplated by the note purchase agreement. The Company subsequently terminated its financing agreement, effective as of the issue date, which also resulted in the termination of the Blue Torch warrant obligation.

The Company evaluated the termination of the financing agreement under ASC 470-50 regarding the extinguishment of debt, which states that the difference between the reacquisition price and the net carrying amount of the extinguished debt shall be recognized in the current period as an extinguishment gain or loss. Accordingly, the Company recorded a $0.7 million extinguishment gain in the Consolidated Statements of Operations, which consisted of (i) a $2.6 million gain related to the allocation of the reacquisition price between the 2020 Term Loan and the Blue Torch warrant obligation, as discussed below, partially offset by (ii) a $0.9 million loss related to the 2020 Term Loan prepayment fee, (iii) a $0.9 million loss related to the derecognition of unamortized debt issuance costs, and (iv) a $0.1 million loss related to legal and consulting fees incurred.

In addition, ASC 470-50 states that if upon extinguishment of debt the parties also exchange unstated (or stated) rights or privileges, the portion of the consideration exchanged allocable to such unstated (or stated) rights or privileges shall be given appropriate accounting recognition. As such, the Company allocated a portion of the reacquisition price to the exchange of the Blue Torch warrant obligation, which resulted in a $0.2 million gain recorded in Other income (expense), net in the Consolidated Statements of Operations upon its derecognition.

Upon receiving a minimum specified bond rating after the issue date, as specified within the terms of the note purchase agreement, the senior secured notes bear interest at a rate equal to 8.875% per annum, payable in arrears on June 30 and December 31 of each calendar year. The senior secured notes will amortize semi-annually in equal installments of $1.5 million beginning on December 31, 2025, with the remaining unpaid principal amount of the senior secured notes due on May 5, 2027.

The note purchase agreement contains two financial maintenance covenants:

• a minimum liquidity covenant of:

i.	for any date ending prior to or ending on June 30, 2022, including those within required cash flow forecasts provided to the noteholders, $15.0 million;

ii.for any date thereafter, including those within required cash flow forecasts provided to the noteholders:

• $15.0 million if the most recent Asset Valuation (as defined in the note purchase agreement) is greater than $25.0 million;

• $20.0 million if the most recent Asset Valuation is greater than $20.0 million but less than $25.0 million; or

• $25.0 million if the most recent Asset Valuation is less than or equal to $20.0 million, or is as of yet uncompleted; and

• a covenant requiring a minimum Asset Coverage Ratio (as defined in the note purchase agreement) of at least 1.25 to 1.00.

As of the date of this Quarterly Report on Form 10-Q, the Company’s initial Asset Valuation has not been completed, with the minimum liquidity covenant therefore currently set at $25.0 million. Subsequent to the initial report, the Asset Valuation is required to be provided to the noteholders no later than 30 days after June 30 and December 31 of each fiscal year.

The Company has also agreed to use commercially reasonable efforts to cause 90% of the packaging for its meal kit boxes to be recyclable, reusable, or compostable (the “ESG KPI Goal”). If the Company fails to achieve the ESG KPI Goal prior to the date on which the senior secured notes are due, the Company will be required to pay a fee equal to 1% of the principal amount of the senior secured notes.

The borrower under the note purchase agreement is the Company’s wholly-owned subsidiary, Blue Apron, LLC. The obligations under the note purchase agreement are guaranteed by Blue Apron Holdings, Inc. and its subsidiaries other than the borrower, and secured by substantially all of the assets of the borrower and the guarantors. The note purchase agreement contains additional restrictive covenants and affirmative and financial reporting covenants restricting the Company and the Company’s subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases.

As of June 30, 2022, the Company was in compliance with all of the covenants under the note purchase agreement.

In connection with the note purchase agreement, the Company capitalized $2.9 million in deferred financing costs in Long-term debt, which are being amortized using the effective interest method over the life of the debt, in accordance with ASC 835-30, Imputation of Interest. The following table summarizes the presentation of the Company’s debt balances in the Consolidated Balance Sheets as of the dates indicated below:

	Senior secured notes	2020 Term Loan	Debt issuance costs, net	Net

	(In thousands)
June 30, 2022
Current portion of long-term debt	$—	$—	$—	$—
Long-term debt	30,000	—	(2,783)	27,217
Total	$30,000	$—	$(2,783)	$27,217

December 31, 2021
Current portion of long-term debt	$—	$3,500	$—	$3,500
Long-term debt	—	27,125	(1,239)	25,886
Total	$—	$30,625	$(1,239)	$29,386

Facility Financing Obligation

As of June 30, 2022 and December 31, 2021, the Company had a facility financing obligation of $35.8 million and $35.9 million, respectively, related to the leased facility in Linden, New Jersey under the build-to-suit accounting guidance.

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

11. Stockholders’ Equity (Deficit)

April 2022 Private Placements

On April 29, 2022, the Company entered into the RJB April 2022 Purchase Agreement, which provided for, among other things, 3,333,333 shares of Class A common stock for an aggregate purchase price of $40.0 million (or $12.00 per share). Long Live Bruce, LLC, an affiliate of Joseph N. Sanberg, was assigned RJB’s rights to 1,666,667 shares of Class A common stock for an aggregate purchase price of $20.0 million under the RJB April 2022 Private Placement Agreement, which was issued and sold concurrently with the execution of the purchase agreement (the “first closing”). The remainder of the Class A common shares under the RJB April 2022 Private Placement Agreement were to be issued and sold under a second closing, initially expected to close by May 30, 2022 or such other date as agreed to by the parties.

In addition, on April 29, 2022, the Company entered into a purchase agreement with Linda Findley (the “Findley April 2022 Private Placement”), a director of the Company and its President and Chief Executive Officer, under which the Company agreed to issue and sell to Ms. Findley in a separate private placement, which closed concurrently with the execution of the first closing, 41,666 shares of Class A common stock for an aggregate purchase price of $0.5 million (or $12.00 per share).

The first closing of the RJB April 2022 Private Placement and the Findley April 2022 Private Placement (collectively, the “April 2022 Private Placements”) resulted in $20.1 million of proceeds, net of issuance costs.

On August 7, 2022, the Company amended the RJB April 2022 Purchase Agreement, pursuant to which RJB agreed to purchase, in lieu of the remaining shares to be issued under the second closing, 10,000,000 shares of Class A common stock for an aggregate purchase price of $50.0 million (or $5.00 per share), as well as agreeing to extend the date of the second closing to on or before August 31, 2022. The Company expects to invest these proceeds in its long-term growth plan, or for general corporate purposes. The Company may use up to $25.0 million for strategic purposes aimed at enhancing shareholder value, including exploring share buybacks. RJB’s obligation to complete the second closing is not subject to closing conditions, and Joseph N. Sanberg has personally guaranteed fulfillment of RJB’s obligation to complete the second closing.

February 2022 Private Placement

On February 14, 2022, the Company entered into a purchase agreement with RJB, an affiliate of Joseph N. Sanberg, under which the Company agreed to issue and sell to RJB units consisting of Class A common stock and warrants to purchase shares of Class A common stock in a private placement (the “February 2022 Private Placement”) which closed concurrently with the execution of the purchase agreement for an aggregate purchase price of $5.0 million (or $14.00 per unit). In the aggregate, RJB received (i) 357,143 shares of Class A common stock, and (ii) warrants to purchase 500,000 shares of Class A common stock at exercise prices of $15.00 per share, $18.00 per share, and $20.00 per share, resulting in $4.8 million of proceeds, net of issuance costs.

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

As of June 30, 2022, the equity-classified warrants issued by the Company were as follows:

Exercise Price	Issued	Exercised	Outstanding as of June 30, 2022
$15.00	6,525,714	—	6,525,714
$18.00	3,262,857	—	3,262,857
$20.00	1,631,429	—	1,631,429

12. Share-based Compensation

The Company recognized share-based compensation for share-based awards in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general and administrative expenses as follows:

	Three Months Ended
	June 30,
	2022	2021

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$-	$14
Product, technology, general and administrative	1,704	3,132
Total share-based compensation	$1,704	$3,146

	Six Months Ended
	June 30,
	2022	2021

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$2	$30
Product, technology, general and administrative	3,875	5,435
Total share-based compensation	$3,877	$5,465

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

13. Related Party Transactions

Due to their status as beneficial owners of more than 10 percent (10%) of the voting power of the outstanding capital stock of the Company, Joseph N. Sanberg and his affiliates meet the definition of “related parties” per ASC 850, Related Party Disclosures.

Feeding America Bulk Sale

On June 23, 2022, the Company entered into a purchase agreement with Feeding America for a bulk purchase of meal kit boxes and other bulk product items (the “Feeding America bulk sale”) for an aggregate net purchase price of $10.0 million, funded by a donation from an affiliate of Joseph N. Sanberg.

Gift Card Sponsorship Agreements

On March 11, 2022, the Company entered into a gift card sponsorship agreement (the “March Sponsorship Gift Cards”) with an affiliate of Joseph N. Sanberg, pursuant to which such affiliate agreed to pay the Company a $9.0 million net sponsorship fee to support a marketing program through which the Company would distribute gift cards, at the Company’s sole discretion, in order to support its growth strategy.

On May 5, 2022, the Company entered into the May Sponsorship Gift Cards Agreement with an affiliate of Joseph N. Sanberg, pursuant to which such affiliate agreed to pay the Company a $20.0 million net sponsorship fee to support a marketing program through which the Company will distribute gift cards, at the Company’s sole discretion, in order to support its growth strategy. On August 7, 2022, the Company amended the May Sponsorship Gift Cards Agreement to extend the funding date to on or before August 31, 2022, and pursuant to which, Joseph N. Sanberg personally guaranteed his affiliate’s obligation. However, as the Company concluded the contract did not meet the collectability criterion under ASC 606, Revenue from Contracts with Customers, as of the date of this Quarterly Report on Form 10-Q, the May Sponsorship Gift Cards were not recognized within the Consolidated Financial Statements.

ASC 105, Generally Accepted Accounting Principles (“ASC 105”), describes the decision-making framework when no guidance exists in GAAP for a particular transaction. Specifically, ASC 105 instructs companies to look for guidance for a similar transaction within GAAP and apply that guidance by analogy.

While these agreements are not considered contracts with a customer based on the terms thereof, the Company evaluated the terms of the agreements and, as these services are the output of the Company’s ordinary activities, has analogized to ASC 606, Revenue from Contracts with Customers, and more specifically, the recognition of the Company’s unredeemed gift cards and other prepaid orders. See Note 2 to the Consolidated Financial Statements of the Annual Report on Form 10-K for a description of the Company’s revenue recognition accounting policy.

Sustainability and Carbon Credit Agreement

On March 31, 2022, the Company entered into a Sustainability and Carbon Credit Agreement (the “Sustainability Agreement”) with an affiliate of Joseph N. Sanberg. Under the terms of the agreement, the Company purchased and subsequently retired $3.0 million of carbon offsets, which were recognized in Product, technology, general and administrative expenses during the six months ended June 30, 2022.

Such affiliate also performed the assessment of the Company’s 2021 annual carbon footprint that provided it with the basis for determining the amount of carbon offsets the Company needed to purchase. The fee for these services was waived as a condition of entering into the Sustainability Agreement.

On June 30, 2022, the Company entered into a statement of work under the Sustainability Agreement, through which the affiliate transferred to the Company a sufficient amount of carbon offsets for its estimated 2023 and 2024 emissions based upon its 2021 annual carbon footprint, for a purchase price of $6.0 million, which will be paid in twenty-four equal monthly installments beginning on July 31, 2022.

2022 Private Placements

On April 29, 2022, the Company entered into respective purchase agreements with RJB and Linda Findley, a director of the Company and its President and Chief Executive Officer, under which the Company agreed to issue and sell to RJB and Ms. Findley, respectively, shares of Class A common stock for respective aggregate purchase prices of $40.0 million and $0.5 million (or $12.00 per unit). Of the $40.0 million of Class A common stock purchased by RJB under the April Private Placements, $20.0 million closed concurrently with the execution of the purchase agreement. On August 7, 2022, the Company amended the RJB April 2022 Purchase Agreement, pursuant to which RJB agreed to purchase from the Company (i) the 1,666,667 shares of Class A common stock under the initial RJB April 2022 Purchase Agreement at a price of $5.00 per share, instead of $12.00 per share, and (ii) an additional 8,333,333 shares of Class A common stock at a price of $5.00 per share, for an aggregate purchase price of $50.0 million and 10,000,000 shares of Class A common stock in total, as well as agreeing to extend the date of the second closing to on or before August 31, 2022.

On February 14, 2022, the Company entered into a purchase agreement with RJB, under which the Company agreed to issue and sell to RJB units of Class A common stock and warrants to purchase shares of Class A common stock in the February 2022 Private Placement, for an aggregate purchase price of $5.0 million (or $14.00 per unit).

See Note 11 for further discussion of the April 2022 Private Placements and February 2022 Private Placement.

The following table summarizes the composition and amounts of the transactions in the Company’s Consolidated Statements of Operations involving its related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Net revenue:
Feeding America bulk sale	$10,000	$-	$10,000	$-
March Sponsorship Gift Cards	$442	$-	$442	$-
Cost of goods sold, excluding depreciation and amortization	$5,468	$-	$5,468	$-
Product, technology, general and administrative	$3,000	$-	$3,000	$-

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

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B

(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(23,123)	$—	$(15,245)	$(3,342)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	34,073,695	—	15,482,841	3,393,759
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	34,073,695	—	15,482,841	3,393,759

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.68)	$—	$(0.98)	$(0.98)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.68)	$—	$(0.98)	$(0.98)

	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B

(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(61,572)	$—	$(27,942)	$(6,366)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	33,185,992	—	14,994,302	3,416,427
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	33,185,992	—	14,994,302	3,416,427

Net income (loss) per share attributable to common stockholders—basic (1)	$(1.86)	$—	$(1.86)	$(1.86)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(1.86)	$—	$(1.86)	$(1.86)
(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Stock options	32,583	—	—	49,044
Restricted stock units	2,523,956	—	2,485,995	—
Warrants	11,420,000	—	—	—
Total anti-dilutive securities	13,976,539	—	2,485,995	49,044

	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Stock options	34,267	—	—	50,462
Restricted stock units	2,376,497	—	2,241,522	—
Warrants	11,420,000	—	—	—
Total anti-dilutive securities	13,830,764	—	2,241,522	50,462

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

June 30, 2022
	Level 1	Level 2	Level 3	Total

(In thousands)
Assets:
Cash and cash equivalents:
Money market accounts	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

Liabilities:
Warrant obligation	$—	$—	$—	$—
Other noncurrent liabilities:
Warrant obligation	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash and cash equivalents:
Money market accounts	$2,635	$—	$—	$2,635
Total assets measured at fair value	$2,635	$—	$—	$2,635

Liabilities:
Warrant obligation	$—	$—	$8,001	$8,001
Other noncurrent liabilities:
Warrant obligation	—	—	1,588	1,588
Total liabilities measured at fair value	$—	$—	$9,589	$9,589

Money market accounts

Money market accounts are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts approximates fair value due to their short-term maturities. The Company closed its money market accounts during the three months ended June 30, 2022.

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

On May 5, 2022, the Company fully repaid the 2020 Term Loan with the proceeds of its senior secured notes and cash on hand and terminated its financing agreement effective as of the same date, which also resulted in the termination of the warrant obligation. As of May 5, 2022, all warrants that had been issued under the Blue Torch warrant obligation had been exercised in full, resulting in no liability-classified warrants outstanding. See Note 9 for further discussion.

The following table summarizes the changes of the Blue Torch warrant obligation as of June 30, 2022 and December 31, 2021:

	Balance as of December 31, 2021	Loss (gain) on changes in stock price	Loss (gain) on changes in estimated common stock on a fully-diluted basis	Exercise of warrants	Derecognition	Balance as of June 30, 2022
	(In thousands)
Warrant obligation	$9,589	$(1,971)	$153	$(5,050)	$(2,721)	$-

16. Subsequent Events

On August 7, 2022, the Company amended the RJB April 2022 Purchase Agreement, pursuant to which RJB agreed to purchase from the Company (i) the 1,666,667 shares of Class A common stock under the initial RJB April 2022 Purchase Agreement at a price of $5.00 per share, instead of $12.00 per share, and (ii) an additional 8,333,333 shares of Class A common stock at a price of $5.00 per share, for an aggregate purchase price of $50.0 million and 10,000,000 shares of Class A common stock in total, as well as agreeing to extend the date of the second closing to on or before August 31, 2022. The Company expects to invest these proceeds in its long-term growth plan, or for general corporate purposes. The Company may use up to $25.0 million for strategic purposes aimed at enhancing shareholder value, including exploring share buybacks. RJB’s obligation to complete the second closing is not subject to closing conditions, and, pursuant to such amendment, Joseph N. Sanberg has agreed to personally guarantee the payment of the aggregate purchase price of $50.0 million.

In addition, on August 7, 2022, the Company amended the May Sponsorship Gift Cards Agreement to extend the funding date to on or before August 31 2022, and pursuant to which, Joseph N. Sanberg personally guaranteed his affiliate’s obligation.

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

Overview

Blue Apron’s vision is Better Living Through Better Food™. Founded in 2012, we are on a mission to spark discovery, connection, and joy through cooking. We offer fresh, chef-designed recipes that empower our customers to embrace their culinary curiosity and challenge their abilities to see what a difference cooking quality food can make in their lives.

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

We offer our customers four weekly meal plans—a Two Serving Signature Plan, a Two-Serving Vegetarian Plan, a Two-Serving Wellness Plan, and a Four-Serving Signature Plan. In addition, customers can add Add-ons recipes to each box, which includes appetizers, side dishes, desserts, à la carte proteins, and/or Heat & Meat meals, which are pre-made meals ready to heat and eat in minutes. We also sell wine, which can be paired with our meals, through Blue Apron Wine, our direct-to-consumer wine delivery service. Through Blue Apron Market, our e-commerce market, we sell a curated selection of cooking tools, utensils, pantry items, add-on products for different culinary occasions, which are tested and recommended by our culinary team, and à la carte wine offerings. Our products are available to purchase through our website and mobile app, as well as through third-party sales platforms for our meal kit products.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Net revenue	$124,237	$124,010	$241,988	$253,716
Net income (loss)	$(23,123)	$(18,587)	$(61,572)	$(34,308)
Adjusted EBITDA	$(15,503)	$(3,547)	$(46,240)	$(9,605)
Net cash from (used in) operating activities	$(18,322)	$1,073	$(47,120)	$(10,878)
Free cash flow	$(19,986)	$(190)	$(50,105)	$(13,887)

The following chart does not reflect the impact of the Feeding America bulk sale for an aggregate net purchase price of $10.0 million during the three months ended June 30, 2022 on the Company’s Consolidated Financial Statements:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2022	2022	2021	2021	2021
Orders (in thousands)	1,701	1,869	1,678	1,760	1,977
Customers (in thousands)	349	367	336	350	375
Average Order Value	$67.14	$62.99	$63.78	$62.30	$62.72
Orders per Customer	4.9	5.1	5.0	5.0	5.3
Average Revenue per Customer	$328	$321	$319	$313	$330

Orders

We define Orders as the number of paid orders by our Customers across our meal, wine, and market products sold on our e-commerce platforms and, beginning in the second quarter of 2022, through third-party sales platforms in any reporting period, inclusive of orders that may have eventually been refunded or credited to customers. Orders, together with Average Order Value, is an indicator of the net revenue we expect to recognize in a given period. We view Orders delivered as a key indicator of our scale and financial performance, however Orders has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers or the purchasing behavior of our customers. Because of these and other limitations, we consider, and you should consider, Orders in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Average Order Value, and Orders per Customer.

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine, or market products sold on our e-commerce platforms and, beginning in the second quarter of 2022, through third-party sales platforms in a given reporting period. For example, the number of Customers in the three months ended June 30, 2022 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine, or market products in the quarter ended June 30, 2022, including sales made on third-party sales platforms. We view the number of Customers as a key indicator of our scale and financial performance, however Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers. Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer, and Average Revenue per Customer.

Average Order Value

We define Average Order Value as our net revenue from our meal, wine, and market products sold on our e-commerce platforms and, beginning in the second quarter of 2022, through third-party sales platforms, in a given reporting period divided by the number of Orders in that period. We view Average Order Value as a key indicator of the mix of our product offerings chosen by our customers, the mix of promotional discounts, and the purchasing behavior of our customers.

Orders per Customer

We define Orders per Customer as the number of Orders in a given reporting period divided by the number of Customers in that period. We view Orders per Customer as a key indicator of our customers’ purchasing patterns, including their repeat purchase behavior.

Average Revenue per Customer

We define Average Revenue per Customer as our net revenue from our meal, wine, and market products sold on our e-commerce platforms and, beginning in the second quarter of 2022, through third-party sales platforms in a given reporting period divided by the number of Customers in that period. We view Average Revenue per Customer as a key indicator of our customers’ purchasing patterns, including their repeat purchase behavior.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest income (expense), net, gain (loss) on extinguishment of debt, other income (expense), net, benefit (provision) for income taxes, depreciation and amortization, and share-based compensation expense. We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP.

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

In particular, beginning in late March 2020, we experienced an increase in demand due in part to changes in consumer behaviors resulting from the various restrictions that have been enacted throughout much of the United States in response to the COVID-19 pandemic. As restrictions have lifted and as vaccines have become more widely available in the United States and people begin to resume pre-pandemic activities, such as travel and dining out, this increased demand due to the pandemic began to decline after the first quarter of 2021 and is continuing to decline.

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

Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our Two-Serving, Four-Serving, and Meal Prep Plans, as well as our Add-On, premium, and customization up-sell offerings. We also generate net revenue through sales of Blue Apron Wine, sales on Blue Apron Market, sales of meal kits on third-party platforms, and through enterprise bulk sales on an ad hoc basis. We generally derive substantially all of our net revenue from sales of our meals through our direct-to-consumer platform. We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue. Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter. We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. However, seasonal trends may be masked and impacted by marketing investments. In 2020, the economic and social impact of the COVID-19 pandemic masked, in part, the seasonal fluctuations in our operating results as we saw our strongest quarter in the second quarter of 2020. We believe that historical seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the ongoing impact, if any, that the COVID-19 pandemic or other macroeconomic factors, such as inflation, or our marketing investments, may have on seasonality in future periods and we have begun to see a return to normal seasonality in 2021 and 2022. We also anticipate that our net revenue will be impacted by the timing and outcome of our growth strategy, including ongoing product expansion initiatives, pricing updates, as well as the timing and extent of the sale and issuance of gift cards and the associated revenue upon the redemption of those gift cards, which generally occurs within one year of gift card issuance. Net revenue will also be impacted by gift card breakage revenue, which is our estimate of the portion of our gift card balance not expected to be redeemed. During 2022, we entered into various agreements with related parties under which we agreed to issue $29.0 million (net of promotional discounts) of gift cards, which may result in higher levels of gift card breakage revenue and which may inflate net revenue or mask seasonal trends in future periods. See Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. As part of the acceleration of our growth strategy using the proceeds from the 2021 Capital Raise (as defined below) that closed in November 2021, we significantly increased marketing expenses toward the end of the fourth quarter of 2021 and the first half of 2022. Our plan is to have increased marketing expenses throughout the remainder of 2022. However, our ability to grow net revenue and to continue to increase marketing expenses throughout the remainder of 2022, as compared to the equivalent periods in 2021, is dependent upon our ability to close the remaining $70.0 million of the liquidity transactions (as defined below) with related parties or our ability to obtain additional funding. As such, we expect that any potential reductions in marketing investments in the second half of 2022 will impact our net revenue.

Credit card charges are recorded in deferred revenue until the criteria for revenue recognition have been met. Because we generally charge credit cards in advance of shipment and, historically, customers have most frequently requested delivery of their meals earlier in the week, our deferred revenue balance at the end of a financial reporting period may fluctuate significantly based on the day of the week on which that period ends. Consequently, large changes in deferred revenue at any particular time are not meaningful indicators of our financial results or future net revenue trends.

Cost of Goods Sold, excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization, consists of product and fulfillment costs. Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for our meals, inbound shipping costs, and cost of products sold through Blue Apron Wine and Blue Apron Market. Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to our customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies. As noted above, our business is seasonal in nature and, as a result we anticipate that the third quarter of each year will generally reflect higher levels of cost of goods sold, excluding depreciation and amortization, due to higher packaging and shipping costs due to warmer temperatures. In the near-term we expect that these expenses will be higher because of the various actions taken to increase capacity in our fulfillment centers, as well as due to higher labor costs, including our minimum wage increase for hourly employees in the fourth quarter of 2021, to help recruit and retain fulfillment center employees, higher food costs, due in part to inflationary pressures, higher fuel and logistics costs, and ongoing investments in product innovation to provide product variety, flexibility, and additional choice for our customers. Over time, we expect such expenses to decrease as a percentage of net revenue as we continue to focus on operational improvements and optimizing our fulfillment center operations.

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

As part of the acceleration of our growth strategy, we increased marketing expenses toward the end of the fourth quarter of 2021 and in the first half of 2022. Our ability to continue to have higher marketing expenses throughout the remainder of 2022, as compared to the equivalent periods in 2021, is dependent upon our ability to close the remaining $70.0 million of the liquidity transactions (as defined below) with related parties or our ability to obtain additional funding. We anticipate that our marketing strategies, including the timing and extent of our marketing investments, will be informed by the sufficiency of our cash resources, our strategic priorities, our ability to accelerate our growth strategy, the seasonal trends in our business, our marketing technology capabilities, and the competitive landscape of our market, and will fluctuate from quarter-to-quarter and have a significant impact on our quarterly results of operations. We also anticipate that our future marketing strategies and investments may continue to be impacted by macroeconomic and other factors. For example, as we did in response to the COVID-19 pandemic, we may reduce marketing expenditures in future periods if we experience heightened demand in a short period of time to help us manage unforeseen demand to alleviate any future capacity constraints.

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities’ costs such as occupancy and rent costs for our corporate offices and fulfillment centers; carbon offsets; and payment processing fees, professional fees, and other general corporate and administrative costs. Over time, we expect such expenses to decrease as a percentage of net revenue reflecting our continued focus on expense management to the extent we scale our business.

Depreciation and Amortization

Depreciation and amortization consists of depreciation expense for our property and equipment and amortization expense for capitalized software development costs.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt relates to the extinguishment loss recorded upon the amendment of the 2020 Term Loan in May 2021 and the extinguishment gain recorded upon the termination of the financing agreement in May 2022.

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest expense on our outstanding borrowings, capital lease financings, and build-to-suit lease financings partially offset by interest income on cash and cash equivalents balances.

Other Income (Expense), Net

Other income (expense), net consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period, as well as the gain recorded upon its derecognition.

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

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Net revenue	$124,237	$124,010	$241,988	$253,716
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	81,158	77,585	160,648	159,177
Marketing	21,776	16,316	49,690	36,256
Product, technology, general and administrative	38,510	36,802	81,767	73,353
Depreciation and amortization	5,464	5,612	10,868	11,232
Total operating expenses	146,908	136,315	302,973	280,018
Income (loss) from operations	(22,671)	(12,305)	(60,985)	(26,302)
Gain (loss) on extinguishment of debt	650	(4,089)	650	(4,089)
Interest income (expense), net	(1,435)	(2,731)	(3,205)	(4,439)
Other income (expense), net	387	548	2,033	548
Income (loss) before income taxes	(23,069)	(18,577)	(61,507)	(34,282)
Benefit (provision) for income taxes	(54)	(10)	(65)	(26)
Net income (loss)	$(23,123)	$(18,587)	$(61,572)	$(34,308)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	65.3%	62.6%	66.4%	62.7%
Marketing	17.5%	13.2%	20.5%	14.3%
Product, technology, general and administrative	31.0%	29.7%	33.8%	28.9%
Depreciation and amortization	4.4%	4.5%	4.5%	4.4%
Total operating expenses	118.2%	109.9%	125.2%	110.4%
Income (loss) from operations	(18.2)%	(9.9)%	(25.2)%	(10.4)%
Gain (loss) on extinguishment of debt	0.5%	(3.3)	0.3%	(1.6)%
Interest income (expense), net	(1.2)%	(2.2)%	(1.3)%	(1.7)%
Other income (expense), net	0.3%	0.4%	0.8%	0.2%
Income (loss) before income taxes	(18.6)%	(15.0)%	(25.4)%	(13.5)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(18.6)%	(15.0)%	(25.4)%	(13.5)%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net Revenue

	Three Months Ended
	June 30,
	2022	2021	% Change

	(In thousands)
Net revenue	$124,237	$124,010	0%

Net revenue increased by $0.2 million, or 0%, to $124.2 million for the three months ended June 30, 2022 from $124.0 million for the three months ended June 30, 2021. The increase in net revenue was primarily due to the $10.0 million of net revenue from the Feeding America bulk sale recognized during the three months ended June 30, 2022, in addition to an increase in Average Order Value due to pricing increases and the continued execution of our growth strategy. The increases in net revenue were partially offset by decreases in Customers and Orders due, in part, to noted increases in travel amongst our customers. In addition, net revenue for the three months ended June 30, 2021 was positively impacted by the recognition of the recovery of $2.0 million related to customer credits issued in the third quarter of 2020, as a result of a voluntary recall of onions that were supplied to us.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	June 30,
	2022	2021	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$81,158	$77,585	5%
% of net revenue	65.3%	62.6%

Cost of goods sold, excluding depreciation and amortization, increased by $3.6 million, or 5%, to $81.2 million for the three months ended June 30, 2022 from $77.6 million for the three months ended June 30, 2021. The increase was primarily due to the reasons set forth below, partially offset by a decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 65.3% for the three months ended June 30, 2022 from 62.6% for the six months ended June 30, 2021. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

●	an increase of 150 basis points in food and product packaging costs, driven by the costs related to new product offerings and enhancements to our existing product offerings to provide variety, flexibility, and additional choice for our customers, as well as price increases due to inflationary pressures; and
●	an increase of 120 basis points in shipping and fulfillment packaging due to rate increases and fuel surcharges from shipping carriers.

Marketing

	Three Months Ended
	June 30,
	2022	2021	% Change

	(In thousands)
Marketing	$21,776	$16,316	33%
% of net revenue	17.5%	13.2%

Marketing expenses increased by $5.5 million, or 33%, to $21.8 million for the three months ended June 30, 2022 from $16.3 million for the three months ended June 30, 2021. The increase was seen across online paid channels and offline paid channels. As a percentage of net revenue, marketing expenses increased to 17.5% for the three months ended June 30, 2022 from 13.2% for the three months ended June 30, 2021. This increase as a percentage of net revenue included an increase of 280 basis points in offline paid channels and an increase of 150 basis points in online paid channels.

The increase in marketing expenses is part of our growth strategy to drive customer acquisition.

Product, Technology, General and Administrative

Three Months Ended
June 30,

	2022	2021	% Change

	(In thousands)
Product, technology, general and administrative	$38,510	$36,802	5%
% of net revenue	31.0%	29.7%

Product, technology, general and administrative expenses increased by $1.7 million, or 5%, to $38.5 million for the three months ended June 30, 2022 from $36.8 million for the three months ended June 30, 2021. This increase was primarily driven by investments to support our business and execute on key business initiatives, including:

●	an increase of $2.3 million in personnel costs, primarily driven by increases in bonuses; offset by
●	a decrease of $0.6 million in facilities costs for our corporate offices and fulfillment centers, including occupancy and rent.

As a percentage of net revenue, product, technology, general and administrative expenses increased 130 basis points to 31.0% for the three months ended June 30, 2022 from 29.7% for the three months ended June 30, 2021, primarily due to investments to support our business and execute on key business initiatives.

Depreciation and Amortization

	Three Months Ended
	June 30,
	2022	2021	% Change

	(In thousands)
Depreciation and amortization	$5,464	$5,612	(3)%
% of net revenue	4.4%	4.5%

Depreciation and amortization decreased by $0.1 million, or 3%, to $5.5 million for the three months ended June 30, 2022 from $5.6 million for the three months ended June 30, 2021. This decrease was primarily driven by lower investments. As a percentage of net revenue, depreciation and amortization decreased to 4.4% for the three months ended June 30, 2022 from 4.5% for the three months ended June 30, 2021.

Income (Loss) from Operations

	Three Months Ended
	June 30,
	2022	2021	% Change

	(In thousands)
Income (loss) from operations	$(22,671)	$(12,305)	84%
% of net revenue	(18.2)%	(9.9)%

Income (loss) from operations for the three months ended June 30, 2022 and 2021 was $(22.7) million and $(12.3) million, respectively. This change was due to an increase in operating expenses of $10.6 million, partially offset by an increase in net revenue of $0.2 million. As a percentage of net revenue, income (loss) from operations was (18.2)% and (9.9)% for the three months ended June 30, 2022 and 2021, respectively. This change was primarily driven by increases as a percentage of net revenue in marketing expenses, cost of goods sold, excluding depreciation and amortization, and product, technology, general and administrative expenses, partially offset by a decrease in depreciation and amortization, for the reasons set forth above.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt for the three months ended June 30, 2022 and 2021 was $0.7 million and $(4.1) million, respectively. This change was due to the extinguishment gain recorded upon the termination of the financing agreement in May 2022, as compared to the extinguishment loss recorded upon the amendment of the financing agreement in May 2021.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended June 30, 2022 and 2021 was $(1.4) million and $(2.7) million, respectively. This change was primarily due to the payment of $0.5 million of the closing fee and the derecognition of $0.4 million unamortized debt issuance costs recorded in conjunction with the release of the 2021 Term Loan during the three months ended June 30, 2021, as well as decreased interest expense incurred on outstanding borrowings of $0.4 million.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2022 and 2021 was $0.4 million and $0.5 million, respectively. This change consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period, as well as the gain recorded upon its derecognition.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the three months ended June 30, 2022 and 2021 reflects state income taxes in a jurisdiction for which net operating losses were not available to offset our tax obligation.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net Revenue

	Six Months Ended
	June 30,
	2022	2021	% Change

	(In thousands)
Net revenue	$241,988	$253,716	(5)%

Net revenue decreased by $11.7 million, or 5%, to $242.0 million for the six months ended June 30, 2022 from $253.7 million for the six months ended June 30, 2021. The decrease in net revenue was primarily due to decreases in Customers and Orders, which were due, in part, to noted increases in travel amongst our customers. In addition, net revenue for the three months ended June 30, 2021, being positively impacted by the recognition of the recovery of $2.0 million related to customer credits issued in the third quarter of 2020 as a result of a voluntary recall of onions supplied to the Company. These decreases were partially offset by the $10.0 million of Feeding America bulk sale net revenue recognized during the three months ended June 30, 2022, and an increase in Average Order Value due to pricing increases and the execution of our growth strategy, including through product innovation.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Six Months Ended
	June 30,
	2022	2021	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$160,648	$159,177	1%
% of net revenue	66.4%	62.7%

Cost of goods sold, excluding depreciation and amortization, increased by $1.4 million, or 1%, to $160.6 million for the six months ended June 30, 2022 from $159.2 million for the six months ended June 30, 2021. The increase was primarily due to the reasons set forth below, partially offset by a decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 66.4% for the six months ended June

30, 2022 from 62.7% for the six months ended June 30, 2021. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

●	an increase of 150 basis points in shipping and fulfillment packaging due to rate increases and fuel surcharges from shipping carriers;
●	an increase of 140 basis points in food and product packaging costs, driven by the costs related to new product offerings and enhancements to our existing product offerings to provide variety, flexibility, and additional choice for our customers, as well as price increases due to inflationary pressures; and
●	an increase of 80 basis points in labor costs due to minimum wage increases for our hourly employees.

Marketing

	Six Months Ended
	June 30,
	2022	2021	% Change

	(In thousands)
Marketing	$49,690	$36,256	37%
% of net revenue	20.5%	14.3%

Marketing expenses increased by $13.4 million, or 37%, to $49.7 million for the six months ended June 30, 2022 from $36.3 million for the six months ended June 30, 2021. The increase was seen across online paid channels, offline paid channels, and in our customer referral program. As a percentage of net revenue, marketing expenses increased to 20.5% for the six months ended June 30, 2022 from 14.3% for the six months ended June 30, 2021. This increase as a percentage of net revenue included an increase of 330 basis points in online paid channels, an increase of 280 basis points in offline paid channels, and an increase of 10 basis points in our customer referral program.

The significant increase in marketing expenses in the first half of 2022, which began toward the end of the fourth quarter of 2021 following the 2021 Capital Raise (as defined below), is part of the acceleration of our growth strategy to drive customer acquisition.

Product, Technology, General and Administrative

	Six Months Ended
	June 30,
	2022	2021	% Change

	(In thousands)
Product, technology, general and administrative	$81,767	$73,353	11%
% of net revenue	33.8%	28.9%

Product, technology, general and administrative expenses increased by $8.4 million, or 11%, to $81.8 million for the six months ended June 30, 2022 from $73.4 million for the six months ended June 30, 2021. This increase was primarily driven by investments to support our business and execute on key business initiatives, including:

●	an increase of $3.9 million in personnel costs, primarily driven by increases in bonuses;
●	an increase of $2.5 million in corporate overhead and administrative costs, driven by investments in external consultants to support operational efficiency; and
●	an increase of $2.0 million in facilities costs for our corporate offices and fulfillment centers, primarily driven by the purchase and subsequent retirement of carbon offsets during the three months ended March 31, 2022 in order to fulfill our commitment to being carbon neutral as of March 31, 2022.

As a percentage of net revenue, product, technology, general and administrative expenses increased 490 basis points to 33.8% for the six months ended June 30, 2022 from 28.9% for the six months ended June 30, 2021, primarily due to investments to support our business and execute on key business initiatives.

Depreciation and Amortization

	Six Months Ended
	June 30,
	2022	2021	% Change

	(In thousands)
Depreciation and amortization	$10,868	$11,232	(3)%
% of net revenue	4.5%	4.4%

Depreciation and amortization decreased by $0.2 million, or 3%, to $10.9 million for the six months ended June 30, 2022 from $11.2 million for the six months ended June 30, 2021. This decrease was primarily driven by lower investments. As a percentage of net revenue, depreciation and amortization increased to 4.5% for the six months ended June 30, 2022 from 4.4% for the six months ended June 30, 2021.

Income (Loss) from Operations

	Six Months Ended
	June 30,
	2022	2021	% Change

	(In thousands)
Income (loss) from operations	$(60,985)	$(26,302)	132%
% of net revenue	(25.2)%	(10.4)%

Income (loss) from operations for the six months ended June 30, 2022 and 2021 was $(61.0) million and $(26.3) million, respectively. This change was due to an increase in operating expenses of $23.0 million, and a decrease in net revenue of $11.7 million. As a percentage of net revenue, income (loss) from operations was (25.2)% and (10.4)% for the six months ended June 30, 2022 and 2021, respectively. This change was primarily driven by increases as a percentage of net revenue in marketing expenses, product, technology, general and administrative expenses, cost of goods sold, excluding depreciation and amortization, and depreciation and amortization, for the reasons set forth above.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt for the six months ended June 30, 2022 and 2021 was $0.7 million and $(4.1) million, respectively. This change was due to the extinguishment gain recorded upon the termination of the financing agreement in May 2022, as compared to the extinguishment loss recorded upon the amendment of the financing agreement in May 2021.

Interest Income (Expense), Net

Interest income (expense), net for the six months ended June 30, 2022 and 2021 was $(3.2) million and $(4.4) million, respectively. This change was primarily due to the payment of $0.5 million of the closing fee and the derecognition of $0.4 million unamortized debt issuance costs recorded in conjunction with the release of the 2021 Term Loan during the three months ended June 30, 2021, as well as decreased interest expense incurred on outstanding borrowings of $0.3 million

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2022 and 2021 was $2.0 million and $0.5 million, respectively. This change consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period, as well as the gain recorded upon its derecognition.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the six months ended June 30, 2022 and 2021 reflects state income taxes in a jurisdiction for which net operating losses were not available to offset our tax obligation.

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

We define adjusted EBITDA as net income (loss) before interest income (expense), net, gain (loss) on extinguishment of debt, other income (expense), net, benefit (provision) for income taxes, depreciation and amortization, and share-based compensation expense. We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business.

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

Our adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable GAAP equivalent. Some of these limitations are:

●	adjusted EBITDA excludes share-based compensation expense, as share-based compensation expense has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
●	adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
●	adjusted EBITDA excludes gains and losses on extinguishments of debt, as these primarily represent non-cash accounting adjustments;
●	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
●	adjusted EBITDA does not reflect other (income) expense, net as this represents changes in the fair value of the Blue Torch warrant obligation as of each reporting period, which must be settled either in cash, harming our liquidity, or our Class A common shares, resulting in dilution to our stockholders;
●	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
●	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

Our free cash flow is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of free cash flow rather than net cash from (used in) operating activities, which is the most directly comparable GAAP equivalent. Some of these limitations are:

●	free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations, such as debt repayments or capital lease obligations, that are not deducted from the measure; and
●	other companies, including companies in our industry, may calculate free cash flow differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, adjusted EBITDA and free cash flow together with other financial information presented in accordance with GAAP.

The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(23,123)	$(18,587)	$(61,572)	$(34,308)
Share-based compensation	1,704	3,146	3,877	5,465
Depreciation and amortization	5,464	5,612	10,868	11,232
Loss (gain) on extinguishment of debt	(650)	4,089	(650)	4,089
Interest (income) expense, net	1,435	2,731	3,205	4,439
Other (income) expense, net	(387)	(548)	(2,033)	(548)
Provision (benefit) for income taxes	54	10	65	26
Adjusted EBITDA	$(15,503)	$(3,547)	$(46,240)	$(9,605)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(18,322)	$1,073	$(47,120)	$(10,878)
Purchases of property and equipment	(1,664)	(1,263)	(2,985)	(3,009)
Free cash flow	$(19,986)	$(190)	$(50,105)	$(13,887)

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable, net, restricted cash, and working capital as of the dates indicated:

	June 30,	December 31,
	2022	2021

	(In thousands)
Cash and cash equivalents	$54,028	$82,160
Accounts receivable, net	$276	$234
Related party receivables	$10,000	$—
Restricted cash included in Prepaid expenses and other assets	$369	$608
Restricted cash included in Other noncurrent assets	$1,069	$829
Working capital (1)	$(34,928)	$(30,399)

(1)	We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities (excluding the current portion of long-term debt and the current Blue Torch warrant obligation).

Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers, investments in sustainability efforts, and investment in marketing to support the execution of our growth strategy. Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and cash generated through financing activities, as discussed below.

Equity Financing Transactions

April 2022 Private Placements

On April 29, 2022, we entered into a purchase agreement with RJB Partners LLC (“RJB”)(the “RJB April 2022 Purchase Agreement”), an affiliate of Joseph N. Sanberg, one of our existing stockholders. The RJB April 2022 Purchase Agreement provided for, among other things, 3,333,333 shares of Class A common stock for an aggregate purchase price of $40.0 million (or $12.00 per share). Long Live Bruce, LLC, an affiliate of Joseph N. Sanberg, was assigned RJB’s rights to 1,666,667 shares of Class A common stock for an aggregate purchase price of $20.0 million under the RJB April 2022 Purchase Agreement, which was issued and sold concurrently with the execution of the purchase agreement (the “first closing”). The remainder of the Class A common shares under the RJB April 2022 Private Placement Agreement were to be issued and sold under a second closing, initially expected to close by May 30, 2022 by May 30, 2022 or such other date as agreed to by the parties.

In addition, on April 29, 2022, we entered into a purchase agreement with Linda Findley (the “Findley April 2022 Private Placement”), one of our directors and our President and Chief Executive Officer, under which we agreed to issue and sell to Ms. Findley in a separate private placement, which closed concurrently with the execution of the first closing, 41,666 shares of Class A common stock for an aggregate purchase price of $0.5 million (or $12.00 per share).

The first closing of the RJB April 2022 Purchase Agreement and the Findley April 2022 Private Placement (collectively, the “April 2022 Private Placements”) resulted in $20.1 million of proceeds, net of issuance costs.

On August 7, 2022, we amended the RJB April 2022 Purchase Agreement, pursuant to which RJB agreed to purchase from us (i) the 1,666,667 shares of Class A common stock under the initial RJB April 2022 Purchase Agreement at a price of $5.00 per share, instead of $12.00 per share, and (ii) an additional 8,333,333 shares of Class A common stock at a price of $5.00 per share, for an aggregate purchase price of $50.0 million and 10,000,000 shares of Class A common stock in total, as well as agreeing to extend the date of the second closing to on or before August 31, 2022. We expect to invest these proceeds in our long-term growth plan, or for general corporate purposes. We may use up to $25.0 million for strategic purposes aimed at enhancing shareholder value, including exploring share buybacks. RJB’s obligation to complete the second closing is not subject to closing conditions, and, pursuant to such amendment, Joseph N. Sanberg has agreed to personally guarantee the payment of the aggregate purchase price of $50.0 million.

We are using the net proceeds of the April 2022 Private Placements and intend to use those from the second closing to support the execution of our growth strategy and for other working capital and general corporate purchases, in addition to the purposes noted above.

February 2022 Private Placement

On February 14, 2022, we entered into a purchase agreement with RJB, under which we agreed to issue and sell to RJB units of Class A common stock and warrants to purchase shares of Class A common stock in a private placement (the “February 2022 Private Placement”) which closed concurrently with the execution of the purchase agreement for an aggregate purchase price of $5.0 million (or $14.00 per unit). In the aggregate, RJB received (i) 357,143 shares of Class

A common stock, and (ii) warrants to purchase 500,000 shares of Class A common stock at various exercise prices of $15.00 per share, $18.00 per share, and $20.00 per share, resulting in $4.8 million of proceeds, net of issuance costs.

The net proceeds of the February 2022 Private Placement were used for working capital and general corporate purposes, including to continue to execute our growth strategy.

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

The net proceeds of the 2021 Capital Raise were used for general corporate purposes, primarily consisting of (i) an acceleration and expansion of our growth strategy, (ii) an acceleration of certain of our environmental and sustainability initiatives, including the achievement of our goal of carbon neutrality by March 31, 2022, and (iii) increased investments in our hourly employees, including raising the base hourly compensation rate to at least $18 per hour for employees in October 2021, as well as enhancing our employee benefits and programs.

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

As of June 30, 2022, $15.0 million of our Class A common stock, preferred stock, debt securities and/or warrants remain available for issuance under the 2020 Shelf.

Debt financing transactions

On October 16, 2020, we entered into a financing agreement which provided for a senior secured term loan in the aggregate principal amount of $35.0 million (the “2020 Term Loan”). The 2020 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 8.00% per annum, with the principal amount repayable in equal quarterly installments of $875,000 through December 31, 2022, and the remaining unpaid principal amount of the 2020 Term Loan due on March 31, 2023.

On May 5, 2021 (the “closing date”), we amended the financing agreement (the “Amendment”), which modified certain provisions of the financing agreement, such as increasing the interest rate margin on the 2020 Term

Loan by 1.00% per annum, resulting in the 2020 Term Loan bearing interest, from and after the closing date, at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum. In addition, the Amendment provided for a $5.0 million term loan (the “2021 Term Loan”) that was funded into an escrow account and subsequently released in full from the escrow account to the lenders upon our completion of an underwritten public offering in June 2021.

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

Upon receiving a minimum specified bond rating after the issue date, as specified within the terms of the note purchase agreement, the senior secured notes bear interest at a rate equal to 8.875% per annum, payable in arrears on June 30 and December 31 of each calendar year. The senior secured notes will amortize semi-annually in equal installments of $1.5 million beginning on December 31, 2025, with the remaining unpaid principal amount of the senior secured notes due on May 5, 2027.

The note purchase agreement contains two financial maintenance covenants:

●	a minimum liquidity covenant of:
i.	for any date prior to or ending on June 30, 2022, including those within required cash flow forecasts provided to the noteholders, $15.0 million; and
ii.	for any date thereafter, including those within required cash flow forecasts provided to the noteholders:
●	$15.0 million if our most recent Asset Valuation (as defined in the note purchase agreement) is greater than $25.0 million;
●	$20.0 million if our most recent Asset Valuation is greater than $20.0 million but less than $25.0 million; or
●	$25.0 million if our most recent Asset Valuation is less than or equal to $20.0 million, or is as of yet uncompleted; and
●	a covenant requiring us to maintain a minimum Asset Coverage Ratio (as defined in the note purchase agreement) of at least 1.25 to 1.00.

As of the date of this Quarterly Report on Form 10-Q, our initial Asset Valuation has not been completed, with the minimum liquidity covenant therefore currently set at $25.0 million. Subsequent to the initial report, the Asset Valuation is required to be provided to the noteholders no later than 30 days after June 30 and December 31 of each fiscal year.

We have also agreed to use commercially reasonable efforts to cause 90% of the packaging for our meal kit boxes to be recyclable, reusable, or compostable (the “ESG KPI Goal”); the failure to achieve the ESG KPI Goal prior to the date on which the senior secured notes are repaid will require us to pay a fee equal to 1% of the principal amount of the senior secured notes.

The note purchase agreement contains additional restrictive covenants and affirmative and financial reporting covenants restricting our and our subsidiaries’ activities. Restrictive covenants include limitations on the incurrence of indebtedness and liens, restrictions on affiliate transactions, restrictions on the sale or other disposition of collateral, and limitations on dividends and stock repurchases.

Total outstanding debt, net of debt issuance costs and issued letters of credit outstanding were $27.7 million and $1.4 million, respectively, as of June 30, 2022, and $29.4 million and $1.4 million, respectively, as of December 31,

2021. In addition, as of June 30, 2022, we were in compliance with all of the covenants under the note purchase agreement.

Known Liquidity Trends

Management considered conditions and events that could raise substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of this Quarterly Report on Form 10-Q, and considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and our conditional and unconditional obligations before such date.

We have a history of significant net losses, including $61.6 million and $34.3 million for the six months ended June 30, 2022, and 2021, respectively, and operating cash flows of $(47.1) million and $(10.9) million for the six months ended June 30, 2022, and 2021, respectively. Our current operating plan indicates we will continue to incur net losses and generate negative cash flows from operating activities.

In addition to the financing transactions discussed above, on May 5, 2022, we entered into a gift card sponsorship agreement (the “May Sponsorship Gift Cards Agreement”) with an affiliate of Joseph N. Sanberg, pursuant to which such affiliate agreed to pay us a $20.0 million net sponsorship fee to support a marketing program through which we will distribute gift cards, at our sole discretion, in order to support our growth strategy. On August 7, 2022, we amended the May Sponsorship Gift Cards Agreement to extend the funding date to on or before August 31, 2022, and pursuant to which, Joseph N. Sanberg personally guaranteed his affiliate’s obligation.

Without the liquidity provided by the second closing of the RJB April 2022 Purchase Agreement and the funding of the May Sponsorship Gift Cards Agreement (collectively, the “liquidity transactions”), our forecast of future cash flows indicates that such cash flows would not be sufficient for us to maintain compliance under our minimum liquidity covenant for a period of twelve months following the issuance date of this Quarterly Report on Form 10-Q, which would result in an event of default under the note purchase agreement. Upon such event of default, the noteholders could declare all outstanding principal and interest be due and payable immediately and foreclose against the assets securing the borrowings. If we would be unable to obtain a waiver or successfully renegotiate the terms of its note purchase agreement, and the noteholders enforced one or more of their rights upon default, we would be unable to meet our current obligations.

While management was able to obtain personal guarantees from Joseph N. Sanberg relating his affiliates’ obligations to fund the liquidity transactions via the executed amendments noted above, which upon receipt of such proceeds would alleviate substantial doubt, there is no assurance that the liquidity transactions will be consummated in a timely manner, in amounts that are sufficient to maintain our compliance under our minimum liquidity covenant, or on acceptable terms to us, or at all. Although we have been reviewing a number of potential alternatives regarding maintaining compliant with our minimum liquidity covenant, including cost reduction initiatives, renegotiating the terms of our note purchase agreement, and/or alternative sources for additional financing, such alternatives may not be achievable on favorable conditions, or at all, and these conditions and events in the aggregate raise substantial doubt regarding our ability to continue as a going concern.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated:

	Six Months Ended
	June 30,
	2022	2021

	(In thousands)
Net cash from (used in) operating activities	$(47,120)	$(10,878)
Net cash from (used in) investing activities	(2,874)	(1,707)
Net cash from (used in) financing activities	21,863	19,172
Net increase (decrease) in cash, cash equivalents, and restricted cash	(28,131)	6,587
Cash, cash equivalents, and restricted cash–beginning of period	83,597	45,842
Cash, cash equivalents, and restricted cash–end of period	$55,466	$52,429

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income (loss) adjusted for primarily non-cash items and changes in operating assets and liabilities.

For the six months ended June 30, 2022, net cash from (used in) operating activities was $(47.1) million and consisted of net income (loss) of $(61.6) million, partially offset by non-cash items of $12.9 million and a net change in operating assets and liabilities of $1.6 million. Changes in operating assets and liabilities were primarily driven by increases in accounts payable, the current portion of related party payables, deferred revenue, and related party payables of $27.0 million, partially offset by increases in related party receivables, inventories, other noncurrent assets and liabilities of $21.3 million and a decrease in accrued expenses and other current liabilities of $3.9 million.

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

For the six months ended June 30, 2022, net cash from (used in) investing activities was $(2.9) million and consisted primarily of $(3.0) million for purchases of property and equipment, of which approximately $(1.7) million relates to capitalized software costs, to support business initiatives and ongoing product expansion, partially offset by $0.1 million of proceeds from the sales of fixed assets.

In the future we expect to incur capital expenditures primarily related to the execution of our growth strategy and to further optimize and drive efficiency in our operations and capitalized software costs. As of June 30, 2022, our projected capital expenditures are expected to amount to approximately $5.0 million to $7.0 million in the aggregate over the next 12 months. The timing and amount of our projected expenditures is dependent upon a number of factors, including our ability to successfully execute our growth strategy, and may vary significantly from our estimates.

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

For the six months ended June 30, 2022, net cash from (used in) financing activities was $21.9 million and consisted primarily of the net proceeds relating to our debt, equity, and warrant issuances, partially offset by repayments of debt and payments of debt and equity issuance costs.

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

Our free cash flow was $(50.1) million and $(13.9) million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, free cash flow consisted of $(47.1) million of net cash from (used in) operating activities and $(3.0) million for purchases of property and equipment, of which approximately $(1.7) million relates to capitalized software costs. For the six months ended June 30, 2021, free cash flow consisted of $(10.9) million of net cash from (used in) operating activities and $(3.0) million for purchases of property and equipment, of which approximately $(1.2) million relates to capitalized software costs. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

Contractual Obligations

Other than the borrowings disclosed above in the "Debt Financing Transactions” section and changes which occur in the normal course of business, as of June 30, 2022, there were no other significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, except for operating leases and letters of credit entered into in the normal course of business as discussed above.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

Our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern because the second closing of the RJB April 2022 Private Placement and the funding of the May Gift Card Sponsorship have not yet occurred on the time frames contemplated in each of those agreements. If such transactions, as amended and described below, do not close as expected and we do not find alternate financing, we will be in breach of our minimum liquidity covenant under our senior secured notes within the next 12 months.

As of the date of this Quarterly Report on Form 10-Q, we have not closed the $20.0 million second closing as contemplated by the RJB April 2022 Private Placement Purchase Agreement, pursuant to which we agreed to issue and sell to RJB, and RJB agreed to purchase from us, 1,666,667 shares of Class A common stock for an aggregate purchase price of $20.0 million or ($12.00 per share). Additionally, as of the date of this Quarterly Report on Form 10-Q, we have not received the $20.0 million gift card receivable owed to us from an affiliate of Joseph N. Sanberg, pursuant to a May Gift Card Sponsorship Agreement. On August 7, 2022, we amended the RJB April 2022 Private Placement Purchase Agreement regarding the second closing, pursuant to which (i) the parties agreed to extend the date of the second closing to August 31, 2022 or such earlier date as may be mutually agreed to by the parties and (ii) RJB agreed to purchase from the Company (i) the 1,666,667 shares of Class A common stock under the initial RJB April 2022 Purchase Agreement at a price of $5.00 per share, instead of $12.00 per share, and (ii) an additional 8,333,333 shares of Class A common stock at a price of $5.00 per share, for an aggregate purchase price of $50.0 million and 10,000,000 shares of Class A common stock in total. In addition, pursuant to the amendment to the RJB April 2022 Private Placement Purchase Agreement, Joseph N. Sanberg agreed to personally guarantee the payment of the aggregate purchase price of $50.0 million. In addition, on August 7, 2022, we amended the May Gift Card Sponsorship Agreement to provide for a personal guarantee by Joseph N. Sanberg of its affiliates obligation to fund the $20.0 million net sponsorship fee pursuant to the Gift Card Sponsorship Agreement. We expect both the second closing of the RJB April 2022 Private Placement and the funding of the May Sponsorship Gift Cards to occur on or before August 31, 2022.

If these transactions do not close as expected, and we are unable to raise additional capital from other financing sources, we believe that our available cash, cash equivalents and short-term investments will not be sufficient to allow us to maintain compliance with the minimum liquidity covenant in our senior secured notes, currently set at $25.0 million, which would, if that minimum liquidity covenant is not met as of the applicable measurement date, result in an event of default under our senior secured notes. Upon such event of default, under our senior secured notes, the noteholders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings and could enforce one or more of their other rights. In that case, we could be forced to commence a bankruptcy or take other defensive action, which would materially adversely affect our business, financial condition and operating results.

Primarily as a result of the timing of the second closing of the RJB April 2022 Private Placement and the funding of the May Gift Card Sponsorship transaction, there is substantial doubt about our ability to continue as a going concern for twelve months following the issuance date of the consolidated financial statements as of and for the three and six months ended June 30, 2022.

Our ability to continue as a going concern requires us to have sufficient capital to meet our minimum liquidity covenant, as well as to continue to make investments and to fund our operations. Because our operating revenues alone are not expected to provide us with sufficient capital to meet our minimum liquidity covenant for the twelve months following the date of this report in the near term based on our current operating plans and programs, we are dependent upon our ability to receive the amounts from the second closing of the RJB April 2022 Private Placement and the funding of the May Gift Cards Sponsorship transaction as expected or our ability to obtain additional funding or adjust operating plans or programs and associated spending. Absent additional funding or operating adjustments, we cannot assure you that our future cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our operations or any future growth, including to attract and retain customers. If such financing is not available and such operating adjustments cannot be made, or we are unable to refinance our senior secured notes, on satisfactory terms or at all, we may be unable to operate our business, develop new business or execute on our strategic plan to sustain net revenue growth, in each case at the rate desired or at all, and our operating results would suffer. Additionally, new debt financing may increase expenses, contain covenants that further restrict the operation of our business, and will need to be repaid regardless of operating results. For example, covenants contained in our senior secured notes include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments. Our senior secured notes also require us to make quarterly interest payments (and quarterly principal payments starting in 2024). Equity financing, debt financing that is convertible into equity, or debt or equity financing in which we issue equity or derivative securities, such as the warrants issued to our prior lenders and issued in the rights offering and recent private placements, could result in dilution to our existing stockholders.

If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception. In the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $88.4 million, $46.2 million, and $61.1 million, respectively. We may incur substantial operating expenses in the future if we are able to increase marketing expenses throughout the remainder of 2022; however, our ability to increase marketing expenses is dependent upon our ability to close the second closing of the RJB April 2022 Private Placement and May Gift Card Sponsorship transaction as expected, or our ability to obtain additional funding. If we are unable to maintain or increase marketing spending, we may be unable to continue to attract new and retain existing customers, enhance our technology and infrastructure invest to optimize and drive efficiency in our distribution and fulfillment capabilities, and expand our product offerings and we may not succeed in increasing our customer count, net revenue and margins sufficiently to offset our expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. For the six months ended June 30, 2022 and 2021, we incurred net losses of $61.6 million and $34.3 million, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we have begun to and plan to continue to increase marketing spend in 2022 to continue to attract new and retain existing customers, enhance our technology and infrastructure invest to optimize and drive efficiency in our distribution and fulfillment capabilities, and expand our product offerings. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our customer count, net revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. We also incur significant expenses in operating our fulfillment centers, including personnel costs, obtaining and storing ingredients and other products, and developing our technology and we have seen, and may continue to see, as a result of inflation or other factors, higher ingredient, shipping and labor costs, which have, and could continue to have, a negative impact on margins. In addition, many of our expenses, including the costs associated with our fulfillment centers, are fixed. Accordingly, we may not be able to achieve or maintain profitability, maintain efficient variable margins, and we may incur significant losses for the foreseeable future.

We may be unable to successfully execute our growth strategy. If we fail to cost-effectively acquire new customers or retain our existing customers or if we fail to derive profitable net revenue from our customers, our business would be materially adversely affected.

Our growth strategy, and our ability to grow net revenue and operate profitably depends largely on our ability to cost-effectively acquire new customers, retain existing customers, and to keep customers engaged so that they continue to purchase products from us, including our higher value offerings. If we are unable to cost-effectively acquire new customers, retain our existing customers, or keep customers engaged, our business, financial condition and operating results would be materially adversely affected. For example, the number of our customers declined to approximately 349,000 in the three months ended June 30, 2022 from approximately 375,000 in the three months ended June 30, 2021, and our net revenue remained relatively flat at $124.2 million from $124.0 million in that same period (after giving effect to a one-time $10.0 million bulk purchase to an enterprise customer in the three months ended June 30, 2022). While we experienced an increase in demand starting in 2020 due, in part, to the impact the COVID-19 pandemic has had on consumer behaviors, we saw a decrease in demand in 2021 over 2020 as more normal consumer behaviors patterns started to return. In addition, if, as a result of the COVID-19 pandemic or otherwise, we face significant disruptions in our supply chain, are unable to continue to operate one or more of our fulfillment centers or are unable to timely deliver orders to our customers, we may not be able to retain our customers or attract new customers. Further, to meet increased demand and eliminate complexity in our operations during 2020, we cut back on or delayed certain product offerings and we delayed the launch of other new product offerings that are part of our growth strategy, and if we need to cut back or delay certain product offerings in the future as a result of, supply chain issues, the pandemic or otherwise, there could be an adverse effect on our ability to retain or attract customers.

We have historically spent significant amounts on advertising and other marketing activities, such as digital and social media, television, radio and podcasts, direct mail, and email, to acquire new customers, retain and engage existing customers, and promote our brand. While we have reduced our marketing expenditures from historic levels, in late 2019, during parts of 2020 and 2021, we increased marketing expenditures to more normal levels. In the fourth quarter of 2021, using a portion of the proceeds from the equity capital raised closed in the fourth quarter of 2021, we significantly increased our marketing expenses and may continue to do so in future periods compared to prior year periods, and for marketing expense to continue to comprise a significant portion of our operating expenses. However, our ability to increase marketing expenses is dependent upon our ability to close the May Sponsorship Gift Cards transaction and the second closing of the RJB April 2022 Private Placement as expected or our ability to obtain additional funding. For the years ended December 31, 2021, 2020, and 2019, our marketing expenses were $72.1 million, $49.9 million, and $48.1 million, respectively, representing approximately 15.3%, 10.8%, and 10.6% of net revenue, respectively. For the three months ended June 30, 2022 and 2021, our marketing expenses were $21.8 million and $16.3 million, respectively, representing approximately 17.5% and 13.2% of net revenue, respectively. If we are unable to deliver results from our growth strategy on our anticipated timeline or at all, or otherwise effectively manage expenses and cash flows, we may reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the liquidity covenant under our senior secured notes, which may materially adversely impact net revenue and our ability to execute our growth strategy on our anticipated timeline or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, if we are able to close the May Sponsorship Gift Cards transaction and the second closing of the RJB April 2022 Private Placement as expected and able to continue to invest in our planned marketing expenditures we may fail to identify or execute cost efficient marketing opportunities as we adjust our investments in marketing, including our ability to successfully make new marketing technology investments on our planned timeline, if at all, in response to the ongoing elimination of cookie-based tracking, or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, including through an increased focus on partnerships, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. In addition, the increased demand we saw as a result of the impact the COVID-19 pandemic has had on consumer behaviors resulted in us, at times, temporarily reducing marketing spend for portions of 2020 in order to manage capacity. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third-party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results, as well as present a risk that we fail to comply with certain covenants under our senior secured notes, which could lead to an event of default under our senior secured notes.

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

If we fail to grow net revenue on our anticipated timeline or at all or effectively manage any future net revenue growth, or if we fail to effectively manage costs, our business could be materially adversely affected.

Our net revenue increased from $454.9 million in 2019 to $460.6 million in 2020 and $470.4 million in 2021. The number of our full-time employees increased from 1,635 at December 31, 2019 to 1,934 at December 31, 2020 and declined to 1,795 at December 31, 2021. As of June 30, 2022, we had 1,694 full-time employees. Our ability to grow net revenue is dependent upon our ability to close the May Sponsorship Gift Cards transaction and the second closing of the RJB April 2022 Private Placement as expected or our ability to obtain additional funding. As such, we expect that any reductions in marketing investments in the future will impact our net revenue If we are unable to grow net revenue on our anticipated timeline or at all, or if our net revenues decline, or if we do not effectively manage our costs, or if we fail to recognize the benefits of recent or any future price increases, or if we fail to accurately forecast net revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings may place additional demands on our operations teams and require significant additional financial, operational, human capital, technological and other resources to meet our needs, which may not be available in a cost-effective manner or at all. We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations. If we do not attain net revenue growth or if we do not effectively manage any future growth or costs, including as a result of inflation, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high quality product offerings, or maintain compliance with certain covenants in our senior secured notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

As of June 30, 2022, we had $30.0 million in outstanding borrowings under our senior secured notes. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations under the senior secured notes or to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to achieve and maintain net revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring us to dedicate a substantial portion of our cash flow from operations for payments on our indebtedness and thus reducing the availability of our cash flow to fund working capital, capital expenditures, business development, acquisitions and general corporate or other requirements; increasing our vulnerability to and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; increasing our vulnerability to general adverse conditions; restricting us from making acquisitions or cause us to make non-strategic divestures; placing us at a competitive disadvantage to less-leveraged competitors; and limiting our ability to obtain additional debt and equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes.

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

In addition, the note purchase agreement contains (i) a liquidity maintenance covenant, which requires our liquidity (as defined in the notes purchase agreement) to be no less than $15.0 million prior to June 30, 2022, which we have complied with, and $25.0 million thereafter (with future adjustments available to be made subject to the completion of an asset valuation delivered in the first and third quarter of each year such that if the asset valuation demonstrates a value greater than $20.0 million and less than $25.0 million, the liquidity amount shall be $20.0 million and if the asset valuation is greater than $25.0 million, the liquidity amount shall be $15.0 million) and (ii) an asset coverage ratio covenant, which requires our liquidity to be no less than 1.25:1.00 on each quarterly test date. As of the date of this Quarterly Report on Form 10-Q, the initial asset valuation has not been completed, and, accordingly, the company is currently subject to a $25.0 million liquidity covenant.

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

Our customers have a wide variety of options for purchasing food, including traditional and online grocery stores and restaurants, and consumer tastes and preferences may change from time to time, including as a result of the COVID-19 pandemic and the resulting restrictions that were affected throughout most of the United States, which limited some of these options for consumers. Our ability to retain existing customers, attract new customers and increase customer engagement with us will depend in part on our ability to successfully improve our customer experience, including by having sufficient funds to continue creating and introducing new product offerings, improving upon and enhancing our existing product offerings and strengthening our customers’ digital interactions with our brand and products, including online and mobile. As a result, we may introduce significant changes to our existing product offerings, develop and introduce new and unproven product offerings, revise our customers’ digital experiences and/or offer our products through new distribution channels. If our new or enhanced product offerings are unsuccessful, including because they fail to generate sufficient net revenue or operating profit to justify our investments in them, we may be unable to attract or retain customers, and our business and operating results could be materially adversely affected. Furthermore, new or shifting customer demands, tastes or interests, superior competitive offerings or a deterioration in our product quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model. In addition, we frequently experiment with and test different product offerings and marketing and pricing strategies, such as our implementation of a shipping charge on all subscription meal kit and wine orders in 2021 and our new meal and wine price increase implemented in the second quarter of 2022, as well as our customers’ digital experiences, including by updating our online and mobile platforms. If these experiments, tests and updates are unsuccessful, or if the product offerings and strategies we introduce based on the results of such experiments, tests and updates do not perform as expected, our ability to retain existing customers, attract new customers, and increase customer engagement may be adversely affected.

Developing and launching new product offerings or enhancements to our existing product offerings involves significant risks and uncertainties, including risks related to the reception of such product offerings by our existing and potential future customers, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast demand and related supply), inability to adequately support new offerings or enhancements with sufficient marketing investment and negative publicity in the event such new or enhanced product offerings are perceived to be unsuccessful. In addition, as a result of both the increased demand we saw as a result of the impact the COVID-19 pandemic had on consumer behaviors and due to pandemic-related labor shortages, in 2020 we delayed, and may in the future delay, launching certain new product offerings or cut back on certain weekly cycles in order to remove some operational complexities to meet demand levels, which may have an adverse effect on our ability to retain or attract new customers. For example, in response to the increase in demand as a result of the COVID-19 pandemic, in order to streamline our operations, we temporarily suspended additional menu options through much of the second quarter of 2020, such as returning to eight weekly options under our Two-Serving Plan instead of the eleven weekly options we had introduced in the third quarter of 2019, and delaying the national rollout of our Meal Prep Plan and other new initiatives. We have also closed certain weekly cycle offerings early to limit capacity. While we have reintroduced additional menu option variety back into our offerings and have launched new products, which increase complexity, we may not be able to meet customer demand if we are unable to fully operate our fulfillment centers due to labor shortages or planned or unplanned pauses in production. See “Our results could be materially and adversely affected by the COVID-19 pandemic in the United States” for more information.

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

If we do not successfully maintain, operate and optimize our fulfillment centers, or if we vacate these facilities, or repurpose parts of these facilities as part of our operating efficiency initiatives or otherwise, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business. For example, following the closure of the Arlington, Texas fulfillment center in the first half of 2020, we temporarily reopened it in January 2021 to leverage existing assets to meet forecasted demand while we continued to identify and implement other operating efficiencies in our other fulfillment centers; we then closed the Arlington fulfillment center in April 2021, consolidating production volume at our other fulfillment centers. We have encountered in the past, and may encounter in the future, both as a result of the COVID-19 pandemic and otherwise, higher levels of worker absenteeism and difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, causing us to use higher levels of temporary workers through third parties, generally at greater cost and providing lower levels of performance, and to cancel or delay customer orders and close some weekly offering cycles early to manage demand. If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, our customers may experience delays in receiving their meal deliveries, receive deficient orders and/or have their orders canceled, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results. In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short-term basis, whether as a result of COVID-19 or otherwise, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results.

If events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we may be required to recognize impairment charges on any of our assets. For example, in 2017 we recorded impairment charges of $9.5 million on long-lived assets primarily related to the transition of all of our Jersey City fulfillment center operations to our fulfillment center in Linden, New Jersey, as well as our decision to no longer pursue the planned build-out of the Fairfield, California facility, which lease was terminated on March 30, 2020. We also rely on fixed duration leases for our other real properties, including for our headquarters in New York, New York, which we entered into in October 2019 and expires in December 2024. If we are unable to timely enter into suitable lease agreements or extensions for any of our real properties, we may incur additional unanticipated costs associated with identifying and securing an alternative premise, suffer disruptions to our operations as a result of any necessary transition, face employee attrition or experience other harm to our business. In May 2021, we entered into an agreement to sublease the remainder of our Arlington fulfillment center, which sublease is expected to continue through the duration of our existing lease for the fulfillment center. See “We have implemented significant reorganization activities in our business, including the closure of our fulfillment center in Arlington, Texas in 2020. These and other reorganization activities could have long-term adverse effects on our business, including additional attrition in personnel and the failure to achieve the anticipated benefits and savings from these activities” for more information.

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

We may incur future capital expenditures in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures and risks related to such capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In executing our growth strategy and continuing to expand our product offerings and grow our customer base, we may be unable to effectively increase our fulfillment capacity or effectively control expansion related expenses. In addition, as we continue to execute our growth strategy, we may experience problems fulfilling orders in a timely manner or in a manner our customers expect, or our customers may experience delays in receiving their purchases, or, if we grow faster than anticipated, we may exceed our fulfillment center capacity sooner than we anticipate, any of which could harm our reputation and our relationships with our customers. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to continue to incur certain capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur. The timing and amount of our projected capital expenditures is dependent upon a number of factors and may vary significantly from our estimates. We cannot assure you that we will have sufficient capital resources to fund future capital expenditures or if any future capital expenditures will be timely or effectively integrated into our existing operations, any adjustments to production volume, including transitions between fulfillment centers, will be completed on an efficient and timely basis without adversely impacting our operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute on our strategic plans or recruit qualified managerial and operational personnel necessary to support our strategic plans. In addition, we intend to reduce spending on capital expenditures, to the extent needed, if we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, in order to comply with the financial covenants in our senior secured notes, which will negatively and materially impact net revenue and our ability to execute our growth strategy on our anticipated timeline, if at all. Any changes to our overall fulfillment capacity or existing fulfillment center operations will put pressure on our managerial, financial, operational, technological and other resources.

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

There has been increased focus, including by consumers, investors and other stakeholders, as well as by governmental and non-governmental organizations, on ESG matters. We have and plan to continue undertaking ESG initiatives. Any failure to meet our ESG commitments could negatively impact our business, financial condition and operating results. These impacts could be difficult and costly to overcome. We are also subject to an ESG covenant under our senior secured notes which may require us to pay a 1% penalty upon repayment of the senior secured notes if we fail to meet that covenant.

In addition, achieving our ESG initiatives may result in increased costs in our supply chain, fulfillment, and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. In addition, standards and research regarding ESG initiatives could change and become more onerous for both for us and our third-party suppliers and vendors to meet successfully. Evolving data and research could undermine our claims and beliefs that we have made in reliance on current research, which could also result in costs, a decrease in net revenue, and negative market perception that could have a material adverse effect on our business and financial condition.

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

We may also determine to take additional measures to reduce costs, especially if we do not close the May Sponsorship Gift Cards transaction and the second closing of the RJB April 2022 Private Placement as expected, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. For example, if we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, we intend to reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the minimum liquidity covenant in our senior secured notes, which will negatively and materially impact net revenue and our ability to execute our growth strategy. In addition, delays in implementing planned restructuring activities, unexpected costs, or the failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could materially adversely affect our business and operating and financial results.

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

Our business is seasonal in nature, which impacts the levels at which customers engage with our products and brand, and, as a result, the trends of our revenue and our expenses fluctuate from quarter to quarter. For example, prior to the effect of the economic and social impact of the COVID-19 pandemic, we historically anticipated that the first quarter of each year would generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we historically anticipated lower customer engagement. In addition, our marketing strategies and expenditures, which may be informed by these seasonal trends, will impact our quarterly results of operations. These seasonal trends may cause our net revenue and our cash requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. We believe that these seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the impact that the COVID-19 pandemic or other macroeconomic trends such as inflation may have on seasonality. Our past net revenue growth, due in part to the impact of the COVID-19 pandemic on consumer behaviors, masked seasonality, but if our net revenue declines or if it increases at a moderate rate, or if seasonal spending by our customers becomes more pronounced, seasonality could have a more significant impact on our operating results from period to period. In addition, in the first and second quarters of 2022, we entered into sponsorship agreements with a related party under which we agreed to issue $29.0 million of gift cards (net of promotional discounts), which may result in higher levels of card breakage revenue which may inflate net revenue or mask seasonality in future periods. As of the date of this Quarterly Report on Form 10-Q, we have not yet received $20.0 million relating to the May Sponsorship Gift Cards transaction, which is now expected to be received by August 31, 2022. See Notes 13 and 16 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

We, or our third-party vendors on our behalf, collect, process, store and transmit substantial amounts of information, including information about our customers and suppliers. We take steps to protect the security and integrity of the information we collect, process, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite such efforts. Security breaches, computer malware, computer hacking attacks and other compromises of information security measures have become more prevalent in the business world and may occur on our systems or those of our vendors in the future. Large Internet companies and websites have from time to time disclosed sophisticated and targeted attacks on portions of their websites, and an increasing number have reported such attacks resulting in breaches of their information security. We and our third-party vendors are at risk of suffering from similar attacks and breaches. Although we take steps to maintain confidential and proprietary information on our information systems, these measures and technology may not adequately prevent security breaches and we rely on our third-party vendors to take appropriate measures to protect the security and integrity of the information on those information systems. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. In addition, we have experienced, and may experience in the future, a “credentials stuffing” incident, which is where a third party is able to illicitly obtain a customer’s identification and password credentials on the dark web to access a customer’s account and certain account data. We have also experienced, and may experience in the future, fraudulent use of promotional coupons or gift card codes.

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

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, droughts and other adverse weather and climate conditions; crop pests or diseases; animal diseases; unforeseen public health crises, such as pandemics and epidemics, such as the COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability or uncertainty; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our suppliers or vendors. In particular, these types of events could impact our supply chain from or to the impacted region given our dependency on frequent deliveries of ingredients and other products from a variety of local, regional and national suppliers. In addition, these types of events could adversely affect consumer spending in the impacted regions or our ability to deliver our products to our customers safely, cost-effectively or at all. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.

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

In some instances we may be responsible or held liable for the activities and compliance of our third-party vendors and suppliers, despite limited visibility into their operations. Although we monitor and carefully select our third-party vendors, suppliers, or other strategic partners, they may fail to adhere to regulatory standards, our safety and quality standards or labor and employment practices, and we may fail to identify deficiencies or violations on a timely basis or at all. In addition, a statute in California called the Transparency in Supply Chains Act of 2010 requires us to audit our suppliers with respect to certain risks related to slavery and human trafficking and to mitigate any such risks in our operations, and any failure to disclose issues or other non-compliance could subject us to action by the California Attorney General.

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

The decision of the U.S. Supreme Court in South Dakota v. Wayfair, Inc., discussed above, permits state and local jurisdictions, in certain circumstances, to impose sales and use tax collection obligation on remote vendors, and a number of states have already begun imposing such obligations on Internet vendors and online marketplaces. In addition, due to the global nature of the Internet, it is possible that various states might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the federal, state, and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised federal, state, or local tax regulations may subject us or our customers to additional sales, income, and other taxes. New or revised taxes and, in particular, sales taxes, value added taxes and similar taxes (including sales and use taxes that we may be required to collect as a result of the Wayfair decision) are likely to increase costs to our customers and increase the cost of doing business online (including the cost of compliance processes necessary to capture data and collect and remit taxes), and such taxes may decrease the attractiveness of purchasing products over the Internet. Any of these events could materially adversely affect our business, financial condition and operating results.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	the level of demand for our service offerings and our ability to maintain and increase our customer base, including our ability to maintain higher levels of demand that may result from our growth strategy and/or from the impact the COVID-19 pandemic has had on consumer behaviors;
●	the timing and success of new service introductions by us or our competitors or any other change in the competitive landscape of our market;
●	the mix of products sold;
●	order rates by our customers;
●	pricing pressure as a result of competition or otherwise;
●	delays or disruptions in our supply chain;

●	our ability to reduce costs;
●	errors in our forecasting of the demand for our products, which could lead to lower net revenue or increased costs;
●	seasonal or other variations in buying patterns by our customers;
●	changes in and timing of sales and marketing and other operating expenses that we may incur;
●	levels of customer credits and refunds;
●	adverse litigation judgments, settlements or other litigation related costs;
●	food safety concerns, regulatory proceedings or other adverse publicity about us or our products;
●	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write downs;
●	changes in consumer tastes and preferences and consumer spending habits; and
●	general economic conditions.

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

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If the analyst(s) covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our stock could decline. Since December 31, 2018, twelve of the analysts who formerly covered our stock have ceased to cover our stock and we currently have only three analysts covering our stock, two of whom have commenced coverage in recent weeks. If these remaining analysts cease to cover our stock and other analysts do not begin to cover our stock, we could lose additional visibility in the market for our stock, which in turn could cause our stock price to decline further. The trading market for our Class A common stock is influenced by the research and reports that industry or financial analysts publish about us or our business. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analyst will provide favorable coverage. A lack of research coverage or adverse coverage may negatively impact the market price of our Class A common stock. In addition, if one or more of the analysts covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our Class A common stock could decline.

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

As of June 30, 2022, Mr. Sanberg and his affiliates beneficially own an aggregate of 17.6 million shares of our outstanding Class A common stock (including 9.0 million shares issuable upon exercise of warrants held by Mr. Sanberg’s affiliates), which collectively represent approximately 40.2% of our outstanding capital stock. The shares underlying the warrants are only entitled to voting rights upon exercise. In addition, we have agreed to issue RJB 10,000,000 additional shares of Class A common stock pursuant to the August 2022 amendment to the RJB April 2022 Private Placement Purchase Agreement which we expect to issue on or before August 31, 2022. Upon the issuance of the additional shares pursuant to the private placement amendment, Mr. Sanberg and his affiliates will own, assuming the exercise of his warrants, approximately 51.3% of our outstanding capital stock.

Pursuant to a purchase agreement (the “September Purchase Agreement”), with RJB and Mr. M. Salzberg, dated September 15, 2021, RJB is subject to a voting agreement, pursuant to which RJB agreed to cause all of our voting securities beneficially owned by it or certain of its affiliates, including Mr. Sanberg, in excess of 19.9% of the total voting power of our outstanding capital stock to be voted in proportion to, and accordance with, the vote of all of our stockholders, limiting the effective voting power of the securities beneficially held by Mr. Sanberg.

In addition, under the August 2022 amendment to the RJB April 2022 Private Placement Purchase Agreement, we have agreed, effectively immediately following, and contingent upon, the closing of the second closing of the RJB April 2022 Private Placement, to appoint one individual designated by Joseph N. Sanberg, which individual will be Alex Chalunkal, to serve as a Class III director on our board of directors. Under the terms of the August 2022 amendment to the RJB April 2022 Private Placement Purchase Agreement we are obligated to nominate Mr. Sanberg’s designee for election as a director until the expiration of the standstill period in the September 2021 Private Placement Agreement with RJB.

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

As of June 30 2022, an aggregate of 1,773,493 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act of 1933, or the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of June 30, the holders of an aggregate of approximately 18.4 million registrable securities have rights, subject to certain conditions, to include their securities in registration statements that we may file for ourselves or other stockholders. If we were to register these securities for resale, they could be freely sold in the public market. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

On April 29, 2022, in connection with a private placement with RJB, pursuant to the “April RJB Purchase Agreement”, we issued to (i) Long Live Bruce, LLC (“LLB”), which was assigned RJB’s rights to purchase the foregoing shares, an aggregate of 1,666,667 shares of Class A common stock. On April 29, 2022, in connection with a separate private placement with Linda Findley, a director and our President and Chief Executive Officer, pursuant to a purchase agreement (the “April Findley Purchase Agreement”), we issued to Ms. Findley an aggregate of 41,666 shares of Class A common stock. On April 29, 2022, (i) we and RJB entered into an amendment and restatement of the registration rights agreement entered into with RJB in connection with the February 2022 private placement, pursuant to which, among other things, RJB and its permitted transferees have the right to request that we file a shelf registration statement with respect to all or a portion of the shares Class A common stock purchased in connection with the April RJB Purchase Agreement and the shares of Class A common stock and shares underlying the warrants purchased in connection with the February Purchase Agreement, and (ii) a registration rights agreement with Ms. Findley, pursuant to which, among other things, Ms. Findley and her permitted transferees have the right to request that we file a shelf registration statement with respect to all or a portion of the shares of Class A common stock purchased in connection with the April Findley Purchase Agreement. On August 7, 2022 we and RJB entered into an amendment to the amended and restated registration rights agreement to include the shares expected to be issued to RJB by August 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On April 1, 2022, in connection with the amendment to our prior financing agreement entered into in May 2021, we issued warrants to purchase 236,073 shares of Class A common stock to certain lenders party to our prior financing agreement. The warrants had an exercise price of $0.01 per share. These warrants were exercised in full in the second quarter of 2022.

The issuance of the warrants was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act in that the transaction was by an issuer not involving any public offering. At issuance, the recipients of the warrants represented that they were “accredited investors” and represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In connection with the grant of the warrants, we filed a registration statement on Form S-3 on April 15, 2022, registering the resale of the shares of Class A common stock issuable upon exercise of the warrants on a delayed or continuous basis and such registration statement was declared effective on January 28, 2022. We did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts and commissions, in connection with the issuance of the warrants.

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

10.1

Purchase Agreement, dated as of April 29, 2022, by and between Blue Apron Holdings, Inc. and RJB Partners LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2022)

10.2

Amendment No. 1 to Purchase Agreement, dated as of August 7, 2022, by and between Blue Apron Holdings, Inc., RJB Partners LLC and Joseph N. Sanberg (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2022)

10.3*	Waiver and Extension of Board Diversity Goal, dated as of June 22, 2022, by and between Blue Apron Holdings, Inc. and RJB Partners LLC

10.4

Purchase Agreement, dated as of April 29, 2022, by and between Blue Apron Holdings, Inc. and Linda Findley (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2022)

10.5

Amended and Restated Registration Rights Agreement, dated as of April 29, 2022, by and between Blue Apron Holdings, Inc. and RJB Partners LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2022)

10.6

Amendment No. 1 to Amended and Restated Registration Rights Agreement, dated as of August 7, 2022, by and between Blue Apron Holdings, Inc. and RJB Partners LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2022)

10.7

Registration Rights Agreement, dated as of April 29, 2022, by and between Blue Apron Holdings, Inc. and Linda Findley (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2022)

10.8*	Registration Rights Agreement, dated as of June 1, 2022, by and between Blue Apron Holdings, Inc. and Long Live Bruce, LLC
10.9

Note Purchase and Guarantee Agreement, dated as of May 5, 2022, among Blue Apron Holdings, Inc., The Bank of New York Mellon Trust Company and the other parties thereto (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Date: August 8, 2022	/s/ Linda Findley
Linda Findley
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 8, 2022	/s/ Randy J. Greben
Randy J. Greben
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)