Form 10-Q
period 2022-09-30
Blue Apron Holdings, Inc.
filed 2022-11-07
CIK 1701114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	39,578,600 shares outstanding as of October 15, 2022
Class B Common Stock, $0.0001 par value	0 shares outstanding as of October 15, 2022
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of October 15, 2022

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

●	the sufficiency of our cash resources and ability to operate as a going concern in the event that the RJB Partners, LLC private placement and the Joseph N. Sanberg affiliate gift card transaction do not close or we are unable to realize the anticipated benefits from identified, and to be identified, expense reductions or alternative financing options are not identified and consummated, our expectations regarding its expenses and revenue, our ability to foreclose upon the pledged securities securing the RJB private placement obligation in a private or other sale and receive proceeds sufficient to satisfy amounts owed to us from Mr. Sanberg’s affiliates, the outcome of discussions with our lenders in the event we breach a covenant under our note purchase agreement; our ability, including the timing and extent, to sufficiently manage costs and to fund investments in our operations in amounts necessary to maintain compliance with financial and other covenants under our indebtedness, while continuing to support the execution of our growth strategy on our anticipated timelines;
●	our ability, including the timing and extent, to successfully support the execution of our growth strategy, (including the ability to successfully increase marketing and technology improvements on our planned timeline, if at all), our ability to cost-effectively attract new customers and retain existing customers, including our ability to sustain any increase in demand, our ability to continue to expand our product offerings and distribution channels, our ability to sustain any increase in demand and/or our ability to continue to execute operational efficiency practices;
●	our expectations regarding, and the stability of, our supply chain, including potential shortages, interruptions or continued increased costs in the supply or delivery of ingredients, and parcel and freight carrier interruptions or delays and/or higher freight or fuel costs, as a result of inflation or otherwise;
●	our ability to further invest in marketing; changes in consumer behaviors, tastes, and preferences that could lead to changes in demand, including as a result of, among other things, the impact of inflation or other macroeconomic factors¸ and to some extent, long-term impacts on consumer behavior, and spending habits;
●	our ability to attract and retain qualified employees and personnel in sufficient numbers;

●	our ability to effectively compete;
●	our ability to maintain and grow the value of our brand and reputation;
●	any material and adverse impact of any resurgences and/or new variants of the COVID-19 virus on our operations and results, such as challenges in employee recruiting and retention, any prolonged closures, or series of temporary closures, of one or both of our fulfillment centers, supply chain or carrier interruptions or delays, and any resulting need to cancel or shift customer orders;
●	our ability to achieve our environmental, sustainability and corporate governance goals (“ESG”) on our anticipated timeframe, if at all;
●	our ability to maintain food safety and prevent food-borne illness incidents and our susceptibility to supplier-initiated recalls;
●	our ability to comply with modified or new laws and regulations applying to our business, or the impact that such compliance may have on our business;
●	our vulnerability to adverse weather conditions, natural disasters, wars, and public health crises, including pandemics;
●	our ability to protect the security and integrity of our data and protect against data security risks and breaches; and
●	our ability to obtain and maintain intellectual property protection.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,977	$82,160
Accounts receivable, net	19	234
Inventories, net	30,789	24,989
Prepaid expenses and other current assets	18,023	12,249
Total current assets	79,808	119,632
Property and equipment, net	97,346	108,355
Other noncurrent assets	6,984	3,719
TOTAL ASSETS	$184,138	$231,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,002	$27,962
Current portion of related party payables	3,000	—
Current portion of long-term debt	—	3,500
Accrued expenses and other current liabilities	28,955	31,951
Deferred revenue	20,866	7,958
Warrant obligation	—	8,001
Total current liabilities	81,823	79,372
Long-term debt	27,365	25,886
Facility financing obligation	35,799	35,886
Related party payables	2,500	—
Other noncurrent liabilities	8,359	10,509
TOTAL LIABILITIES	155,846	151,653
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 34,955,828 and 31,694,400 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	3
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class C capital stock, par value of $0.0001 per share — 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	782,125	746,564
Accumulated deficit	(753,836)	(666,514)
TOTAL STOCKHOLDERS’ EQUITY	28,292	80,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,138	$231,706

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenue	$109,665	$109,654	$351,653	$363,370
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	74,367	73,397	235,015	232,574
Marketing	17,291	14,852	66,981	51,108
Product, technology, general and administrative	36,980	35,237	118,747	108,590
Depreciation and amortization	5,350	5,507	16,218	16,739
Total operating expenses	133,988	128,993	436,961	409,011
Income (loss) from operations	(24,323)	(19,339)	(85,308)	(45,641)
Gain (loss) on extinguishment of debt	—	—	650	(4,089)
Interest income (expense), net	(1,416)	(1,864)	(4,621)	(6,303)
Other income (expense), net	—	(6,432)	2,033	(5,884)
Income (loss) before income taxes	(25,739)	(27,635)	(87,246)	(61,917)
Benefit (provision) for income taxes	(11)	(1)	(76)	(27)
Net income (loss)	$(25,750)	$(27,636)	$(87,322)	$(61,944)

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.74)	$(1.17)	$(2.59)	$(3.07)
Diluted	$(0.74)	$(1.17)	$(2.59)	$(3.07)
Weighted-average shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	34,853,137	23,709,639	33,747,813	20,196,442
Diluted	34,853,137	23,709,639	33,747,813	20,196,442

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
2022
Balance — December 31, 2021	31,694,400	$3	—	$—	$746,564	$(666,514)	$80,053
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	120,981	0	—	—	0	—	—
Issuance of common stock upon exercise of warrants	488,055	0	—	—	4,096	—	4,096
Issuance of common stock from the February 2022 Private Placement, net of issuance costs	357,143	0	—	—	4,809	—	4,809
Share-based compensation	—	—	—	—	2,233	—	2,233
Net income (loss)	—	—	—	—	—	(38,449)	(38,449)
Balance — March 31, 2022	32,660,579	$3	—	$—	$757,702	$(704,963)	$52,742
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	191,487	0	—	—	0	—	—
Issuance of common stock upon exercise of warrants	235,329	0	—	—	953	—	953
Issuance of common stock from the April 2022 Private Placements, net of issuance costs	1,708,332	0	—	—	20,027	—	20,027
Share-based compensation	—	—	—	—	1,799	—	1,799
Net income (loss)	—	—	—	—	—	(23,123)	(23,123)
Balance — June 30, 2022	34,795,727	$3	—	$—	$780,481	$(728,086)	$52,398
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	160,101	0	—	—	0	—	—
Share-based compensation	—	—	—	—	1,644	—	1,644
Net income (loss)	—	—	—	—	—	(25,750)	(25,750)
Balance — September 30, 2022	34,955,828	$3	—	$—	$782,125	$(753,836)	$28,292

2021
Balance — December 31, 2020	14,365,664	$1	3,493,791	$1	$642,106	$(578,133)	$63,975
Conversion from Class B to Class A common stock	100,000	0	(100,000)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	191,595	0	—	—	0	—	—
Share-based compensation	—	—	—	—	2,366	—	2,366
Net income (loss)	—	—	—	—	—	(15,721)	(15,721)
Balance — March 31, 2021	14,657,259	$1	3,393,791	$1	$644,472	$(593,854)	$50,620
Conversion from Class B to Class A common stock	83	0	(83)	(0)	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	138,389	0	—	—	0	—	—
Issuance of common stock, net of issuance costs	5,411,900	1	—	—	21,143	—	21,144
Share-based compensation	—	—	—	—	3,300	—	3,300
Net income (loss)	—	—	—	—	—	(18,587)	(18,587)
Balance — June 30, 2021	20,207,631	$2	3,393,708	$1	$668,915	$(612,441)	$56,477
Conversion from Class B to Class A common stock	3,393,708	0	(3,393,708)	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	151,445	0	—	—	—	—	—
Issuance of common stock from private placement, net of issuance costs	300,000	0	—	—	2,799	—	2,799
Share-based compensation	—	—	—	—	2,332	—	2,332
Net income (loss)	—	—	—	—	—	(27,636)	(27,636)
Balance — September 30, 2021	24,052,784	$2	—	$—	674,046	(640,077)	33,971

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(87,322)	$(61,944)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	16,218	16,739
Loss (gain) on disposal of property and equipment	135	(1,025)
Loss (gain) on extinguishment of debt	(650)	4,089
Loss (gain) upon derecognition of Blue Torch warrant obligation	(214)	—
Changes in fair value of warrant obligation	(1,819)	5,884
Changes in reserves and allowances	(183)	49
Share-based compensation	5,384	7,631
Non-cash interest expense	597	1,092
Changes in operating assets and liabilities:
Accounts receivable	210	(30)
Inventories	(5,623)	(5,356)
Prepaid expenses and other current assets	(6,188)	10,534
Accounts payable	1,028	13,001
Current portion of related party payables	3,000	—
Accrued expenses and other current liabilities	(4,296)	(16,460)
Deferred revenue	12,908	(924)
Related party payables	(3,828)	—
Other noncurrent assets and liabilities	2,500	(676)
Net cash from (used in) operating activities	(68,143)	(27,396)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,708)	(4,084)
Proceeds from sale of property and equipment	166	1,356
Net cash from (used in) investing activities	(4,542)	(2,728)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuances	28,200	—
Net proceeds from equity and warrant issuances	25,500	24,571
Repayments of debt	(30,625)	(2,625)
Payments of debt and equity issuance costs	(1,452)	(842)
Receipt of funds held in escrow	—	5,000
Release of funds held in escrow	—	(5,000)
Principal payments on capital lease obligations	(120)	(101)
Net cash from (used in) financing activities	21,503	21,003
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(51,182)	(9,121)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	83,597	45,842
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$32,415	$36,721

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$65	$61
Cash paid for interest	$4,091	$4,977
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under capital lease obligations	$325	$—
Non-cash additions to property and equipment	$299	$391
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$449	$392

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim Consolidated Financial Statements (the “Consolidated Financial Statements”) have been prepared on the same basis as the audited Consolidated Financial Statements, and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and December 31, 2021, results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “Annual Report”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Annual Report, except those additional significant policies as described within the accompanying notes to the Consolidated Financial Statements.

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

Results and Liquidity

The Company has a history of significant net losses, including $87.3 million and $61.9 million for the nine months ended September 30, 2022, and 2021, respectively, and operating cash flows of $(68.1) million and $(27.4) million for the nine months ended September 30, 2022, and 2021, respectively. The Company's current operating plan indicates it will continue to incur net losses and generate negative cash flows from operating activities.

As of September 30, 2022, the Company had cash and cash equivalents of $31.0 million and total outstanding debt of $27.4 million, net of unamortized debt issuance costs, all of which was classified as long-term debt. On October 6, 2022, the Company completed an “at-the-market” equity offering, pursuant to its universal shelf registration statement filed with the SEC on April 29, 2020. As a result of the offering, the Company issued and sold 4,622,772 shares of its Class A common stock, resulting in approximately $14.1 million of proceeds, net of commissions and offering costs.

Debt Covenants

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

As a result of the Company’s initial Asset Valuation completed on August 31, 2022, the minimum liquidity covenant is currently set at $25.0 million. The Company was in compliance with all of the covenants under the note purchase agreement as of September 30, 2022.

RJB Private Placement

On April 29, 2022, the Company entered into a purchase agreement with RJB Partners LLC (“RJB”)(the “RJB Purchase Agreement”), an affiliate of Joseph N. Sanberg, an existing stockholder of the Company. Under the agreement, the Company agreed to issue and sell 3,333,333 shares of Class A common stock for an aggregate purchase price of $40.0 million (or $12.00 per share), of which 1,666,666 shares of Class A common stock were issued and sold to an affiliate of Joseph N. Sanberg for an aggregate purchase price of $20.0 million concurrently with the execution of the agreement, and with the remainder to be issued and sold under a second closing, initially expected to close by May 30, 2022 or such other date as agreed to by the parties.

On August 7, 2022, the Company amended the RJB Purchase Agreement, pursuant to which RJB agreed to purchase from the Company (i) the 1,666,667 shares of Class A common stock remaining to be issued and sold under the initial RJB Purchase Agreement at a $5.00 price per share, instead of $12.00 per share, and (ii) an additional 8,333,333 shares of Class A common stock at a $5.00 price per share (the “RJB Second Closing”). Upon execution, the RJB Second Closing comprised in the aggregate a purchase price of $50.0 million and 10,000,000 shares of Class A common stock to be issued and sold, as well as agreeing to extend the date of the second closing to on or before August 31, 2022. In addition, pursuant to the amendment, Joseph N. Sanberg agreed to personally guarantee the payment of the aggregate purchase price.

On September 7, 2022, the Company further amended the RJB Purchase Agreement to extend the RJB Second closing date to September 30, 2022 or such earlier date as may be agreed to by the Company and RJB, and to change the price per share to $5.65 for the purchase of the 10,000,000 shares of Class A common stock remaining to be sold and issued, for an aggregate purchase price of $56.5 million (the “Outstanding Obligated Amount”).

On November 6, 2022, the Company entered into an agreement (the “Pledge Agreement”) with an affiliate of Joseph N. Sanberg, pursuant to which the Sanberg affiliate (i) guaranteed the Outstanding Obligated Amount and (ii) granted the Company security interests in certain privately-held companies (the “Pledged Shares”) in order to secure its obligation to pay the Outstanding Obligated Amount. If the Outstanding Obligated Amount remains unpaid after

November 30, 2022, or if the Sanberg affiliate breaches the Pledge Agreement prior to that date, the Company is permitted to exercise remedies in respect to the Pledged Shares.

See Note 16 for further details regarding the Pledge Agreement.

The RJB Second Closing has not closed as of the date of this Quarterly Report on Form 10-Q.

Sponsorship Gift Cards

On May 5, 2022, the Company entered into a gift card sponsorship agreement with an affiliate of Joseph N. Sanberg (the “Sponsorship Gift Cards Agreement”), pursuant to which such affiliate agreed to pay the Company a $20.0 million net sponsorship fee to support a marketing program through which the Company will distribute gift cards (the “May Sponsorship Gift Cards”), at the Company’s sole discretion, in order to support its growth strategy. On August 7, 2022, the Company amended the Sponsorship Gift Cards Agreement to extend the funding date to on or before August 31, 2022, and pursuant to which, Joseph N. Sanberg personally guaranteed his affiliate’s obligation.

On September 7, 2022, the Sponsorship Gift Cards Agreement was further amended to reduce the net sponsorship fee to $18.5 million and extend its due date to September 19, 2022. As of the date of this Quarterly Report on Form 10-Q, the Sanberg affiliate has paid $5.6 million of its commitment under said agreement, with $12.9 million remaining to be paid.

Management Evaluation

Without the liquidity provided by the RJB Second Closing and the funding of the remainder of the Sponsorship Gift Cards Agreement (collectively, the “liquidity transactions”), the Company's forecast of future cash flows indicates that such cash flows would not be sufficient for the Company to maintain compliance under its minimum liquidity covenant throughout the second half of the fourth quarter of 2022, which would result in an event of default under the note purchase agreement. Upon such event of default, the noteholders could declare all outstanding principal and interest be due and payable immediately and foreclose against the assets securing the borrowings. If the Company would be unable to obtain a waiver or successfully renegotiate the terms of its note purchase agreement, and the noteholders enforced one or more of their rights upon default, the Company would be unable to meet its current obligations.

While management was able to obtain personal guarantees from Joseph N. Sanberg relating to his affiliates’ obligations to fund the liquidity transactions via the executed amendments above, as well as the Pledged Shares from a Sanberg affiliate, there is no assurance that the liquidity transactions will be consummated in a timely manner, or that we will be able to sell the Pledged Shares in amounts that are sufficient to maintain the Company's compliance under its minimum liquidity covenant, or on terms acceptable to the Company, or at all.

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

3. Inventories, Net

Inventories, net consist of the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Fulfillment	$2,751	$1,879
Product	28,038	23,110
Inventories, net	$30,789	$24,989

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

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Prepaid insurance	$6,805	$6,929
Other current assets	11,218	5,320
Prepaid expenses and other current assets	$18,023	$12,249

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$30,977	$82,160
Restricted cash included in Prepaid expenses and other current assets	369	608
Restricted cash included in Other noncurrent assets	1,069	829
Total cash, cash equivalents, and restricted cash	$32,415	$83,597

	September 30,	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$35,282	$44,122
Restricted cash included in Prepaid expenses and other current assets	279	610
Restricted cash included in Other noncurrent assets	1,160	1,110
Total cash, cash equivalents, and restricted cash	$36,721	$45,842

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Computer equipment	$12,138	$11,556
Capitalized software	27,288	24,163
Fulfillment equipment	52,131	52,058
Furniture and fixtures	2,757	2,730
Leasehold improvements	32,869	32,507
Buildings(1)	114,877	114,877
Construction in process(2)	2,467	1,746
Property and equipment, gross	244,527	239,637
Less: accumulated depreciation and amortization	(147,181)	(131,282)
Property and equipment, net	$97,346	$108,355
(1)	Buildings includes a build-to-suit lease arrangement in Linden, New Jersey where the Company is considered the owner for accounting purposes, and as of September 30, 2022 and December 31, 2021, contained $31.3 million of the capitalized fair value of the building, $80.8 million of costs incurred directly by the Company relating to this arrangement, and $2.8 million of capitalized interest for related construction projects. The Company capitalized the cost of interest for the related construction projects based on the applicable capitalization rate for the project.
(2)	Construction in process includes all costs capitalized related to projects that have not yet been placed in service.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Accrued compensation	$9,103	$11,490
Accrued credits and refunds reserve	1,239	1,258
Accrued marketing expenses	4,467	7,095
Accrued shipping expenses	2,246	1,344
Accrued workers' compensation reserve	4,290	3,358
Other current liabilities	7,610	7,406
Accrued expenses and other current liabilities	$28,955	$31,951

8. Deferred Revenue

Deferred revenue consists of the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Cash received prior to fulfillment	$6,501	$4,861
March Sponsorship Gift Cards	5,954	—
May Sponsorship Gift Cards	6,213	—
Gift cards, prepaid orders, and other	2,198	3,097
Deferred revenue	$20,866	$7,958

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

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $20.9 million and $8.0 million as of September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, the Company recognized $6.6 million to Net revenue from the Deferred revenue as of December 31, 2021.

See Notes 2 and 13 for further information regarding the March Sponsorship Gift Cards and May Sponsorship Gift Cards.

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

2020 Term Loan Amendment and Debt Extinguishment

On May 5, 2021 (the “closing date”), the Company amended the financing agreement (the “May 2021 Amendment”), which modified certain provisions of the financing agreement, such as increasing the interest rate margin on the 2020 Term Loan by 1.00% per annum, resulting in the 2020 Term Loan bearing interest, from and after the closing date, at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum. In addition, the amendment provided for a $5.0 million term loan (the “2021 Term Loan”) that was funded into an escrow account and subsequently released in full from the escrow account to the lenders upon the Company’s completion of an underwritten public offering in June 2021.

The Company evaluated the May 2021 Amendment under ASC 470-50 regarding the modification of an existing debt instrument, which states that if the modification of the terms of an existing debt agreement is considered substantial, the transaction shall be accounted for as an extinguishment, with the amended debt instrument then initially recorded at fair value. The Company concluded that the modification was considered substantial, and qualified for extinguishment accounting under such guidance. Accordingly, the Company recorded a $4.1 million extinguishment loss in the Consolidated Statements of Operations, which consisted of (i) a $4.6 million loss related to the contemporaneous issuance of the Blue Torch warrant obligation, as discussed below, and (ii) a $0.1 million loss related to fees paid on behalf of the lender, which were partially offset by (iii) a $0.6 million gain related to the difference between the fair value of the modified debt instrument and the net carrying value of the debt immediately before extinguishment.

The 2020 Term Loan was repaid in full on May 5, 2022 with the proceeds of the senior secured notes issued under the note purchase agreement described below.

Blue Torch Warrant Obligation

In connection with the May 2021 Amendment, the Company agreed to prospectively grant warrants (the “Blue Torch warrant obligation”) to the lenders. Under the terms of the Blue Torch warrant obligation, so long as the 2020 Term Loan remained outstanding, on the first day of each quarter beginning on July 1, 2021, the Company issued a warrant to the lenders to purchase at an exercise price of $0.01 per share such number of shares of Class A common stock of the Company as equaled 0.50% of the then outstanding shares of common stock of the Company, on a fully-diluted basis.

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

Senior Secured Notes and Blue Torch Warrant Obligation Termination

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

2020 Term Loan Debt Extinguishment

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

August 2022 Note Purchase Agreement Amendment

On August 30, 2022, the Company amended the note purchase agreement, which will be effective the first date that a minimum of $50.0 million of the equity proceeds are received under the RJB Second Closing, amongst other closing conditions. The amendment would, among other things:

●	allow the Company to voluntarily prepay the senior secured notes within 18 months of the issue date, subject to an Applicable Premium (as defined within the amendment) penalty;
●	allow for the Company to repurchase up to $25.0 million of its outstanding equity interests, subject to certain conditions; and
●	add certain limitations to the definition of Cash Flow Forecast (as defined within the amendment).

As of the date of this Quarterly Report on Form 10-Q, the closing conditions of the amendment have not been met, and as such, the amendment is not currently effective.

Senior Secured Notes Terms and Covenants

After receiving a minimum specified bond rating after the issue date, as specified within the terms of the note purchase agreement, the senior secured notes bear interest at a rate equal to 8.875% per annum, payable in arrears on June 30 and December 31 of each calendar year. The senior secured notes will amortize semi-annually in equal installments of $1.5 million beginning on December 31, 2025, with the remaining unpaid principal amount of the senior secured notes due on May 5, 2027.

The note purchase agreement contains two financial maintenance covenants:

• a minimum liquidity covenant of:

i.	for any date ending prior to or ending on June 30, 2022, including those within required cash flow forecasts provided to the noteholders, $15.0 million;
ii.	for any date thereafter, including those within required 13-week cash flow forecasts provided to the noteholders:

• $15.0 million if the most recent Asset Valuation (as defined in the note purchase agreement) is greater than $25.0 million;

• $20.0 million if the most recent Asset Valuation is greater than $20.0 million but less than $25.0 million; or

• $25.0 million if the most recent Asset Valuation is less than or equal to $20.0 million, or is as of yet uncompleted; and

• a covenant requiring a minimum Asset Coverage Ratio (as discussed below) of at least 1.25 to 1.00.

As a result of the Company’s initial Asset Valuation completed on August 31, 2022, the minimum liquidity covenant is currently set at $25.0 million. Subsequent to the initial report, the Asset Valuation is required to be provided to the noteholders no later than 30 days after June 30 and December 31 of each fiscal year.

The Asset Coverage Ratio is measured as of each quarter-end, and represents the ratio of (a) the aggregate amount of Adjusted Eligible Collateral (as defined within the note purchase agreement) to (b) the aggregate outstanding principal amount of the senior secured notes at such time.

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

As of September 30, 2022, the Company was in compliance with all of the covenants under the note purchase agreement.

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

	Senior secured notes	2020 Term Loan	Debt issuance costs, net	Net

	(In thousands)
September 30, 2022
Current portion of long-term debt	$—	$—	$—	$—
Long-term debt	30,000	—	(2,635)	27,365
Total	$30,000	$—	$(2,635)	$27,365

December 31, 2021
Current portion of long-term debt	$—	$3,500	$—	$3,500
Long-term debt	—	27,125	(1,239)	25,886
Total	$—	$30,625	$(1,239)	$29,386

Facility Financing Obligation

As of September 30, 2022 and December 31, 2021, the Company had a facility financing obligation of $35.8 million and $35.9 million, respectively, related to the leased facility in Linden, New Jersey under the build-to-suit accounting guidance.

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

11. Stockholders’ Equity (Deficit)

April 2022 Private Placements

On April 29, 2022, the Company entered into the RJB Purchase Agreement, which provided for, among other things, 3,333,333 shares of Class A common stock for an aggregate purchase price of $40.0 million (or $12.00 per share). Long Live Bruce, LLC, an affiliate of Joseph N. Sanberg, was assigned RJB’s rights to 1,666,666 shares of Class

A common stock for an aggregate purchase price of $20.0 million under the RJB Purchase Agreement, which was issued and sold concurrently with the execution of the purchase agreement (the “first closing”). The remainder of the Class A common shares under the RJB Purchase Agreement were to be issued and sold under the RJB Second Closing, initially expected to close by May 30, 2022 or such other date as agreed to by the parties.

In addition, on April 29, 2022, the Company entered into a purchase agreement with Linda Findley, a director of the Company and its President and Chief Executive Officer, under which the Company agreed to issue and sell to Ms. Findley in a separate private placement, which closed concurrently with the execution of the first closing, 41,666 shares of Class A common stock for an aggregate purchase price of $0.5 million (or $12.00 per share) (the “Findley Private Placement”).

The first closing of the RJB Purchase Agreement and the concurrent closing of the Findley Private Placement (collectively, the “April 2022 Private Placements”) resulted in $20.1 million of proceeds, net of issuance costs.

On August 7, 2022, the Company amended the RJB Purchase Agreement, pursuant to which RJB agreed to purchase from the Company (i) the 1,666,667 shares of Class A common stock remaining to be issued and sold under the initial RJB Purchase Agreement at a $5.00 price per share, instead of a $12.00 price per share, and (ii) an additional 8,333,333 shares of Class A common stock at a $5.00 price per share. Upon execution, the RJB Second Closing comprised in the aggregate a purchase price of $50.0 million and 10,000,000 shares of Class A common stock to be issued and sold, as well as agreeing to extend the date of the second closing to on or before August 31, 2022. In addition, pursuant to the amendment, Joseph N. Sanberg agreed to personally guarantee the payment of the aggregate purchase price.

On September 7, 2022, the Company further amended the RJB Purchase Agreement to extend the closing date to September 30, 2022 or such earlier date as may be agreed to by the Company and RJB, and to change the price per share to $5.65, instead of a $5.00 price per share, for the purchase of the 10,000,000 shares of Class A common stock remaining to be sold and issued, for an aggregate purchase price of $56.5 million pursuant to the August 2022 amendment to the RJB Purchase Agreement.

On November 6, 2022, the Company entered into the Pledge Agreement with an affiliate of Joseph N. Sanberg regarding the Outstanding Obligated Amount. See Note 2 and Note 16 for further details.

RJB has not funded and closed its $56.5 million equity commitment as of the date of this Quarterly Report on Form 10-Q.

February 2022 Private Placement

On February 14, 2022, the Company entered into a purchase agreement with RJB under which the Company agreed to issue and sell to RJB units consisting of Class A common stock and warrants to purchase shares of Class A common stock in a private placement (the “February 2022 Private Placement”) which closed concurrently with the execution of the purchase agreement for an aggregate purchase price of $5.0 million (or $14.00 per unit). In the aggregate, RJB received (i) 357,143 shares of Class A common stock, and (ii) warrants to purchase 500,000 shares of Class A common stock at exercise prices of $15.00 per share, $18.00 per share, and $20.00 per share, resulting in $4.8 million of proceeds, net of issuance costs.

The shares of Class A common stock and warrants were issued separately and constitute separate securities. The Company conducted an assessment of the classification of the warrants issued in the February 2022 Private Placement and, based on their terms, concluded the warrants were equity-classified. Accordingly, the net proceeds were recorded within Additional paid-in capital.

Warrant Terms

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

As of September 30, 2022, the equity-classified warrants issued by the Company were as follows:

Exercise Price	Issued	Exercised	Outstanding as of September 30,
$15.00	6,525,714	—	6,525,714
$18.00	3,262,857	—	3,262,857
$20.00	1,631,429	—	1,631,429

12. Share-based Compensation

The Company recognized share-based compensation for share-based awards in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general and administrative expenses as follows:

	Three Months Ended
	September 30,
	2022	2021

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$-	$10
Product, technology, general and administrative	1,507	2,156
Total share-based compensation	$1,507	$2,166

	Nine Months Ended
	September 30,
	2022	2021

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$2	$40
Product, technology, general and administrative	5,382	7,591
Total share-based compensation	$5,384	$7,631

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

Gift Card Sponsorship Agreements

March and May Sponsorship Gift Cards

On March 11, 2022, the Company entered into a gift card sponsorship agreement with an affiliate of Joseph N. Sanberg, pursuant to which such affiliate agreed to pay the Company a $9.0 million net sponsorship fee to support a marketing program through which the Company would distribute gift cards (the “March Sponsorship Gift Cards”), at the Company’s sole discretion, in order to support its growth strategy.

On May 5, 2022, the Company entered into the Sponsorship Gift Cards Agreement with an affiliate of Joseph N. Sanberg, pursuant to which such affiliate agreed to pay the Company a $20.0 million net sponsorship fee to support a marketing program through which the Company will distribute gift cards, at the Company’s sole discretion, in order to support its growth strategy. On August 7, 2022, the Company amended the Sponsorship Gift Cards Agreement to extend the funding date to on or before August 31, 2022, and pursuant to which, Joseph N. Sanberg personally guaranteed his affiliate’s obligation.

On September 7, 2022, the Sponsorship Gift Cards Agreement was further amended to reduce the net sponsorship fee to $18.5 million and extend the due date to September 19, 2022. As of the date of this Quarterly Report on Form 10-Q, the Sanberg affiliate has paid $5.6 million of its commitment under said agreement, with $12.9 million remaining to be paid.

Accounting Recognition

As the Company concluded the remaining amount to be paid under the Sponsorship Gift Cards Agreement did not meet the collectability criterion under ASC 606, Revenue from Contracts with Customers, as of the date of this Quarterly Report on Form 10-Q, the $12.9 million receivable was not recognized within the Consolidated Financial Statements.

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

2022 Private Placements

See Notes 2, 11, and 16 for further discussion of the RJB Private Placement and Findley Private Placement during the nine months ended September 30, 2022.

The following table summarizes the composition and amounts of the transactions in the Company’s Consolidated Statements of Operations involving its related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Net revenue:
Feeding America bulk sale	$-	$-	$10,000	$-
March Sponsorship Gift Cards	$2,563	$-	$3,046	$-
Cost of goods sold, excluding depreciation and amortization	$1,726	$-	$7,194	$-
Product, technology, general and administrative	$-	$-	$3,000	$-

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

	Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B

(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(25,750)	$—	$(24,368)	$(3,268)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	34,853,137	—	20,906,141	2,803,498
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	34,853,137	—	20,906,141	2,803,498

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.74)	$—	$(1.17)	$(1.17)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.74)	$—	$(1.17)	$(1.17)

	Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B

(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(87,322)	$—	$(52,099)	$(9,845)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	33,747,813	—	16,986,570	3,209,872
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	33,747,813	—	16,986,570	3,209,872

Net income (loss) per share attributable to common stockholders—basic (1)	$(2.59)	$—	$(3.07)	$(3.07)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(2.59)	$—	$(3.07)	$(3.07)
(1)	Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Stock options	30,210	—	44,764	—
Restricted stock units	2,345,656	—	2,299,766	—
Warrants	11,420,000	—	550,350	—
Total anti-dilutive securities	13,795,866	—	2,894,880	—

	Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Stock options	32,900	—	48,542	—
Restricted stock units	2,378,797	—	2,262,173	—
Warrants	11,408,117	—	550,350	—
Total anti-dilutive securities	13,819,814	—	2,861,065	—

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

September 30, 2022
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

The following table summarizes the changes of the Blue Torch warrant obligation as of September 30, 2022 and December 31, 2021:

	Balance as of December 31, 2021	Loss (gain) on changes in stock price	Loss (gain) on changes in estimated common stock on a fully-diluted basis	Exercise of warrants	Derecognition	Balance as of September 30, 2022
	(In thousands)
Warrant obligation	$9,589	$(1,971)	$153	$(5,050)	$(2,721)	$-

16. Subsequent Events

Equity Offering

On October 6, 2022, the Company completed an “at-the-market” equity offering, pursuant to its universal shelf registration statement filed with the SEC on April 29, 2020. As a result of the offering, the Company issued and sold 4,622,772 shares of its Class A common stock, resulting in approximately $14.1 million of proceeds, net of commissions and offering costs.

Pledge Agreement

On November 6, 2022, the Company entered into the Pledge Agreement with an affiliate of Joseph N. Sanberg, pursuant to which the Sanberg affiliate (i) guaranteed the Outstanding Obligated Amount and (ii) granted the Company security interests in the Pledged Shares in order to secure its obligation to pay the Outstanding Obligated Amount. If the Outstanding Obligated Amount remains unpaid after November 30, 2022, or if the Sanberg affiliate breaches the Pledge Agreement prior to that date, the Company is permitted to exercise remedies in respect to the Pledged Shares.

As the Pledged Shares represent security interests in companies that are privately held, there is no public trading market for the Pledged Shares. As a result, the value of the Pledged Shares could have been less than the Outstanding Obligated Amount, and, if the Company seeks to foreclose upon the Pledged Shares to satisfy the Sanberg affiliate’s obligation to pay the Outstanding Obligated Amount, the proceeds of any private sale of the Pledged Shares, to the extent any such private sale is permissible and effected subject to regulatory and contractual limitations that may apply, may be less than could have been obtained from a sale in a public trading market and may be less than the Outstanding Obligated Amount.

The Company is filing a UCC-1 Financing Statement to perfect its security interests in the Pledged Shares. As with any perfection of a security interest in pledged shares through the filing of a UCC-1 Financing Statement, such perfection may be subject to perfection of other security interests held by other secured parties, if any, in the pledged shares, achieved by possession or control of the pledged shares and thus may be superior to the security interests granted to the Company. The Company also intends to perfect its security interests in the Pledged Shares through possession of certificated securities which the Sanberg affiliate has committed to deliver to the Company no later than 15 days following the date of the Pledge Agreement.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Net revenue	$109,665	$109,654	$351,653	$363,370
Net income (loss)	$(25,750)	$(27,636)	$(87,322)	$(61,944)
Adjusted EBITDA	$(17,466)	$(11,666)	$(63,706)	$(21,271)
Net cash from (used in) operating activities	$(21,023)	$(16,518)	$(68,143)	$(27,396)
Free cash flow	$(22,746)	$(17,593)	$(72,851)	$(31,480)

The following chart does not reflect the impact of the Feeding America bulk sale for an aggregate net purchase price of $10.0 million during the three months ended June 30, 2022 on the Company’s Consolidated Financial Statements:

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2022	2022	2022	2021	2021
Orders (in thousands)	1,548	1,701	1,869	1,678	1,760
Customers (in thousands)	323	349	367	336	350
Average Order Value	$70.83	$67.14	$62.99	$63.78	$62.30
Orders per Customer	4.8	4.9	5.1	5.0	5.0
Average Revenue per Customer	$340	$328	$321	$319	$313

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

Customers

We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine, or market products sold on our e-commerce platforms and, beginning in the second quarter of 2022, through third-party sales platforms in a given reporting period. For example, the number of Customers in the three months ended September 30, 2022 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine, or market products in the quarter ended September 30, 2022, including sales made on third-party sales platforms. We view the number of Customers as a key indicator of our scale and financial performance, however Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our customers. Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer, and Average Revenue per Customer.

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

In particular, beginning in late March 2020, we experienced an increase in demand due in part to changes in consumer behaviors resulting from the various restrictions that have been enacted throughout much of the United States in response to the COVID-19 pandemic. As restrictions have lifted and as vaccines have become more widely available in the United States and people have resumed pre-pandemic activities, such as travel and dining out, this increased demand due to the pandemic began to decline after the first quarter of 2021. We believe there is no continuing material impact on demand, if any, from the COVID-19 pandemic.

The COVID-19 pandemic or any future surges, including as a result of new variants and subvariants of the virus, may have other adverse effects on our business, operations, and financial results and condition, including, among other things, as a result of adverse impacts on labor availability, our fulfillment center operations, supply chain and logistics disruptions, consumer behaviors, and on the overall economy, including recent high inflation levels impacting consumer spending. While jurisdictions across the United States have reduced most or all COVID-19 restrictions, there is uncertainty regarding the magnitude and duration of the economic and social effects of the COVID-19 pandemic, including with respect to the emergence of new outbreaks, and therefore, we cannot predict the full extent of the positive or negative impacts the pandemic will have on our business, operations, and financial results and condition in future periods.

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

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter. We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. However, seasonal trends may be masked and impacted by marketing investments. In 2020, the economic and social impact of the COVID-19 pandemic masked, in part, the seasonal fluctuations in our operating results as we saw our strongest quarter in the second quarter of 2020. We believe that historical seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the ongoing impact, if any, that the COVID-19 pandemic or other macroeconomic factors, such as inflation, or our marketing investments, may have on seasonality in future periods and we have begun to see a return to normal seasonality in 2021 and 2022. We also anticipate that our net revenue will be impacted by the timing and outcome of our growth strategy, including ongoing product expansion initiatives, pricing updates, as well as the timing and extent of the sale and issuance of gift cards and the associated revenue upon the redemption of those gift cards, which generally occurs within one year of gift card issuance. Net revenue will also be impacted by gift card breakage revenue, which is our estimate of the portion of our gift card balance not expected to be redeemed. During 2022, we entered into various agreements and amendments to such agreements with related parties under which we ultimately agreed to issue $27.5 million (net of promotional discounts) of gift cards, which may result in higher levels of gift card breakage revenue and which may inflate net revenue or mask seasonal trends in future periods. See Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. As part of the execution of our strategic priorities using the proceeds from the 2021 Capital Raise (as defined below) that closed in November 2021, we significantly increased marketing expenses toward the end of the fourth quarter of 2021 and through the nine months ended September 30, 2022.We expect our marketing expenses for remaining three months ending December 31, 2022 to be materially in line with the marketing expenses in the three months ended December 31, 2021. Our ability to grow net revenue and to continue to increase marketing expenses in the future, is dependent upon our ability to close the remaining $69.4 million of the liquidity transactions (as defined below) with related parties or our ability to obtain additional funding. As such, we expect that any potential reductions in marketing investments in the future will impact our net revenue.

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

As part of the execution of our strategic priorities, we increased marketing expenses toward the end of the fourth quarter of 2021 and through the nine months ended September 30, 2022. Our ability to continue to have higher marketing expenses in the future, is dependent upon our ability to close the remaining $69.4 million of the liquidity transactions (as defined below) with related parties or our ability to obtain additional funding. We anticipate that our marketing strategies, including the timing and extent of our marketing investments, will be informed by the sufficiency of our cash resources, our strategic priorities, our ability to execute on our strategic priorities, the seasonal trends in our business, our marketing technology capabilities, and the competitive landscape of our market, and will fluctuate from quarter-to-quarter and have a significant impact on our quarterly results of operations. We also anticipate that our future marketing strategies and investments may continue to be impacted by macroeconomic and other factors. For example, as we did in response to the COVID-19 pandemic, we may reduce marketing expenditures in future periods if we experience heightened demand in a short period of time to help us manage unforeseen demand to alleviate any future capacity constraints.

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

Results of Operations

The following sets forth our consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Net revenue	$109,665	$109,654	$351,653	$363,370
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	74,367	73,397	235,015	232,574
Marketing	17,291	14,852	66,981	51,108
Product, technology, general and administrative	36,980	35,237	118,747	108,590
Depreciation and amortization	5,350	5,507	16,218	16,739
Total operating expenses	133,988	128,993	436,961	409,011
Income (loss) from operations	(24,323)	(19,339)	(85,308)	(45,641)
Gain (loss) on extinguishment of debt	—	—	650	(4,089)
Interest income (expense), net	(1,416)	(1,864)	(4,621)	(6,303)
Other income (expense), net	—	(6,432)	2,033	(5,884)
Income (loss) before income taxes	(25,739)	(27,635)	(87,246)	(61,917)
Benefit (provision) for income taxes	(11)	(1)	(76)	(27)
Net income (loss)	$(25,750)	$(27,636)	$(87,322)	$(61,944)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	67.8%	66.9%	66.8%	64.0%
Marketing	15.8%	13.5%	19.0%	14.1%
Product, technology, general and administrative	33.7%	32.1%	33.8%	29.9%
Depreciation and amortization	4.9%	5.0%	4.6%	4.6%
Total operating expenses	122.2%	117.6%	124.3%	112.6%
Income (loss) from operations	(22.2)%	(17.6)%	(24.3)%	(12.6)%
Gain (loss) on extinguishment of debt	—%	—	0.2%	(1.1)%
Interest income (expense), net	(1.3)%	(1.7)%	(1.3)%	(1.7)%
Other income (expense), net	—%	(5.9)%	0.6%	(1.6)%
Income (loss) before income taxes	(23.5)%	(25.2)%	(24.8)%	(17.0)%
Benefit (provision) for income taxes	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	(23.5)%	(25.2)%	(24.8)%	(17.0)%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net Revenue

	Three Months Ended
	September 30,
	2022	2021	% Change

	(In thousands)
Net revenue	$109,665	$109,654	0%

Net revenue for the three months ended September 30, 2022 and 2021 was $109.7 million and $109.7 million, respectively. The increase in Average Order Value was primarily due to pricing increases and continued advances in product innovation and variety was offset by decreases in Customers and Orders due, in part, to noted increases in travel amongst our customers.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended
	September 30,
	2022	2021	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$74,367	$73,397	1%
% of net revenue	67.8%	66.9%

Cost of goods sold, excluding depreciation and amortization, increased by $1.0 million, or 1%, to $74.4 million for the three months ended September 30, 2022 from $73.4 million for the three months ended September 30, 2021. The increase was primarily due to the reasons set forth below, partially offset by a decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 67.8% for the three months ended September 30, 2022 from 66.9% for the three months ended September 30, 2021. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

●	an increase of 170 basis points in shipping and fulfillment packaging due to rate increases and fuel surcharges from shipping carriers; partially offset by
●	a decrease of 80 basis points in food and product packaging costs.

Marketing

	Three Months Ended
	September 30,
	2022	2021	% Change

	(In thousands)
Marketing	$17,291	$14,852	16%
% of net revenue	15.8%	13.5%

Marketing expenses increased by $2.4 million, or 16%, to $17.3 million for the three months ended September 30, 2022 from $14.9 million for the three months ended September 30, 2021. The increase was seen across online paid channels, offline paid channels, and our customer referral program. As a percentage of net revenue, marketing expenses increased to 15.8% for the three months ended September 30, 2022 from 13.5% for the three months ended September 30, 2021. This increase as a percentage of net revenue included increases of 130 basis points in online paid channels, 90 basis points in offline paid channels, and 10 basis points in our customer referral program.

The increase in marketing expenses is part of our strategic priorities to drive customer acquisition.

Product, Technology, General and Administrative

	Three Months Ended
	September 30,
	2022	2021	% Change

	(In thousands)
Product, technology, general and administrative	$36,980	$35,237	5%
% of net revenue	33.7%	32.1%

Product, technology, general and administrative expenses increased by $1.8 million, or 5%, to $37.0 million for the three months ended September 30, 2022 from $35.2 million for the three months ended September 30, 2021. This increase was primarily driven by investments to support our business and execute on key business initiatives, including:

●	an increase of $2.8 million in corporate overhead and administrative costs, driven by investments in external consultants to support execution on our strategic priorities; and
●	an increase of $1.4 million in facilities costs for our corporate offices and fulfillment centers, driven by a gain on the sale of furniture and equipment during the three months ended September 30, 2021; partially offset by
●	a decrease of $2.4 million in personnel costs, primarily driven by a decrease in bonus expense.

As a percentage of net revenue, product, technology, general and administrative expenses increased 160 basis points to 33.7% for the three months ended September 30, 2022 from 32.1% for the three months ended September 30, 2021, primarily due to investments to support our business and execute on key business initiatives.

Depreciation and Amortization

	Three Months Ended
	September 30,
	2022	2021	% Change

	(In thousands)
Depreciation and amortization	$5,350	$5,507	(3)%
% of net revenue	4.9%	5.0%

Depreciation and amortization decreased by $0.1 million, or 3%, to $5.4 million for the three months ended September 30, 2022 from $5.5 million for the three months ended September 30, 2021. This decrease was primarily due to changes in composition of the estimated useful lives composition of the property and equipment, net, being depreciated. As a percentage of net revenue, depreciation and amortization decreased to 4.9% for the three months ended September 30, 2022 from 5.0% for the three months ended September 30, 2021.

Income (Loss) from Operations

	Three Months Ended
	September 30,
	2022	2021	% Change

	(In thousands)
Income (loss) from operations	$(24,323)	$(19,339)	26%
% of net revenue	(22.2)%	(17.6)%

Income (loss) from operations for the three months ended September 30, 2022 and 2021 was $(24.3) million and $(19.3) million, respectively. This change was due to an increase in operating expenses of $5.0 million. As a percentage of net revenue, income (loss) from operations was (22.2)% and (17.6)% for the three months ended September 30, 2022 and 2021, respectively. This change was primarily driven by increases as a percentage of net revenue in marketing expenses, product, technology, general and administrative expenses, and cost of goods sold, excluding depreciation and amortization, partially offset by a decrease in depreciation and amortization, for the reasons set forth above.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended September 30, 2022 and 2021 was $(1.4) million and $(1.9) million, respectively. This change was primarily due to decreased interest expense incurred on outstanding borrowings.

Other Income (Expense), net

Other income (expense), net for the three months ended September 30, 2022 and 2021 was $0.0 million and $(6.4) million, respectively. This change consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement during the three months ended September 30, 2021.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the three months ended September 30, 2022 and 2021 reflects state income taxes in a jurisdiction for which net operating losses were not available to offset our tax obligation.

Nine months ended September 30, 2022 Compared to Nine months ended September 30, 2021

Net Revenue

	Nine Months Ended
	September 30,
	2022	2021	% Change

	(In thousands)
Net revenue	$351,653	$363,370	(3)%

Net revenue decreased by $11.7 million, or 3%, to $351.7 million for the nine months ended September 30, 2022 from $363.4 million for the nine months ended September 30, 2021. The decrease in net revenue was primarily due to decreases in Customers and Orders, which were due, in part, to noted increased in travel amongst our customers, partially offset by an increase in Average Order Value due to pricing increases and continued advances in product innovation and variety.

Operating Expenses

Cost of Goods Sold, excluding Depreciation and Amortization

	Nine Months Ended
	September 30,
	2022	2021	% Change

	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$235,015	$232,574	1%
% of net revenue	66.8%	64.0%

Cost of goods sold, excluding depreciation and amortization, increased by $2.4 million, or 1%, to $235.0 million for the nine months ended September 30, 2022 from $232.6 million for the nine months ended September 30, 2021. The increase was primarily due to the reasons set forth below, partially offset by a decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 66.8% for the nine months ended September 30, 2022 from 64.0% for the nine months ended September 30, 2021. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

●	an increase of 160 basis points in shipping and fulfillment packaging due to rate increases and fuel surcharges from shipping carriers;
●	an increase of 70 basis points in food and product packaging costs, driven by the costs related to new product offerings and enhancements to our existing product offerings to provide variety, flexibility, and additional choice for our customers; and
●	an increase of 50 basis points in labor costs due to minimum wage increases for our hourly employees in the fourth quarter of 2021.

Marketing

	Nine Months Ended
	September 30,
	2022	2021	% Change

	(In thousands)
Marketing	$66,981	$51,108	31%
% of net revenue	19.0%	14.1%

Marketing expenses increased by $15.9 million, or 31%, to $67.0 million for the nine months ended September 30, 2022 from $51.1 million for the nine months ended September 30, 2021. The increase was seen across online paid channels, offline paid channels, and in our customer referral program. As a percentage of net revenue, marketing expenses increased to 19.0% for the nine months ended September 30, 2022 from 14.1% for the nine months ended September 30, 2021. This increase as a percentage of net revenue included increases of 470 basis points in online paid channels, 10 basis points in offline paid channels, and 10 basis points in our customer referral program.

The significant increase in marketing expenses in the nine months ended September 30, 2022, which began toward the end of the fourth quarter of 2021 following the 2021 Capital Raise (as defined below), is part of the acceleration of our strategy to drive customer acquisition.

Product, Technology, General and Administrative

	Nine Months Ended
	September 30,
	2022	2021	% Change

	(In thousands)
Product, technology, general and administrative	$118,747	$108,590	9%
% of net revenue	33.8%	29.9%

Product, technology, general and administrative expenses increased by $10.2 million, or 9%, to $118.8 million for the nine months ended September 30, 2022 from $108.6 million for the nine months ended September 30, 2021. This increase was primarily driven by investments to support our business and execute on key business initiatives, including:

●	an increase of $5.2 million in corporate overhead and administrative costs, driven by investments in external consultants to support operational efficiency;
●	an increase of $3.4 million in facilities costs for our corporate offices and fulfillment centers, primarily driven by the purchase and subsequent retirement of carbon offsets in order to fulfill our commitment to being carbon neutral as of March 31, 2022; and
●	an increase of $1.6 million in personnel costs, primarily driven by increases in salaries and wages as a result of an increase in headcount.

As a percentage of net revenue, product, technology, general and administrative expenses increased 390 basis points to 33.8% for the nine months ended September 30, 2022 from 29.9% for the nine months ended September 30, 2021, primarily due to investments to support our business and execute on key business initiatives.

Depreciation and Amortization

	Nine Months Ended
	September 30,
	2022	2021	% Change

	(In thousands)
Depreciation and amortization	$16,218	$16,739	(3)%
% of net revenue	4.6%	4.6%

Depreciation and amortization decreased by $0.5 million, or 3%, to $16.2 million for the nine months ended September 30, 2022 from $16.7 million for the nine months ended September 30, 2021. This decrease was primarily due to changes in composition of the estimated useful lives composition of the property and equipment, net, being depreciated. As a percentage of net revenue, depreciation and amortization for the three months ended September 30, 2022 and 2021 was 4.6%, respectively.

Income (Loss) from Operations

	Nine Months Ended
	September 30,
	2022	2021	% Change

	(In thousands)
Income (loss) from operations	$(85,308)	$(45,641)	87%
% of net revenue	(24.3)%	(12.6)%

Income (loss) from operations for the nine months ended September 30, 2022 and 2021 was $(85.3) million and $(45.6) million, respectively. This change was due to an increase in operating expenses of $28.0 million, and a decrease in net revenue of $11.7 million. As a percentage of net revenue, income (loss) from operations was (24.3)% and (12.6)% for the nine months ended September 30, 2022 and 2021, respectively. This change was primarily driven by increases as a percentage of net revenue in marketing expenses, and product, technology, general and administrative expenses, cost of goods sold, excluding depreciation and amortization, for the reasons set forth above.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt for the nine months ended September 30, 2022 and 2021 was $0.7 million and $(4.1) million, respectively. This change was due to the extinguishment gain recorded upon the termination of the financing agreement in May 2022, as compared to the extinguishment loss recorded upon the amendment of the financing agreement in May 2021.

Interest Income (Expense), Net

Interest income (expense), net for the nine months ended September 30, 2022 and 2021 was $(4.6) million and $(6.3) million, respectively. This change was primarily due to decreased interest expense incurred on outstanding borrowings, in addition to the payment of the $0.5 million closing fee recorded in conjunction with the termination of the financing agreement.

Other Income (Expense), net

Other income (expense), net for the nine months ended September 30, 2022 and 2021 was $2.0 million and $(5.9) million, respectively. This change consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period, as well as during the nine months ended September 30, 2022, the gain recorded upon its derecognition.

Benefit (Provision) for Income Taxes

The provision for income taxes recorded in the nine months ended September 30, 2022 and 2021 reflects state income taxes in a jurisdiction for which net operating losses were not available to offset our tax obligation.

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

The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(25,750)	$(27,636)	$(87,322)	$(61,944)
Share-based compensation	1,507	2,166	5,384	7,631
Depreciation and amortization	5,350	5,507	16,218	16,739
Loss (gain) on extinguishment of debt	—	—	(650)	4,089
Interest (income) expense, net	1,416	1,864	4,621	6,303
Other (income) expense, net	—	6,432	(2,033)	5,884
Provision (benefit) for income taxes	11	1	76	27
Adjusted EBITDA	$(17,466)	$(11,666)	$(63,706)	$(21,271)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(20,861)	$(16,518)	$(68,143)	$(27,396)
Purchases of property and equipment	(1,885)	(1,075)	(4,708)	(4,084)
Free cash flow	$(22,746)	$(17,593)	$(72,851)	$(31,480)

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable, net, restricted cash, and working capital as of the dates indicated:

	September 30,	December 31,
	2022	2021

	(In thousands)
Cash and cash equivalents	$30,977	$82,160
Accounts receivable, net	$19	$234
Restricted cash included in Prepaid expenses and other assets	$369	$608
Restricted cash included in Other noncurrent assets	$1,069	$829
Working capital (1)	$(32,992)	$(30,399)

(1)	We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities (excluding the current portion of long-term debt and the current Blue Torch warrant obligation).

Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers, investments in sustainability efforts, and investment in marketing to support execution on our strategic priorities. Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and cash generated through financing activities, as discussed below.

Equity Financing Transactions

RJB and Findley Private Placements

On April 29, 2022, we entered into a purchase agreement with RJB Partners LLC (“RJB”)(the “RJB Purchase Agreement”), an affiliate of Joseph N. Sanberg, one of our existing stockholders. The RJB Purchase Agreement provided for, among other things, 3,333,333 shares of Class A common stock for an aggregate purchase price of $40.0 million (or $12.00 per share). An affiliate of Joseph N. Sanberg was assigned RJB’s rights to 1,666,667 shares of Class A common stock for an aggregate purchase price of $20.0 million under the RJB Purchase Agreement, which was issued and sold concurrently with the execution of the purchase agreement (the “first closing”). The remainder of the Class A common shares under the RJB Purchase Agreement were to be issued and sold under a second closing, initially expected to close by May 30, 2022 or such other date as agreed to by the parties.

In addition, on April 29, 2022, we entered into a purchase agreement with Linda Findley, one of our directors and our President and Chief Executive Officer, under which we agreed to issue and sell to Ms. Findley in a separate private placement, which closed concurrently with the execution of the first closing, 41,666 shares of Class A common stock for an aggregate purchase price of $0.5 million (or $12.00 per share) (the “Findley Private Placement”).

The first closing of the RJB Purchase Agreement and the Findley Private Placement (collectively, the “April 2022 Private Placements”) resulted in $20.1 million of proceeds, net of issuance costs.

We are using the net proceeds of the April 2022 Private Placements to support the execution of our strategic priorities and for other working capital and general corporate purchases.

On August 7, 2022, we amended the RJB Purchase Agreement, pursuant to which RJB agreed to purchase from us (i) the 1,666,667 shares of Class A common stock under the initial RJB Purchase Agreement at a price of $5.00 per share, instead of a price of $12.00 per share, and (ii) an additional 8,333,333 shares of Class A common stock at a price of $5.00 per share (the “RJB Second Closing”). Upon execution, the RJB Second Closing comprised in the aggregate a purchase price of $50.0 million and 10,000,000 shares of Class A common stock in total, as well as agreeing to extend the date of the second closing to on or before August 31, 2022. In addition, pursuant to the amendment, Joseph N. Sanberg agreed to personally guarantee the payment of the aggregate purchase price.

On September 7, 2022, we further amended the RJB Purchase Agreement to extend the closing date to September 30, 2022 or such earlier date as may be agreed to by ourselves and RJB, and to change the price per share to $5.65, instead of a price per share of $5.00, for the purchase of the 10,000,000 shares of Class A common stock remaining to be sold and issued, for an aggregate purchase price of $56.5 million.

While the RJB Second Closing has not closed as of the date of this Quarterly Report on Form 10-Q, RJB’s obligation to complete the transaction is not subject to closing conditions, and Joseph N. Sanberg has agreed to personally guarantee the payment of the aggregate purchase price of $56.5 million pursuant to the September amendment of the RJB Purchase Agreement (the “Outstanding Obligated Amount”).

On November 6, 2022, we entered into the Pledge Agreement with an affiliate of Joseph N. Sanberg, pursuant to which the Sanberg affiliate (i) guaranteed the Outstanding Obligated Amount and (ii) granted us security interests in the Pledged Collateral in order to secure its obligation to pay the Outstanding Obligated Amount. If the Outstanding Obligated Amount remains unpaid after November 30, 2022, or if the Sanberg affiliate breaches the Pledge Agreement prior to that date, we are permitted to exercise remedies in respect to the Pledged Shares.

Based on a third-party valuation report we reviewed and based on representations made by the Sanberg affiliate in the Pledge Agreement, the value of the Pledged Shares was estimated to be in excess of the Outstanding Obligated Amount. Because the Pledged Shares represent security interests in companies that are privately held, there is no public trading market for the Pledged Shares. As a result, the value of the Pledged Shares could have been less than the Outstanding Obligated Amount, and, if we seek to foreclose upon the Pledged Shares to satisfy the Sanberg affiliate’s obligation to pay the Outstanding Obligated Amount, the proceeds of any private sale of the Pledged Shares, to the extent any such private sale is permissible and effected subject to regulatory and contractual limitations that may apply, may be less than could have been obtained from a sale in a public trading market and may be less than the Outstanding Obligated Amount.

We are filing a UCC-1 Financing Statement to perfect our security interests in the Pledged Shares. As with any perfection of a security interest in pledged shares through the filing of a UCC-1 Financing Statement, such perfection may be subject to perfection of other security interests held by other secured parties, if any, in the pledged shares, achieved by possession or control of the pledged shares and thus may be superior to the security interests granted to us. We also intend to perfect our security interest in the Pledged Collateral through possession of certificated securities which the Sanberg affiliate has committed to deliver to us no later than 15 days following the date of the Pledge Agreement.

We expect to invest the proceeds from the RJB Second Closing, if received, in executing upon strategic priorities, or for general corporate purposes.

February 2022 Private Placement

On February 14, 2022, we entered into a purchase agreement with RJB, under which we agreed to issue and sell to RJB units of Class A common stock and warrants to purchase shares of Class A common stock in a private placement which closed concurrently with the execution of the purchase agreement for an aggregate purchase price of $5.0 million (or $14.00 per unit). In the aggregate, RJB received (i) 357,143 shares of Class A common stock, and (ii) warrants to purchase 500,000 shares of Class A common stock at various exercise prices of $15.00 per share, $18.00 per share, and $20.00 per share, resulting in $4.8 million of proceeds, net of issuance costs.

The net proceeds of the private placement were used for working capital and general corporate purposes, including executing on strategic priorities.

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

On September 15, 2021, we closed a private placement with Matthew B. Salzberg, as contemplated within the 2021 Capital Raise described above, and which resulted in the issuance of (i) 300,000 shares of Class A common stock, and (ii) warrants to purchase 420,000 shares of Class A common stock at exercise prices of $15.00 per share, $18.00 per share, and $20.00 per share, resulting in $2.8 million of proceeds, net of issuance costs.

The net proceeds of the 2021 Capital Raise were used for general corporate purposes, primarily consisting of (i) an acceleration and expansion of our previous growth strategy, (ii) an acceleration of certain of our environmental and sustainability initiatives, including the achievement of our goal of carbon neutrality by March 31, 2022, and (iii) increased investments in our hourly employees, including raising the base hourly compensation rate to at least $18 per hour for employees in October 2021, as well as enhancing our employee benefits and programs.

Public Equity Offerings

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

On October 6, 2022, we completed an “at-the-market” equity offering, pursuant to which we issued and sold 4,622,772 shares of our Class A common stock, resulting in approximately $14.1 million of proceeds, net of commissions and offering costs, and which exhausted the remaining amount of Class A common stock, preferred stock, debt securities and/or warrants available for issuance under the 2020 Shelf.

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

On May 5, 2022 (the “issue date”), we entered into a note purchase and guarantee agreement (the “note purchase agreement”), which provides for, among other things, the issuance of $30.0 million in aggregate principal amount of senior secured notes due May 5, 2027 (the “senior secured notes”) at a purchase price equal to 94.00% thereof. The proceeds of the senior secured notes were used, together with cash on hand, to repay in full the outstanding amount under our 2020 Term Loan and pay fees and expenses in connection with the transactions contemplated by the note purchase agreement. We terminated our financing agreement effective as of the same date.

On August 30, 2022, we amended the note purchase agreement (the “amendment”), which will be effective the first date that a minimum of $50.0 million of the equity proceeds are received under the RJB Second Closing, amongst other closing conditions. The amendment would, among other things:

●	allow us to voluntarily prepay the senior secured notes within 18 months of the issue date, subject to an Applicable Premium (as defined within the amendment) penalty;
●	allow us to repurchase up to $25.0 million of our outstanding equity interests, subject to certain conditions; and
●	add certain limitations to the definition of Cash Flow Forecast (as defined within the amendment).

As of the date of this Quarterly Report on Form 10-Q, the closing conditions of the amendment have not been met, and as such, the amendment is not currently effective.

After receiving a minimum specified bond rating after the issue date, as specified within the terms of the note purchase agreement, the senior secured notes bear interest at a rate equal to 8.875% per annum, payable in arrears on June 30 and December 31 of each calendar year. The senior secured notes will amortize semi-annually in equal installments of $1.5 million beginning on December 31, 2025, with the remaining unpaid principal amount of the senior secured notes due on May 5, 2027.

The note purchase agreement contains two financial maintenance covenants:

●	a minimum liquidity covenant of:
i.	for any date prior to or ending on June 30, 2022, including those within required cash flow forecasts provided to the noteholders, $15.0 million; and
ii.	for any date thereafter, including those within required 13-week cash flow forecasts provided to the noteholders:
●	$15.0 million if our most recent Asset Valuation (as defined in the note purchase agreement) is greater than $25.0 million;
●	$20.0 million if our most recent Asset Valuation is greater than $20.0 million but less than $25.0 million; or
●	$25.0 million if our most recent Asset Valuation is less than or equal to $20.0 million, or is as of yet uncompleted; and
●	a covenant requiring us to maintain a minimum Asset Coverage Ratio (as described below) of at least 1.25 to 1.00.

As a result of the initial Asset Valuation completed on August 31, 2022, the minimum liquidity covenant is currently set at $25.0 million. Subsequent to the initial report, the Asset Valuation is required to be provided to the noteholders no later than 30 days after June 30 and December 31 of each fiscal year.

The Asset Coverage Ratio is measured as of each quarter-end, and represents the ratio of (a) the aggregate amount of Adjusted Eligible Collateral (as defined within the note purchase agreement) to (b) the aggregate outstanding principal amount of the senior secured notes at such time.

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

Total outstanding debt, net of debt issuance costs and issued letters of credit outstanding were $27.4 million and $1.4 million, respectively, as of September 30, 2022, and $29.4 million and $1.4 million, respectively, as of December 31, 2021. In addition, as of September 30, 2022, we were in compliance with all of the covenants under the note purchase agreement.

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

We have a history of significant net losses, including $87.3 million and $61.9 million for the nine months ended September 30, 2022, and 2021, respectively, and operating cash flows of $(68.1) million and $(27.4) million for the nine months ended September 30, 2022, and 2021, respectively. Our current operating plan indicates we will continue to incur net losses and generate negative cash flows from operating activities.

In addition to the financing transactions discussed above, on May 5, 2022, we entered into a gift card sponsorship agreement (the “Sponsorship Gift Cards Agreement”) with an affiliate of Joseph N. Sanberg, pursuant to which such affiliate agreed to pay us a $20.0 million net sponsorship fee to support a marketing program through which we will distribute gift cards, at our sole discretion, in order to support our previous growth strategy. On August 7, 2022, we amended the Sponsorship Gift Cards Agreement to extend the funding date to on or before August 31, 2022, and pursuant to which, Joseph N. Sanberg personally guaranteed his affiliate’s obligation.

On September 7, 2022, the Sponsorship Gift Cards Agreement was further amended to reduce the net sponsorship fee to $18.5 million and extend its due date to September 19, 2022. As of the date of this Quarterly Report on Form 10-Q, the Sanberg affiliate has paid $5.6 million of its commitment under said agreement.

Without the liquidity provided by the RJB Second Closing and the funding of the remainder of the Sponsorship Gift Cards Agreement (collectively, the “liquidity transactions”), our forecast of future cash flows indicates that such cash flows would not be sufficient for us to maintain compliance under our minimum liquidity covenant throughout the second half of the fourth quarter of 2022, which would result in an event of default under the note purchase agreement. Upon such event of default, the noteholders could declare all outstanding principal and interest be due and payable immediately and foreclose against the assets securing the borrowings. If we would be unable to obtain a waiver or successfully renegotiate the terms of its note purchase agreement, and the noteholders enforced one or more of their rights upon default, we would be unable to meet our current obligations.

While management was able to obtain personal guarantees from Joseph N. Sanberg relating to his affiliates’ obligations to fund the liquidity transactions via the executed amendments above, as well as the Pledged Shares from a Sanberg affiliate, there is no assurance that the liquidity transactions will be consummated in a timely manner, or that we will be able to sell the Pledged Shares in amounts that are sufficient to maintain compliance under our minimum liquidity covenant, or on terms we find acceptable, or at all.

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

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021

	(In thousands)
Net cash from (used in) operating activities	$(68,143)	$(27,396)
Net cash from (used in) investing activities	(4,542)	(2,728)
Net cash from (used in) financing activities	21,503	21,003
Net increase (decrease) in cash, cash equivalents, and restricted cash	(51,182)	(9,121)
Cash, cash equivalents, and restricted cash–beginning of period	83,597	45,842
Cash, cash equivalents, and restricted cash–end of period	$32,415	$36,721

Net Cash from (used in) Operating Activities

Net cash from (used in) operating activities consists of net income (loss) adjusted for primarily non-cash items and changes in operating assets and liabilities.

For the nine months ended September 30, 2022, net cash from (used in) operating activities was $(68.1) million and was driven by net income (loss) of $(87.3) million and a net change in operating assets and liabilities of $(0.3) million, partially offset by non-cash items of $19.5 million. Changes in operating assets and liabilities were primarily driven by increases in deferred revenue, the current portion of related party payables, related party payables, and accounts payable of $19.5 million and a decrease in accounts receivable of $0.2 million, partially offset by increases in prepaid expenses and other current assets, inventories, and other noncurrent assets and liabilities of $15.6 million, as well as a decrease in accrued expenses and other current liabilities of $4.4 million.

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

For the nine months ended September 30, 2022, net cash from (used in) investing activities was $(4.5) million and consisted primarily of $(4.7) million for purchases of property and equipment, of which approximately $(1.7) million relates to capitalized software costs, to support business initiatives and ongoing product expansion, partially offset by $0.2 million of proceeds from the sales of fixed assets.

In the future we expect to incur capital expenditures primarily related to the execution of our strategic priorities and to further optimize and drive efficiency in our operations and capitalized software costs. As of September 30, 2022, our projected capital expenditures are expected to amount to approximately $4.0 million to $6.0 million in the aggregate over the next 12 months. The timing and amount of our projected expenditures is dependent upon a number of factors, including our ability to successfully execute on our strategic priorities, and may vary significantly from our estimates.

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

For the nine months ended September 30, 2022, net cash from (used in) financing activities was $21.5 million and consisted primarily of the net proceeds relating to our debt, equity, and warrant issuances, partially offset by repayments of debt and payments of debt and equity issuance costs.

For the nine months ended September 30, 2021, net cash from (used in) financing activities was $21.0 million and consisted primarily of $24.6 million of net proceeds from equity and warrant issuances and the deemed receipt of funds held in escrow relating to the Amendment, partially offset by the release back to the lenders of the funds held in escrow relating to the Amendment, repayments of debt, payments of debt and equity issuance costs, and principal payments on capital lease obligations.

Free Cash Flow

We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment.

Our free cash flow was $(72.9) million and $(31.5) million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, free cash flow consisted of $(68.1) million of net cash from (used in) operating activities and $(4.7) million for purchases of property and equipment, of which approximately $(3.3) million relates to capitalized software costs. For the nine months ended September 30, 2021, free cash flow consisted of $(27.4) million of net cash from (used in) operating activities and $(4.1) million for purchases of property and equipment, of which approximately $(2.0) million relates to capitalized software costs. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

Contractual Obligations

Other than the borrowings disclosed above in the "Debt Financing Transactions” section and changes which occur in the normal course of business, as of September 30, 2022, there were no other significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, except for operating leases and letters of credit entered into in the normal course of business as discussed above.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

Our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern because the RJB Second Closing and the funding of the May Sponsorship Gift Cards have not yet occurred on the time frames contemplated in each of those agreements, as amended. If such transactions, as amended and described below, do not close and we do not find alternate financing, we will be in breach of our minimum liquidity covenant under our senior secured notes as early as November 2022.

As of the date of this Quarterly Report on Form 10-Q, RJB has not funded and closed its equity commitment under the Purchase Agreement and paid the $56.5 million under the RJB Second Closing as contemplated by the RJB Purchase Agreement, as amended in August 2022 and September 2022, pursuant to which we agreed to issue and sell to RJB, and RJB agreed to purchase from us, 10,000,000 shares of Class A common stock for an aggregate purchase price of $56.5 million (or $5.65 per share). Additionally, as of the date of this Quarterly Report on Form 10-Q, while we have received $5.6 million of a gift card receivable, we have not received the remaining $12.9 million gift card receivable owed to us from an affiliate of Joseph N. Sanberg, pursuant to the Sponsorship Gift Cards Agreement, as amended. Mr. Sanberg has agreed to personally guarantee (i) the payment of the aggregate purchase price of $56.5 million, or the outstanding obligated amount, under the RJB Purchase Agreement and (ii) the payment of $12.9 million owed under the Sponsorship Gift Cards Agreement.

On November 6, 2022, we and the pledgor, an affiliate of Mr. Sanberg, entered into a Guaranty and Pledge Agreement pursuant to which the pledgor (i) agreed to guarantee the payment of RJB’s outstanding obligated amount and (ii) to secure its obligation to pay the outstanding obligated amount, granted us a security interest in the pledge collateral. There is no assurance that the outstanding obligated amount will be paid by pledgor, RJB or Mr. Sanberg.

Based on a third-party valuation report reviewed by us and based on representations made by pledgor in the pledge agreement, the value of the pledged shares was estimated to be in excess of the outstanding obligated amount. Because the pledge collateral are securities in private companies there is no public trading market for the pledged shares. As a result, the value of the pledged shares could have been less than the outstanding obligated amount, and, if we seek to foreclose upon the pledged shares to satisfy pledgor’s obligation to pay the outstanding obligated amount, the proceeds of any private sale of the pledged shares, to the extent any such private sale is permissible and effected subject to regulatory and contractual limitations that may apply, may be less than could have been obtained from a sale in a public trading market and may be less than the outstanding obligated amount. While the company also intends to perfect its security interest in the pledged collateral through possession of the pledged shares in certificated form which the pledgor has committed to obtain and deliver to the company no later than fifteen (15) days following the date of the pledge agreement, we cannot assure you that we will take possession of the pledged shares.

If the RJB Second Closing does not close and if we seek to foreclose upon the pledged shares and the proceeds of any private sale is less than the outstanding obligated amount, and if we are unable to raise additional capital from other financing sources, we believe that our available cash, cash equivalents and short-term investments will not be sufficient to allow us to maintain compliance with the minimum liquidity covenant in our senior secured notes, currently set at $25.0 million, which would, if that minimum liquidity covenant is not met as of the applicable measurement date, which would be as early as November 2022, result in an event of default under our senior secured notes. Upon such event of default, under our senior secured notes, the noteholders could declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings and could enforce one or more of their other rights. In that case, we could be forced to commence a bankruptcy or take other defensive action, which would materially adversely affect our business, financial condition and operating results.

Although we have been reviewing a number of potential alternatives regarding maintaining compliance with our minimum liquidity covenant, including cost reduction initiatives, renegotiating the terms of our note purchase agreement, and/or alternative sources for additional financing, such alternatives may not be achievable on favorable conditions, or at all, and these conditions and events in the aggregate raise substantial doubt regarding our ability to continue as a going concern.

Our ability to continue as a going concern requires us to have sufficient capital to meet our minimum liquidity covenant, as well as to continue to make investments and to fund our operations. Because our operating revenues alone are not expected to provide us with sufficient capital to meet our minimum liquidity covenant for the twelve months following the date of this report in the near term based on our current operating plans and programs, we are dependent upon our ability to receive the amounts from the closing of the RJB Second Closing or if we seek to foreclose upon the Pledged Shares and the proceeds of any private sale is less than the outstanding obligated amount and the funding of the May Sponsorship Gift Cards, our ability to obtain additional funding, and our ability to achieve the anticipated savings through the implementation of expense reductions in areas to be identified by us in product, technology, general and administrative costs and marketing expenditures.

Absent additional funding or expense and operating adjustments, we cannot assure you that our future cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our operations or any future growth, including to attract and retain customers. If such financing is not available and such expense and operating adjustments cannot be made, or we are unable to refinance our senior secured notes, on satisfactory terms or at all, we may be unable to operate our business, develop new business or execute on our strategic plan to sustain net revenue growth, in each case at the rate desired or at all, and our operating results would suffer. Additionally, new debt financing may increase expenses, contain covenants that further restrict the operation of our business, and will need to be repaid regardless of operating results. For example, covenants contained in our senior secured notes include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments. Our senior secured notes also require us to make quarterly interest payments (and quarterly principal payments starting in 2024). Equity financing, debt financing that is convertible into equity, or debt or equity financing in which we issue equity or derivative securities, such as the warrants issued to our prior lenders and issued in the rights offering and recent private placements, could result in dilution to our existing stockholders.

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

We have experienced net losses in each year since our inception. In the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $88.4 million, $46.2 million, and $61.1 million, respectively. We may incur substantial operating expenses in the future if we are able to increase marketing expenses throughout the remainder of 2022; however, our ability to increase marketing expenses is dependent upon our ability to close the RJB Second Closing and May Sponsorship Gift Cards transaction, or our ability to obtain additional funding. If we are unable to maintain or increase marketing spending, we may be unable to continue to attract new and retain existing customers, enhance our technology and infrastructure invest to optimize and drive efficiency in our distribution and fulfillment capabilities, and expand our product offerings and we may not succeed in increasing our customer count, net revenue and margins sufficiently to offset our expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. For the nine months ended September 30, 2022 and 2021, we incurred net losses of $87.3 million and $61.9 million, respectively. If we are able to close the RJB Second

Closing and the funding of the May Sponsorship Gift Cards transaction or raise capital from alternative sources, we anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we have begun to and plan to continue to increase marketing spend in 2022 to continue to attract new and retain existing customers, enhance our technology and infrastructure invest to optimize and drive efficiency in our distribution and fulfillment capabilities, and expand our product offerings. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our customer count, net revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. We also incur significant expenses in operating our fulfillment centers, including personnel costs, obtaining and storing ingredients and other products, and developing our technology and we have seen, and may continue to see, as a result of inflation or other factors, higher ingredient, shipping and labor costs, which have, and could continue to have, a negative impact on margins. In addition, many of our expenses, including the costs associated with our fulfillment centers, are fixed. Accordingly, we may not be able to achieve or maintain profitability, maintain efficient variable margins, and we may incur significant losses for the foreseeable future.

We may be unable to successfully execute our growth strategy. If we fail to cost-effectively acquire new customers or retain our existing customers or if we fail to derive profitable net revenue from our customers, our business would be materially adversely affected.

Our growth strategy, and our ability to grow net revenue and operate profitably depends largely on our ability to cost-effectively acquire new customers, retain existing customers, and to keep customers engaged so that they continue to purchase products from us, including our higher value offerings. If we are unable to cost-effectively acquire new customers, retain our existing customers, or keep customers engaged, our business, financial condition and operating results would be materially adversely affected. For example, the number of our customers declined to approximately 323,000 in the three months ended September 30, 2022 from approximately 350,000 in the three months ended September 30, 2021, and our net revenue remained flat at $109.7 versus that same period While we experienced an increase in demand starting in 2020 due, in part, to the impact the COVID-19 pandemic has had on consumer behaviors, we saw a decrease in demand in 2021 over 2020 as more normal consumer behaviors patterns started to return. In addition, if, as a result of the COVID-19 pandemic or otherwise, we face significant disruptions in our supply chain, are unable to continue to operate one or more of our fulfillment centers or are unable to timely deliver orders to our customers, we may not be able to retain our customers or attract new customers. Further, to meet increased demand and eliminate complexity in our operations during 2020, we cut back on or delayed certain product offerings and we delayed the launch of other new product offerings that are part of our growth strategy, and if we need to cut back or delay certain product offerings in the future as a result of, supply chain issues, the pandemic or otherwise, there could be an adverse effect on our ability to retain or attract customers.

We have historically spent significant amounts on advertising and other marketing activities, such as digital and social media, television, radio and podcasts, direct mail, and email, to acquire new customers, retain and engage existing customers, and promote our brand. While we have reduced our marketing expenditures from historic levels, in late 2019, during parts of 2020 and 2021, we increased marketing expenditures to more normal levels. In the fourth quarter of 2021, using a portion of the proceeds from the equity capital raised closed in the fourth quarter of 2021, we significantly increased our marketing expenses and may continue to do so in future periods compared to prior year periods, and for marketing expense to continue to comprise a significant portion of our operating expenses. However, our ability to increase marketing expenses is dependent upon our ability to close the May Sponsorship Gift Cards transaction and the second closing of the RJB Private Placement, our ability to obtain additional funding or our ability to achieve the anticipated savings through the implementation of expense reductions in areas to be identified by the company in product, technology, general and administrative costs. For the years ended December 31, 2021, 2020, and 2019, our marketing expenses were $72.1 million, $49.9 million, and $48.1 million, respectively, representing approximately 15.3%, 10.8%, and 10.6% of net revenue, respectively. For the three months ended September 30, 2022 and 2021, our marketing expenses were $17.3 million and $14.9 million, respectively, representing approximately 15.8% and 13.5% of net revenue, respectively. If we are unable to deliver results from our growth strategy on our anticipated timeline or at all, or otherwise effectively manage expenses and cash flows, we may reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the liquidity covenant under our senior secured notes, which may materially adversely impact net revenue and our ability to execute our growth strategy on our anticipated timeline or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, if we are able to close the May Sponsorship Gift Cards transaction and the second closing of the RJB Private Placement and able to continue to invest in our planned marketing expenditures we may fail to identify or execute cost efficient marketing opportunities as we adjust our investments in marketing, including our ability to successfully make new marketing technology investments on our planned timeline, if at all, in response to the ongoing elimination of cookie-based tracking, or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, including through an increased focus on partnerships, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. In addition, the increased demand we saw as a result of the impact the COVID-19 pandemic has had on consumer behaviors resulted in us, at times, temporarily reducing marketing spend for portions of 2020 in order to manage capacity. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third-party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results, as well as present a risk that we fail to comply with certain covenants under our senior secured notes, which could lead to an event of default under our senior secured notes.

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

Our net revenue increased from $454.9 million in 2019 to $460.6 million in 2020 and $470.4 million in 2021. The number of our full-time employees increased from 1,635 at December 31, 2019 to 1,934 at December 31, 2020 and declined to 1,795 at December 31, 2021. As of September 30, 2022, we had 1,657 full-time employees. Our ability to grow net revenue is dependent upon our ability to close the May Sponsorship Gift Cards transaction and the second closing of the RJB Private Placement or our ability to obtain additional funding. As such, we expect that any reductions in marketing investments in the future will impact our net revenue If we are unable to grow net revenue on our anticipated timeline or at all, or if our net revenues decline, or if we do not effectively manage our costs, or if we fail to recognize the benefits of recent or any future price increases, or if we fail to accurately forecast net revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings may place additional demands on our operations teams and require significant additional financial, operational, human capital, technological and other resources to meet our needs, which may not be available in a cost-effective manner or at all. We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations. If we do not attain net revenue growth or if we do not effectively manage any future growth or costs, including as a result of inflation, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high quality product offerings, or maintain compliance with certain covenants in our senior secured notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

As of September 30, 2022, we had $30.0 million in outstanding borrowings under our senior secured notes. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations under the senior secured notes or to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to achieve and maintain net revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring us to dedicate a substantial portion of our cash flow from operations for payments on our indebtedness and thus reducing the availability of our cash flow to fund working capital, capital expenditures, business development, acquisitions and general corporate or other requirements; increasing our vulnerability to and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; increasing our vulnerability to general adverse conditions; restricting us from making acquisitions or cause us to make non-strategic divestures; placing us at a competitive disadvantage to less-leveraged competitors; and limiting our ability to obtain additional debt and equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes.

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

In addition, the note purchase agreement contains (i) a liquidity maintenance covenant, which requires our liquidity (as defined in the notes purchase agreement) to be no less than $15.0 million prior to June 30, 2022, which we have complied with, and $25.0 million thereafter (with future adjustments available to be made subject to the completion of an asset valuation delivered in the first and third quarter of each year such that if the asset valuation demonstrates a value greater than $20.0 million and less than $25.0 million, the liquidity amount shall be $20.0 million and if the asset valuation is greater than $25.0 million, the liquidity amount shall be $15.0 million) and (ii) an asset coverage ratio covenant, which requires our liquidity to be no less than 1.25:1.00 on each quarterly test date. As of the date of this Quarterly Report on Form 10-Q, the company is subject to a $25.0 million liquidity covenant.

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

We may also determine to take additional measures to reduce costs, especially if we do not close the May Sponsorship Gift Cards transaction and the second closing of the RJB Private Placement as expected, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. For example, if we are unable to deliver results from our growth strategy, or otherwise effectively manage expenses and cash flows, we intend to reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the minimum liquidity covenant in our senior secured notes, which will negatively and materially impact net revenue and our ability to execute our growth strategy. In addition, delays in implementing planned restructuring activities, unexpected costs, or the failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could materially adversely affect our business and operating and financial results.

If we lose key management or fail to meet our need for qualified employees with specialized skills, our business, financial condition and operating results could be materially adversely affected.

Our future success is dependent upon our ability to retain key management. Our executive officers and other management personnel are employees “at will” and could elect to terminate their employment with us at any time. For example, we had three executive officers resign in each of 2020 and 2019, including the chief executive officer and one of our founders. Since 2017, we have had three different chief executive officers and since 2018 we have had four chief financial officers. We do not maintain “key person” insurance on the lives of any of our executive officers.

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

Our business is seasonal in nature, which impacts the levels at which customers engage with our products and brand, and, as a result, the trends of our revenue and our expenses fluctuate from quarter to quarter. For example, prior to the effect of the economic and social impact of the COVID-19 pandemic, we historically anticipated that the first quarter of each year would generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we historically anticipated lower customer engagement. In addition, our marketing strategies and expenditures, which may be informed by these seasonal trends, will impact our quarterly results of operations. These seasonal trends may cause our net revenue and our cash requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. We believe that these seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the impact that the COVID-19 pandemic or other macroeconomic trends such as inflation may have on seasonality. Our past net revenue growth, due in part to the impact of the COVID-19 pandemic on consumer behaviors, masked seasonality, but if our net revenue declines or if it increases at a moderate rate, or if seasonal spending by our customers becomes more pronounced, seasonality could have a more significant impact on our operating results from period to period. In addition, in the first and second quarters of 2022, we entered into sponsorship agreements with a related party under which we agreed to issue $27.5 million of gift cards (net of promotional discounts), which may result in higher levels of card breakage revenue which may inflate net revenue or mask seasonality in future periods. As of the date of this Quarterly Report on Form 10-Q, we have not yet received $12.9 million relating to the May Sponsorship Gift Cards transaction. See Notes 13 and 16 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If the analyst(s) covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our stock could decline. Since December 31, 2018, thirteen of the analysts who formerly covered our stock have ceased to cover our stock and we currently have only four analysts covering our stock, three of whom have commenced coverage in recent months. If these analysts cease to cover our stock and other analysts do not begin to cover our stock, we could lose additional visibility in the market for our stock, which in turn could cause our stock price to decline further. The trading market for our Class A common stock is influenced by the research and reports that industry or financial analysts publish about us or our business. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analyst will provide favorable coverage. A lack of research coverage or adverse coverage may negatively impact the market price of our Class A common stock. In addition, if one or more of the analysts covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our Class A common stock could decline.

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

As of October 15, 2022, Mr. Sanberg and his affiliates beneficially own an aggregate of 17.6 million shares of our outstanding Class A common stock (including 9.0 million shares issuable upon exercise of warrants held by Mr. Sanberg’s affiliates), which collectively represent approximately 36.3% of our outstanding capital stock. The shares underlying the warrants are only entitled to voting rights upon exercise. In addition, we have agreed to issue RJB 10,000,000 additional shares of Class A common stock pursuant to the RJB Purchase Agreement (as amended). If that transaction closes, upon the issuance of the additional shares pursuant to the private placement amendment, Mr. Sanberg and his affiliates will own, assuming the exercise of his warrants, approximately 47.1% of our outstanding capital stock.

Pursuant to a purchase agreement (the “2021 Purchase Agreement”), with RJB and Mr. M. Salzberg, dated September 15, 2021, RJB is subject to a voting agreement, pursuant to which RJB agreed to cause all of our voting securities beneficially owned by it or certain of its affiliates, including Mr. Sanberg, in excess of 19.9% of the total voting power of our outstanding capital stock to be voted in proportion to, and accordance with, the vote of all of our stockholders, limiting the effective voting power of the securities beneficially held by Mr. Sanberg.

In addition, under the August 2022 amendment to the RJB Private Placement Purchase Agreement, we have agreed, effectively immediately following, and contingent upon, the closing of the second closing of the RJB Private Placement, to appoint one individual designated by Joseph N. Sanberg, which individual will be Alex Chalunkal, to serve as a Class III director on our board of directors. Under the terms of the August 2022 amendment to the RJB Private Placement Purchase Agreement we are obligated to nominate Mr. Sanberg’s designee for election as a director until the expiration of the standstill period in the 2021 Private Placement Agreement with RJB.

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

As of October 15 2022, an aggregate of 1,903,970 shares of our common stock remained available for future grants under our equity incentive plans. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act of 1933, or the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of October 15, the holders of an aggregate of approximately 18.4 million registrable securities have rights, subject to certain conditions, to include their securities in registration statements that we may file for ourselves or other stockholders. If we were to register these securities for resale, they could be freely sold in the public market. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

Not applicable.

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

10.2*	Amendment No. 2 to Purchase Agreement, dated as of September 7, 2022, by and between Blue Apron Holdings, Inc., RJB Partners LLC and Joseph N. Sanberg

10.3

Amendment No. 1 to Amended and Restated Registration Rights Agreement, dated as of August 7, 2022, by and between Blue Apron Holdings, Inc. and RJB Partners LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2022)

10.4

First Amendment to Note Purchase and Guarantee Agreement, dated as of August 30, 2022, among Blue Apron Holdings, Inc., The Bank of New York Mellon Trust Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2022)

10.5*	Interim Services Agreement, dated as of September 29, 2022, by and between Blue Apron Holdings, Inc. and Randstad Professionals US, LLC d/b/a Tatum

10.6

Equity Distribution Agreement, dated as of October 3, 2022, by and between Blue Apron Holdings, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2022)

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

BLUE APRON HOLDINGS, INC.

Date: November 7, 2022	/s/ Linda Findley
Linda Findley
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 7, 2022	/s/ Mitch Cohen
Mitch Cohen
Interim Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)