Form 10-K
period 2022-12-31
Blue Apron Holdings, Inc.
filed 2023-03-16
CIK 1701114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022.
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

Large accelerated filer	☐	Accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☐

Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
Based on the closing price of the Registrant’s Class A Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2022, the aggregate market value of its Class A Common Stock and Class B Common Stock (based on a closing price of $3.64 per share on June 30, 2022 as reported on the New York Stock Exchange) held by non-affiliates was approximately $93.8 million.
As of February 28, 2023, there were 69,291,499 shares of Class A Common Stock, 0 shares of Class B Common Stock and 0 shares of Class C Capital Stock outstanding.
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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•the sufficiency of our cash resources and ability to operate as a going concern in the event that prior to the end of the second quarter of 2023, RJB Partners, LLC (“RJB”) and certain other affiliates of Joseph N. Sanberg do not fund their remaining respective obligations under the $56.5 million private placement and $12.7 million gift card transaction, we are unable to raise sufficient funds from our February 2023 at-the-market offering or from other financing sources, we are unable to dispose of some or all of the pledged securities securing the RJB private placement obligation in a private or other sale and receive cash proceeds sufficient to satisfy amounts owed to us from Mr. Sanberg’s affiliates, or we are unable to realize the anticipated benefits from identified, and to be identified, expense reductions or incur unforeseen additional cash expenses; our expectations regarding our expenses and revenue; the outcome of discussions with our noteholder in the event we breach a covenant or other obligation under our note purchase and guarantee agreement, dated as of May 5, 2022 (as amended, the “note purchase agreement”), including with respect to our ability to meet the financial, reporting and other covenants or our ability to make a payment on the accelerated payment schedule agreed to in March 2023; and our ability, including the timing and extent, to sufficiently manage costs and to fund investments in our operations in amounts necessary to maintain compliance with financial and other covenants under our indebtedness, while continuing to support the execution of our strategy;
•our ability, including the timing and extent, to successfully support the execution of our strategy; our ability to cost-effectively attract new customers and retain existing customers (including, on the one hand, our ability to execute our marketing strategy with a reduced marketing budget, or on the other hand, our ability to sustain any increase in demand we may experience); our ability to continue to expand our product offerings and distribution channels; our ability to sustain any increase in demand and/or ability to continue to execute operational efficiency practices announced in December 2022, including managing our corporate workforce reduction costs and the impact of our workforce reduction on executing our strategy;
•our expectations regarding, and the stability of, our supply chain, including potential shortages, interruptions or continued increased costs in the supply or delivery of ingredients, and parcel and freight carrier interruptions or delays and/or higher freight or fuel costs, as a result of inflation or otherwise;
•our ability to respond to changes in consumer behaviors, tastes, and preferences that could lead to changes in demand, including as a result of, among other things, the impact of inflation or other macroeconomic factors, and to some extent, long-term impacts on consumer behavior and spending habits;
•the company’s ability to attract and retain qualified employees and personnel in sufficient numbers; our ability to effectively compete;
•our ability to maintain and grow the value of our brand and reputation;

•any material challenges in employee recruiting and retention; any prolonged closures, or series of temporary closures, of one or both of our fulfillment centers, supply chain or carrier interruptions or delays, and any resulting need to cancel or shift customer orders;
•our ability to achieve our environmental, social and corporate governance (“ESG”) goals on our anticipated timeframe, if at all;
•our ability to maintain food safety and prevent food-borne illness incidents and our susceptibility to supplier-initiated recalls;
•our ability to comply with modified or new laws and regulations applying to our business, or the impact that such compliance may have on our business;
•our vulnerability to adverse weather conditions, natural disasters, wars, and public health crises, including pandemics;
•our ability to protect the security and integrity of our data and protect against data security risks and breaches; and
•our ability to obtain and maintain intellectual property protection.
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

SUMMARY OF RISK FACTORS
You should consider carefully the risks described under the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K. These risks, which include the following, could materially and adversely affect our business, financial condition, operating results, cash flow, and prospects, which could cause the trading price of our Class A common stock to decline and could result in a partial or total loss of your investment:
•Our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern because funding of the remaining amounts due to us in connection with the liquidity transactions (as defined below) has not yet occurred and we have not yet raised sufficient alternative funds through our at-the-market offerings or otherwise. If such transactions, as described below, do not close and we do not secure sufficient amounts of alternative financing, and/or we do not realize the anticipated benefits of our identified and to be identified cost savings, we will be unable to meet our current obligations and we will be unable to continue as a going concern as early as the second quarter of 2023.
•Our indebtedness could materially adversely affect our business and financial condition. In particular, any failure to comply with the covenants in the note purchase agreement or failure to timely pay the accelerated payment obligations agreed to in March 2023 would materially adversely affect our business. Furthermore, the restrictive covenants in our note purchase agreement may limit our ability to pursue our business strategies, which would materially adversely affect our operating results, and the failure to comply with such restrictions could materially adversely affect our business.
•We have a history of losses, and we may be unable to achieve or sustain profitability.
•We may be unable to successfully continue to execute our strategy. If we fail to cost effectively acquire new customers or retain our existing customers or if we fail to derive profitable net revenue from our customers, our business would be materially adversely affected.
•If we fail to effectively attain or manage any future revenue growth, or if we fail to effectively manage costs, our business could be materially adversely affected.
•If we do not successfully maintain, operate and optimize our fulfillment centers and logistics channels, and manage our ongoing real property and operational needs, our business, financial condition and operating results could be materially adversely affected.
•Our business depends on a strong and trusted brand, and any failure to maintain, protect or enhance our brand, including as a result of events outside our control, could materially adversely affect our business.
•Increased competition presents an ongoing threat to the success of our business.
•Changes in consumer tastes and preferences or in consumer spending due to inflation or otherwise, and other economic or financial market conditions could materially adversely affect our business.
•Our ability to source quality ingredients and other products is critical to our business, and any disruption to our supply or supply chain could materially adversely affect our business.
•Food safety and food-borne illness incidents or advertising or product mislabeling may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
•If we lose key management or fail to meet our need for qualified employees, with specialized skills, our business, financial condition and operating results could be materially adversely affected.
•We rely on our proprietary technology and data to forecast customer demand and to manage our supply chain, and any failure of this technology, or the quality of our data, could materially adversely affect our business, financial condition and operating results.
•We are subject to extensive governmental regulations which require significant expenditures and ongoing compliance efforts. Even inadvertent, non-negligent or unknowing violations of federal, state or local regulatory requirements could expose us to adverse governmental action and materially adversely affect our business, financial condition and operating results. Further, changes to law, regulation or policy applicable to food could leave us vulnerable to adverse governmental action and materially adversely affect our business, financial condition and operating results.

PART I
ITEM 1.    BUSINESS.
Blue Apron's vision is Better Living Through Better Food™. Founded in 2012, we are on a mission to spark discovery, connection and joy through cooking. We offer fresh, chef-designed recipes that empower our customers to embrace their culinary curiosity and challenge their abilities to see what a difference cooking quality food can make in their lives.
Our core product is the meal experience we help our customers create. These experiences extend from discovering new recipes, ingredients, and cooking techniques to preparing meals with families and loved ones to sharing photos and stories of culinary triumphs. Central to these experiences are the original recipes we design with fresh, seasonally-inspired produce and high-quality ingredients sent directly to our customers. We also sell wine, which can be paired with our meals or can be purchased à la carte, through Blue Apron Wine, our direct-to-consumer wine delivery service. Through Blue Apron Market, our e-commerce platform, we sell a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions, which are tested and recommended by our culinary team. Our products are available to purchase through our website, mobile app, and beginning in the second quarter of 2022, our meal kits are also available for sale on third-party sales platforms. Our customers span ages, geographies, income brackets, and levels of culinary expertise. They include young couples, families, singles, and empty nesters. Our passionate community of home cooks tell us, through emails, phone calls, and social media, how much Blue Apron has changed their lives.
Central to our operations, we have developed an integrated network that employs technology and expertise across many disciplines. Our supply-demand coordination activities––demand planning, recipe creation, procurement, recipe merchandising, fulfillment operations, distribution, customer service, and marketing––drive our end-to-end value chain.
Our Products
Meals
On our direct-to-consumer platform, we strive to offer our customers a balanced mix of ingredients, cuisines, familiarity, discovery, and preparation times. We are focused on offering a variety of choices every week, including a range of recipes designed for a healthy lifestyle, so that customers can make selections based on their individual or household needs and preferences. We currently offer our customers four weekly meal plans - a Two-Serving Signature Plan, a Two-Serving Vegetarian Plan, a Two-Serving Wellness Plan, and a Four-Serving Signature Plan.

For meal plans, customers have the flexibility to choose any combination of the core recipes offered in any week, regardless of their plan. For each Order per week, this includes a minimum of two recipes with up to sixteen choices on the Two-Serving Plan and a minimum of two recipes with up to fourteen choices on the Four-Serving Plan. Beginning in 2022, the weekly main course recipe options also include two Ready to Cook recipes, which are shipped with a recyclable cooking tray and require no knife work or chopping. In addition, each week customers can add unlimited Add-ons recipes to each Order, which includes breakfast, appetizers, side dishes, desserts, à la carte proteins, and/or Heat & Eat meals, which are microwavable meals ready in minutes.
Customers are also able to purchase a second Order each week, allowing them to select additional recipes per week at staggered times, or double recipes to serve up to eight people per meal on the Four-Serving Plan. In 2021, Blue Apron also introduced a select number of meal kits that are available for purchase on Blue Apron Market, our e-commerce market, without a subscription. In 2022, we expanded the optionality to purchase non-subscription boxes to third-party e-commerce channels.
Based on the number of Orders in 2022 per plan type, approximately 80% of our meal orders were for the Two-Serving Plan, and approximately 20% were for the Four-Serving Plan. Our customers can tailor their orders to complement their individual tastes and lifestyles. Some customers prefer to let our recipe recommendation algorithm choose their recipes based on the food preferences they have provided to us, while other customers actively choose several weeks in advance of delivery which recipes to receive. Customers can choose to receive orders each week, or less frequently if that better suits their schedules. Customers can make their weekly order selections on our website or through our mobile application.

In addition, customers have the option to customize some of their recipe selections, such as the ability to upgrade a protein for a more premium protein, replace a meat with a plant protein, or increase the serving size from two to four. We also offer Premium recipes, including our Craft offering, that introduce our customers to specialty protein combinations, advanced culinary techniques, and unique flavor twists. Both our customized options and Premium recipes are priced at a premium to our standard rates. We also sell seasonally-inspired occasion-based offerings throughout the year consisting of multiple recipes for six to eight people, which we sell as part of our subscription meal plan, along with the Blue Apron Market and third-party e-commerce channels.
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
We are committed to sourcing fresh produce and other high-quality ingredients year-round from our supplier network that includes farmers, ranchers, fisheries, and artisans. Our recipes change every week based on the season and often feature specialty ingredients not readily available elsewhere. By merchandising these ingredients into carefully crafted recipes, we are able to introduce our customers to ingredients they may have never experienced before. We also collaborate with suppliers to create ingredients specifically for our recipes, such as custom sauces, unique spice blends, or, for example, bespoke ramen noodles from a third-generation noodle maker.
Our ingredient standards are critically important to us and our customers. We source only ingredients that are as sustainable as possible. All of our beef, poultry, and pork comes from animals not treated with added hormones or sub-therapeutic antibiotics, and our eggs are Certified Humane Raised and Handled® pasture raised. Similarly, we source high-quality seafood consistent with the standards established by Monterey Bay Aquarium Seafood Watch, one of the world’s most respected sustainable seafood organizations, and we prioritize sourcing seafood with additional third-party verified sustainability certifications.
Wine
Blue Apron Wine, our direct-to-consumer wine delivery service, uses an integrated supply chain and direct sourcing relationships to deliver high-quality wines at compelling values. We work directly with vineyards and consult with acclaimed winemakers to create custom Blue Apron wines that are specially crafted for our customers and uniquely curated to pair with our meals. Our wines included in our monthly wine delivery service are sized for a dinner for two (in 500ml bottles, rather than traditional 750ml bottles). Customers have the flexibility to customize their box, choosing six bottles from a monthly selection of wines that best meet their taste preferences. A pairing key system provides insight into the wine profiles, and enables customers to pair their Blue Apron meals and wines. Our wine offerings include curated red, white, rosé and sparkling wines, tasting notes, pairing tips, and the story behind each wine. We are a licensed winery, and currently ship directly to customers in 31 states and Washington, D.C.
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
How We Do It
We have created an integrated network that enables us to source high quality, differentiated ingredients, design original recipes around those ingredients, and combine them into meaningful cooking experiences that we deliver to customers across the contiguous United States. Our interconnected end-to-end value chain allows us to execute cost-effectively and at scale. Coordination between our culinary team, procurement and operations teams, our marketing practices, and technology tools help us pair customer demand with supply, as well as to work with our suppliers to deliver high quality food at compelling values. Our kitchen manufacturing, fulfillment and logistics operations are built to support our ongoing product innovation.
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
Supplier Relationships
Our deep supplier relationships provide us the ability to source high quality ingredients. This enables us to collaborate on demand planning to manage inventories and optimize yields in effort to reduce waste and cost while minimizing our supply chain footprint. Blue Apron often aims to work directly with farmers when practicable to ensure customers receive high quality, seasonally-inspired produce at optimal freshness, at the best value. We source from farmers, ranchers, fisheries, and other suppliers of meat, seafood, and poultry products that meet our animal welfare standards, enabling us to provide premium ingredients to our customers such as pasture raised beef and Certified Humane Raised and Handled® pasture raised eggs.
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
Production and Fulfillment
As of December 31, 2022, we operated two fulfillment centers. Our fulfillment centers are designed to effectively manage our variable, high-throughput, perishable inventory, as well as flexible production and labor needs. We have invested extensively in our fulfillment centers, including the opening of our Linden, New Jersey center in 2017 and the implementation of automation equipment in our Linden and Richmond, California fulfillment centers, and continue to optimize our network with a focus on maximizing efficiencies.

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
Finally, as we continue to promote our brand to attract new customers, we are focused on investments in marketing technology, especially in response to the ongoing elimination of cookie-based tracking. This work includes building out a customer data platform to better manage our first party data and investing in our engineering capabilities to improve overall user experience.

Our Customers
Our customers represent a broad range of demographics including a wide range of age groups and incomes. Customers of all kinds are able to successfully incorporate Blue Apron into a wide variety of lifestyles.

Blue Apron Customers by Age
1%
13%
25%
20%
20%
22%
18-24 years old
25-34 years old
35-44 years old
45-54 years old
55-64 years old
65+ years old

Source: Customer email survey of Blue Apron account holders, December 2022, with 1,635 respondents.
We also believe our customers roughly mirror the general geographical population distribution of the United States. According to the 2020 Current Population Survey by the U.S. Census Bureau, the top ten states account for 54% of total U.S. households. Similarly, we estimate that these states accounted for 53% of our customers in the fourth quarter of 2022.

Population by State
Blue Apron Customers
Top 10 States: 53% All Other: 47%

CA
14%
NY
8%
TX
7%
FL
5%
PA
4%
IL
4%
OH
3%
GA
3%
NC
3%
MI
2%
All Other
47%

Source: Blue Apron Customers for the quarter ended December 31, 2022.
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
Government Regulation of Food and Food Companies
Food companies, such as Blue Apron, are subject to extensive government regulation. Federal statutes applicable to food production include, for example, the Federal Food, Drug, and Cosmetic Act, the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Nutrition Labeling and Education Act, the Food Allergen Labeling and Consumer Protection Act, the FDA Food Safety Modernization Act, and the Federal Trade Commission Act. Federal regulators have promulgated extensive regulatory schemes to implement these and other relevant statutes. These evolving regulatory structures govern matters including manufacturing, formulating, labeling, advertising, packaging, storing, and implementing safety measures for our food products. In particular, the Food and Drug Administration, or FDA, continues its implementation of the FDA Food Safety Modernization Act by promulgating substantial numbers of new regulations and introducing multiple versions of non-binding, draft guidance documents suggesting new compliance measures for the food industry. Understanding within the food industry of how to apply these regulations and the suggestions offered in FDA guidance documents continues to evolve.
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
Human Capital Management
Overview of Human Capital Management

Our human capital management plan is designed to meet the diverse needs of our employee population. Our employee base includes management professionals, engineers, culinary and food safety professionals, fulfillment center employees, and customer service employees in multiple locations across the United States.
As of December 31, 2022, we employed 1,549 full- and part-time employees, of which a little over 80% were based in our fulfillment centers in Linden, New Jersey, and Richmond, California. From time to time, we also supplement our hourly fulfillment and customer service staffing with temporary personnel.
In addition, on December 8, 2022, to better align internal resources with strategic priorities, we announced a reduction in corporate personnel. This action resulted in a reduction of approximately 10% of our total corporate workforce, inclusive of both then current and vacant roles.
Expanding and evolving our human capital management plan continues to be at the forefront of how we attract and retain qualified talent. Our people strategy is overseen by our Chief People Officer, our executive and senior leadership team, and senior human resource professionals, and management regularly provides updates to our board of directors. Our employees are not represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Attraction, Retention, and Development of Talent
Our human capital management strategy is focused on building a culture of accountability, high performance, and inclusion for our employees. We strive to recruit and retain the best people for the job regardless of race, gender, sexual orientation, religion, or other differences.
In 2022, as a result of an increase in our hourly pay rate to $18.00 per hour in the fourth quarter of 2021, we were able to attract and retain more talent into our fulfillment centers through large-scale onsite hiring events. We continue to work on enhanced attraction and retention opportunities in our fulfillment centers, including a more robust onboarding process and ongoing training programs.
In 2022, we also strengthened our benefits offerings across the company with the introduction of a new 401(k) matching program as of January 1, 2022. We also continue to assess and review all components of our compensation and benefit programs to ensure these programs are competitive and aligned against the markets in which we operate.
Investing in our employee’s growth and development has been and remains a key focus area. In 2022, we implemented multiple programs throughout the year to support those efforts, including:

•Establishing a leadership development program, “At Our Best,” that provided our senior leaders with tools to operate at their best individually and collectively, with inclusion and empathy at the core, and to lead meaningful and sustainable change within the company;
•Instituting a culture of accountability and implementing best-practice foundations to support better talent planning for our people which is designed to allow us to more effectively and efficiently deliver against our strategy, drive performance and accountability; and

•Introducing new incentive programs in our fulfillment centers to promote awareness around team performance in critical areas, focusing on quality and efficiency and creating a special place to work.
Health and Safety
The health and safety of our employees has been and remains our top priority. We have a dedicated Environmental, Health & Safety, or EHS, team composed of representatives from across the company. The EHS team coordinates health and safety matters at all of our locations, including safety training at our fulfillment centers. Our team regularly evaluates injury rates, safety observations and near-misses, as well as other proactive actions taken at our fulfillment centers to enhance worker safety. In addition to this team, we also have a Food Safety and Quality Assurance team which focuses on maintaining good manufacturing practices at our fulfillment centers in accordance with FDA guidance.

In addition, in response to the COVID-19 pandemic, we developed and implemented new procedures and protocols to minimize the risk to the health and safety of our employees while allowing us to continue to operate our facilities and provide high quality products to our customers on a timely basis. Throughout the pandemic, we were able to continue to service our customers, while at the same time making investments to prioritize the health, safety, and welfare of our employees. We continue to monitor federal, state and local regulations to continue to adapt our health and safety COVID-19 policies in each of our locations.
Diversity, Equity, and Inclusion Initiatives
We embrace diversity and collaboration in our workforce, our ways of thinking, and our business experiences. As part of our investment in our people, we strive to prioritize diversity, equity, and inclusion. We aim to create a culture where we value, respect, and provide fair treatment and equal opportunities for all employees. By recognizing and celebrating our differences, our goal is to cultivate an inclusive environment representing our core values and mission.
We also demonstrate diversity, equity, and inclusion at the highest levels of our company. As of December 31, 2022, 71% of our executive leadership team identify as female. We are committed to using our reasonable best efforts to maintain gender diversity and increase the racial diversity on our board of directors. As of December 31, 2022, 83.3% of our board of directors identify as female and 50% identify as racially diverse.
As part of our "Aprons for All" initiative, our internal program for Diversity, Equity and Inclusion, that we launched in 2020, we created two key councils:
•The Responsible Sourcing Council to help set guidelines and standards for product sourcing, business relationships, and marketing partnerships to align with "Aprons For All"; and
•The Diversity Council to foster an environment that ensures that people from all backgrounds have equal opportunities to succeed and grow at Blue Apron.
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

Risks Related to Our Business and Industry

Our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern because funding of the remaining amounts due to us in connection with the liquidity transactions (as defined below) has not yet occurred and we have not yet raised sufficient alternative funds through our at-the-market offerings or otherwise. If such transactions, as described below, do not close and we do not secure sufficient amounts of alternative financing and/or we do not realize the anticipated benefits of our identified and to be identified cost savings, we will be unable to meet our current obligations and we will be unable to continue as a going concern as early as the end of the second quarter of 2023.

In connection with the second closing contemplated by that certain purchase agreement between us and RJB, an affiliate of Joseph N. Sanberg, one of our existing stockholders, dated as of April 29, 2022, as amended in August 2022 and September 2022 (the “RJB Purchase Agreement”), we agreed to issue and sell to RJB, and RJB agreed to purchase from us 10,000,000 shares of Class A common stock for an aggregate purchase price of $56.5 million (or $5.65 per share) (such amount, the “outstanding obligated amount”) (the “RJB Second Closing”). As of the date of the filing of this Annual Report on Form 10-K, we have received $1.0 million of the outstanding obligated amount and we have not yet received the remaining $55.5 million from RJB, and the RJB Second Closing as contemplated by the RJB Purchase Agreement has not closed. Additionally, as of the date of this Annual Report on Form 10-K, while we have received $5.8 million of a gift card receivable, we have not received the remaining $12.7 million gift card receivable owed to us from an affiliate of Mr. Sanberg, pursuant to that certain gift card sponsorship agreement dated as of May 5, 2022 (as amended or modified, the “Sponsorship Gift Cards Agreement” and together with the RJB Second Closing, the “liquidity transactions”). Mr. Sanberg has agreed to personally guarantee (i) the payment of the outstanding obligated amount under the RJB Purchase Agreement and (ii) the payment of $12.7 million owed under the Sponsorship Gift Cards Agreement.

On November 6, 2022, we and an affiliate of Mr. Sanberg (the “pledgor”) entered into a Guaranty and Pledge Agreement (the “pledge agreement”), pursuant to which the pledgor (i) agreed to guarantee the payment of RJB’s outstanding obligated amount and (ii) to secure its obligation to pay the outstanding obligated amount, granted us a security interest in pledgor’s interests in certain equity securities (the "pledged shares"), of certain privately-held issuers (the "pledged entities"), including the certificates (if any) representing the pledged shares, and all dividends, distributions cash, instruments and other property or proceeds from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of the pledged shares, or collectively, the pledge collateral. Because the outstanding obligated amount remained unpaid after November 30, 2022, we are permitted to exercise remedies in respect of the pledged shares. In particular, we have the right to foreclose on and take ownership of the pledged shares and we are evaluating our options to monetize the pledged shares. There is no assurance that the outstanding obligated amount will be paid by pledgor, RJB or Mr. Sanberg.

Because the pledged entities are privately-held companies, there is no public trading market for the pledged shares. As a result, the value of the pledged shares could be less than the outstanding obligated amount, and, if we seek to foreclose upon the pledged shares to satisfy pledgor’s obligation to pay the remaining outstanding obligated amount, the proceeds of any private sale of the pledged shares, to the extent any such private sale is permissible and effected subject to regulatory and contractual limitations that may apply, may be less than could have been obtained from a sale in a public trading market and may be less than the remaining outstanding obligated amount.

Because we have agreed under the note purchase agreement amendment (as defined below) to repay our $30.0 million of outstanding senior secured notes in full by the end of the second quarter of 2023, if we do not receive the remaining $68.2 million due to us in connection with the liquidity transactions, and if we are unable to raise additional capital from other financing sources, including from the February 2023 ATM (as defined below), the disposition of the pledged collateral, or otherwise, and/or achieve the anticipated benefits of our identified and to be identified cost savings and working capital management, including our corporate workforce reduction announced in December 2022 and any additional cost reduction initiatives, we expect that we will be unable to meet our current obligations and that we will be unable to continue as a going concern, as early as the end of the second quarter of 2023.

Our ability to continue as a going concern requires us to have sufficient capital to meet our minimum liquidity covenant, as applicable, as well as to continue to make investments and to fund our operations. As discussed more below, because we have agreed to repay our $30.0 million of outstanding senior secured notes in full by the end of the second quarter of 2023, our operating cash flows alone are not expected to provide us with sufficient capital to continue to make investments and to fund our operations for the twelve months following the date of this report, and as early as the end of the second quarter of 2023 based on our current operating plans and programs, we are dependent upon our ability to receive the remaining $68.2 million due to us in connection with the liquidity transactions, any cash proceeds from the disposition of the pledged collateral, if any, our ability to obtain additional funding and raise additional capital, including as a result of the February 2023 ATM or otherwise, and our ability to achieve the anticipated savings through the implementation of expense reductions in areas identified and to be identified by us in product, technology, general and administrative costs and marketing expenditures. In addition to the foregoing, we may also seek to pursue and execute financing opportunities, a business combination or other strategic transaction, although there is no assurance that we can identify or consummate any such transaction.

Absent additional debt or equity funding or expense and operating adjustments, we cannot assure you that our future cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our operations or any future growth, including to attract and retain customers. If such financing is not available and such expense and operating adjustments cannot be made, we will be unable to operate our business, develop new business or execute on our strategic plan, and our operating results would suffer. Additionally, any new debt financing may increase expenses, contain covenants that further restrict the operation of our business, and will need to be repaid regardless of operating results. For example, covenants contained in our senior secured notes include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments. Additional equity financing, debt financing that is convertible into equity, or debt or equity financing in which we issue equity or derivative securities, including any shares of Class A common stock issuable in connection with the liquidity transactions, other financing transactions, business combinations or strategic transactions would result in dilution to our existing stockholders.

If we are not able to secure adequate additional funding, we may be forced to make additional reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects. In addition, we could also be forced to commence a bankruptcy or take other defensive action, which would materially adversely affect our business, financial condition and operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our indebtedness could materially adversely affect our business and financial condition. In particular, any failure to comply with the covenants in the note purchase agreement or failure to timely pay the accelerated payment obligations agreed to in March 2023 would materially adversely affect our business

As of December 31, 2022, we had $30.0 million in outstanding borrowings under our senior secured notes pursuant to the note purchase agreement. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations under the senior secured notes or to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to achieve and maintain net revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring us to dedicate a substantial portion of our cash flow from operations for payments on our indebtedness and thus reducing the availability of our cash flow to fund working capital, capital expenditures, business development, acquisitions and general corporate or other requirements; increasing our vulnerability to and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; increasing our vulnerability to general adverse conditions; restricting us from making acquisitions or cause us to make non-strategic divestitures; placing us at a competitive disadvantage to less-leveraged competitors; and limiting our ability to obtain additional debt and equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes.

In addition, on March 15, 2023, we entered into a waiver, consent, and amendment to the note purchase agreement (the “note purchase agreement amendment”), pursuant to which we agreed to pay the full outstanding principal balance on the senior secured notes in four amortization installments, including all accrued and unpaid interest, as follows: $7.5 million paid in connection with the signing of the note purchase agreement amendment; $7.5 million on April 15, 2023; $7.5 million on May 15, 2023; and $7.5 million on June 15, 2023. Under the note purchase agreement amendment, the noteholder also agreed to reduce the minimum liquidity covenant amount on a dollar-for-dollar basis equal to the amount of the amortization payments (subject to a $10.0 million floor until the debt is repaid in full). Further, conditioned upon the timely payment of all of the amortization payments, the noteholder agreed to waive all prepayment premiums and the ESG KPI Fee (as defined below) that would otherwise have been owing by us at maturity. Furthermore, in connection with the note purchase agreement amendment, the noteholder consented to the surrender of ownership to us, by the pledgor, of certain pledged shares, in satisfaction of certain obligations of the pledgor under the pledge agreement, should such a surrender of collateral be agreed by us and the pledgor. The note purchase agreement amendment also clarified that such pledged shares, when surrendered, would become collateral for our obligations under the note purchase agreement. The note purchase agreement amendment also contains additional and modified reporting and information requirements, including the removal of a requirement to deliver an audit opinion of our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2022 that does not include a “going concern” explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The note purchase agreement amendment also clarifies that to the extent, if any, that certain prior events related to the Pledge Agreement or amendments to the RJB Purchase Agreement constituted defaults under the note purchase agreement, such defaults are waived, although it is our position that no such defaults existed at any time.

Our ability to make scheduled payments on the accelerated terms agreed to under the note purchase agreement amendment, or to refinance our debt obligations, including the senior secured notes, depends on our financial condition and operating performance and the condition of the debt and capital markets, which are subject to prevailing economic, industry and competitive conditions, as well as certain financial, business, legislative, political, regulatory and other factors beyond our control. We expect to use cash flow from operations to meet our current and future financial obligations, including funding our operations, debt service requirements and capital expenditures. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness or to fund other liquidity needs. In addition, the note purchase agreement governing the senior secured notes contains covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness.

We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception. In the years ended December 31, 2022, 2021 and 2020, we incurred net losses of $109.7 million, $88.4 million, and $46.2 million, respectively. In December 2022, we identified multiple initiatives to both reduce expense and streamline decision-making and organization structure, including a plan for meaningful reduction on marketing and consulting expenses, including a reduction of approximately 10% of our total corporate workforce, inclusive of both then current and vacant roles, of up to an aggregate of approximately $50.0 million. We may also increase marketing expenses in the future in the event we are able to receive the remaining $68.2 million due to us in connection with the liquidity transactions, raise additional capital, including from the February 2023 ATM, the disposition of the pledged collateral, if any, or other financing sources. Our decision to decrease marketing spending starting in December 2022 and in 2023 may negatively impact our ability to continue to attract new and retain existing customers, enhance our technology and infrastructure, our ability to invest to optimize and drive efficiency in our distribution and fulfillment capabilities, and expand our product offerings and we may not succeed in achieving margins sufficient to offset our expenses which may require us to further reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. If we are able to receive the remaining $68.2 million due to us in connection with the liquidity transactions, raise capital from alternative sources, including from the February 2023 ATM, the disposition of the pledged collateral, if any, or other financing sources, we anticipate that we may again incur substantial operating expenses in the future, including later in 2023, to continue to attract new and retain existing customers, enhance our technology and infrastructure invest to optimize and drive efficiency in our distribution and fulfillment capabilities, and expand our product offerings. If we are able to increase marketing expenditures in the future, our efforts may prove more expensive than we anticipate, and we may not succeed in increasing our customer count, net revenue and margins sufficiently to offset these expenses or at all, which may require us to further reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. We also incur significant expenses in operating our fulfillment centers, including personnel costs, obtaining and storing ingredients and other products, and developing our technology and we have seen, and may continue to see, as a result of inflation or other factors, higher ingredient, shipping and labor costs, which have, and could continue to have, a negative impact on margins. In addition, many of our expenses, including the costs associated with our fulfillment centers, are fixed. Accordingly, we may not be able to achieve or maintain profitability, maintain efficient variable margins, and we may incur significant losses for the foreseeable future.

We may be unable to successfully execute our strategy. If we fail to cost-effectively acquire new customers or retain our existing customers or if we fail to derive profitable net revenue from our customers, our business would be materially adversely affected.

Our strategy, and our ability to operate profitably depends largely on our ability to cost-effectively acquire new customers, retain existing customers, and to keep customers engaged so that they continue to purchase products from us, including our higher value offerings. If we are unable to cost-effectively acquire new customers, retain our existing customers, or keep customers engaged, our business, financial condition and operating results would be materially adversely affected. For example, the number of our customers declined to approximately 298,000 in the three months ended December 31, 2022 from approximately 336,000 in the three months ended December 30, 2021, and our net revenue declined slightly to $106.8 million from $107.0 million in that same period. While we experienced an increase in demand starting in 2020 due, in part, to the impact the COVID-19 pandemic has had on consumer behaviors, we saw a decrease in demand in 2022 and 2021 compared to 2020 as more normal consumer behaviors patterns started to return. In addition, if, like we did during the height of the COVID-19 pandemic, we face significant disruptions in our supply chain, are unable to continue to operate one or more of our fulfillment centers or are unable to timely deliver orders to our customers, as a result of future surges of COVID-19 or otherwise, we may not be able to retain our customers or attract new customers. Further, to meet increased demand and eliminate complexity in our operations during 2020, we cut back on or delayed certain product offerings and we delayed the launch of other new product offerings that are part of our strategy, and if we need to cut back or delay certain product offerings in the future as a result of, supply chain issues, the pandemic or otherwise, there could be an adverse effect on our ability to retain or attract customers.

We have historically spent significant amounts on advertising and other marketing activities, such as digital and social media, television, radio and podcasts, direct mail, and email, to acquire new customers, retain and engage existing customers, and promote our brand. While we have reduced our marketing expenditures from historic levels, in late 2019, during parts of 2020 and 2021, we increased marketing expenditures to more normal levels. For example, in the fourth quarter of 2021, using a portion of the proceeds from the November 2021 capital raise we significantly increased our marketing expenses. Furthermore, in December 2022, in connection with cost-savings actions, we announced that we were significantly reducing marketing expenses for 2023, and our ability to increase marketing expenses in the future is dependent upon our ability to receive the remaining $68.2 million due to us in connection with the liquidity transactions, our ability to raise additional capital, including from the February 2023 ATM, the disposition of the pledged collateral, if any, or other financing sources. For the years ended December 31, 2022, 2021, and 2020, our marketing expenses were $84.1 million, $72.1 million, and $49.9 million, respectively, representing approximately 18.3%, 15.3%, and 10.8% of net revenue, respectively. If we are unable to deliver results from our new marketing strategy, or otherwise effectively manage expenses and cash flows, we may further reduce spending, to the extent needed in order to comply with the liquidity covenant or accelerated premium payment obligations we agreed to in March 2023 under our senior secured notes or to preserve cash, which may materially adversely impact net revenue and our ability to execute our strategy. For example, in late 2018, we significantly reduced marketing expenditures as part of our efforts to deliberately prioritize operational stability which led to a sustained decrease in the number of customers and revenues in the years thereafter prior to the impact of the COVID-19 pandemic. We expect a reduction in customers and revenues in 2023 as a result of our new marketing strategy, and we cannot assure you that we will not see a significant decrease in customers and revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, if we are able to receive the remaining $68.2 million due to us in connection with the liquidity transactions, secure additional financing or raise additional capital, including from the February 2023 ATM, the disposition of the pledged collateral, if any, or other financing sources, we may fail to identify or execute cost efficient marketing opportunities as we adjust our investments in marketing, including our ability to successfully make new marketing technology investments, or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. In addition, the increased demand we saw as a result of the impact the COVID-19 pandemic had on consumer behaviors resulted in us, at times, temporarily reducing marketing spend for portions of 2020 in order to manage capacity. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third-party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results, as well as present a risk that we fail to comply with certain covenants under our senior secured notes, which could lead to an event of default under our senior secured notes.

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

If we fail to effectively attain or manage any future net revenue growth, or if we fail to effectively manage costs, our business could be materially adversely affected.

Our net revenue increased from $460.6 million in 2020 to $470.4 million in 2021 and decreased to $458.5 million in 2022. The number of our full-time employees declined from 1,934 at December 31, 2020 to 1,795 at December 31, 2021 and to 1,541 at December 31, 2022. Our ability to grow net revenue in the future is dependent upon our ability to receive the remaining $68.2 million due to us in connection with the liquidity transactions, our ability to secure additional funding and raise additional capital, including from the February 2023 ATM, the disposition of the pledged collateral, if any, or other financing sources. As such, we expect that our current marketing reduction plans and any future reductions in marketing investments will impact our net revenue. If our net revenues continue to decline faster than we anticipate or if we do not effectively manage our costs, or if we fail to recognize the benefits of past or any future price increases, or if we fail to accurately forecast net revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings may place additional demands on our operations teams and require significant additional financial, operational, human capital, technological and other resources to meet our needs, which may not be available in a cost-effective manner or at all. We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations. If we do not effectively manage costs, including as a result of inflation or our ability to realize the benefits of the non-marketing cost reductions we identified in December 2022, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high quality product offerings, or maintain compliance with our accelerated payment obligations and certain covenants in our senior secured notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The success of our business depends in part on our ability to anticipate and react to changes in food and supply costs and availability. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, inflation, market changes, increased competition, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, global demand, food safety concerns, public health crises, such as pandemics and epidemics, generalized infectious diseases, changes in law or policy, wars, declines in fertile or arable lands, product recalls and government regulations. For example, any prolonged negative impact of inflationary periods, such as the current inflationary environment, on food, supply and logistics costs and availability could materially and adversely impact our business, financial condition and operating results. In addition, deflation in food prices could reduce the attractiveness of our product offerings relative to competing products and thus impede our ability to maintain or increase overall sales, while food inflation, particularly periods of rapid inflation, have and could continue to reduce our operating margins as there may be a lag between the time of the price increase and the time at which we are able to increase the price of our product offerings. We generally do not have long term supply contracts or guaranteed purchase commitments with our food suppliers, and we do not hedge our commodity risks. In limited circumstances, we may enter into strategic purchasing commitment contracts with certain suppliers, but many of these contracts are relatively short in duration and may provide only limited protection from price fluctuations, and the use of these arrangements may limit our ability to benefit from favorable price movements. As a result, we may not be able to anticipate, react to or mitigate against cost fluctuations which could materially adversely affect our business, financial condition and operating results.

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

In addition, the note purchase agreement, as amended by the note purchase agreement amendment, contains (i) a liquidity maintenance covenant, which requires our liquidity (as defined in the notes purchase agreement) to be no less than $25.0 million, which reduces to $17.5 million in connection with the first $7.5 million amortization payment; and which will be further reduced to $10.0 million until the senior secured notes are repaid in full after the second amortization payment is made, and (ii) an asset coverage ratio covenant, which requires our liquidity to be no less than 1.25:1.00 on each quarterly test date.

A breach of the covenants or restrictions under the note purchase agreement could result in a default thereunder. Any such default may allow the noteholder to accelerate the notes and may result in the acceleration of any other future debt to which a cross-acceleration or cross-default provision applies. If we are unable to repay the amounts due and payable under the note purchase agreement, holders of the senior secured notes could, pursuant to the security documents proceed against the collateral in which they have first-priority security interests. In the event the holders of senior secured notes accelerate the repayment of the senior secured notes, we cannot assure you that we would have sufficient assets to repay such indebtedness or be able to borrow or raise additional equity in an amount sufficient to repay such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

• limited in how we conduct our business and execute our business strategy;
• unable to raise additional debt or equity financing to fund our operations; or
• unable to compete effectively or to take advantage of new business opportunities.

These restrictions may also affect our ability to grow in accordance with our growth plans.

If we fail to successfully improve our customer experience, including by continuing to develop new product offerings and enhancing our existing product offerings and enhancing our digital experience and developing our technology infrastructure, our ability to attract new customers and retain existing customers may be materially adversely affected, and we may not be able to comply with the covenants in our senior secured notes.

Our customers have a wide variety of options for purchasing food, including traditional and online grocery stores and restaurants, and consumer tastes and preferences may change from time to time, including as they did in 2020 and parts of 2021 as a result of the COVID-19 pandemic and the resulting restrictions that were affected throughout most of the United States, which limited some of these options for consumers. Our ability to retain existing customers, attract new customers and increase customer engagement with us will depend in part on our ability to successfully improve our customer experience, including by having sufficient funds to continue creating and introducing new product offerings, improving upon and enhancing our existing product offerings and strengthening our customers’ digital interactions with our brand and products through an enhanced technology infrastructure, including online and mobile. As a result, we may introduce significant changes to our existing product offerings, develop and introduce new and unproven product offerings, revise our customers’ digital experiences and/or offer our products through new distribution channels. If our new or enhanced product offerings are unsuccessful, including because they fail to generate sufficient net revenue or operating profit to justify our investments in them, or if we are unable to timely develop enhancements to our technology infrastructure, we may be unable to attract or retain customers, and our business and operating results could be materially adversely affected. Furthermore, new or shifting customer demands, tastes or interests, superior competitive offerings or a deterioration in our product quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model. In addition, we frequently experiment with and test different product offerings and marketing and pricing strategies, such as our implementation of a shipping charge on all subscription meal kit and wine orders in 2021 and our new meal and wine price increase implemented in the second quarter of 2022, as well as our customers’ digital experiences, including by updating our online and mobile platforms. If these experiments, tests and updates are unsuccessful, or if the product offerings and strategies we introduce based on the results of such experiments, tests and updates do not perform as expected, our ability to retain existing customers, attract new customers, and increase customer engagement may be adversely affected.

Developing and launching new product offerings or enhancements to our existing product offerings involves significant risks and uncertainties, including risks related to the reception of such product offerings by our existing and potential future customers, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast demand and related supply), inability to adequately support new offerings or enhancements with sufficient technology and marketing investment and negative publicity in the event such new or enhanced product offerings are perceived to be unsuccessful. In addition, as a result of both the increased demand we saw as a result of the impact the COVID-19 pandemic had on consumer behaviors and due to pandemic-related labor shortages, in 2020 we delayed, and may in the future delay, launching certain new product offerings or cut back on certain weekly cycles in order to remove some operational complexities to meet demand levels, which may have an adverse effect on our ability to retain or attract new customers. In addition, in connection with our expense reduction efforts introduced in December 2022, we expect to be less focused on new product development in 2023.

Significant new initiatives have in the past resulted in, and any new initiatives may in the future result in, operational challenges affecting our business. In addition, developing and launching certain new product offerings and enhancements to our existing product offerings may involve significant capital investments and such investments may not prove to be justified. Any of the foregoing risks and challenges could materially adversely affect our ability to attract and retain customers as well as our visibility into expected operating results, and could materially adversely affect our business, financial condition and operating results.

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

We may incur future capital expenditures in our fulfillment centers in order to optimize and drive efficiency in our operations. For a discussion of our projected future capital expenditures and risks related to such capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” If we expand our product offerings in the future, we may be unable to effectively increase our fulfillment capacity or effectively control expansion related expenses. In addition, as we continue to execute our strategy, we may experience problems fulfilling orders in a timely manner or in a manner our customers expect, or our customers may experience delays in receiving their purchases, or, if in the future we grow faster than anticipated, we may exceed our fulfillment center capacity sooner than we anticipate, any of which could harm our reputation and our relationships with our customers. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to continue to incur certain capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur. The timing and amount of our projected capital expenditures is dependent upon a number of factors and may vary significantly from our estimates. We cannot assure you that we will have sufficient capital resources to fund future capital expenditures or if any future capital expenditures will be timely or effectively integrated into our existing operations, any adjustments to production volume, including transitions between fulfillment centers, will be completed on an efficient and timely basis without adversely impacting our operations, that our fulfillment software systems will continue to meet our business needs, or that we will be able to execute on our strategic plans or recruit qualified managerial and operational personnel necessary to support our strategic plans. In addition, we intend to reduce spending on capital expenditures, to the extent needed, if we are unable to deliver results from our strategy, or otherwise effectively manage expenses and cash flows, in order to manage our business and comply with the financial covenants in our senior secured notes, which will negatively and materially impact net revenue and our ability to execute our strategy. Any changes to our overall fulfillment capacity or existing fulfillment center operations will put pressure on our managerial, financial, operational, technological and other resources.

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

The value of our brand also depends on effective customer support to provide a high-quality customer experience, which requires significant personnel expense. If not managed properly, this expense could impact our profitability. Failure to manage or train our own or outsourced customer support representatives properly, or our inability to hire and/or retain sufficient customer support representatives in sufficient numbers could result in lower-quality customer support and/or increased customer response times, compromising our ability to handle customer complaints effectively. For example, we have experienced labor shortages in the past and, if we experience any future labor shortages, we may have difficulty hiring and retaining customer support representatives, resulting in increased customer response times.

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

There has been increased focus, including by consumers, investors and other stakeholders, as well as by governmental and non-governmental organizations, on ESG matters. We have and plan to continue undertaking ESG initiatives. Any failure to meet our ESG commitments could negatively impact our business, financial condition and operating results. These impacts could be difficult and costly to overcome. We are also subject to an ESG covenant under our senior secured notes which may require us to pay a 1% fee upon repayment of the senior secured notes at maturity if we fail to meet that covenant, however, if we timely repay the senior secured notes on the accelerated payment schedule agreed to in March 2023, this fee would be waived.

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

We believe that our ability to compete depends upon many factors both within and beyond our control, including:

•our cash resources and related marketing efforts;
•the flexibility and variety of our product offerings relative to our competitors, and our ability to timely launch new product initiatives;
•the quality and price of products offered by us and our competitors;
•our reputation and brand strength relative to our competitors;
•customer satisfaction;
•consumer tastes and preferences and trends in consumer spending, which have changed, and may continue to change, in response to macroeconomic factors, like inflation, the impact of the COVID-19 pandemic or otherwise;
•the size and composition of our customer base;
•the convenience of the experience that we provide;
•the strength of our food safety and quality program;
•our ability to comply with, and manage the costs of complying with, laws and regulations applicable to our business; and
•our ability to cost-effectively source and distribute the products we offer and to manage our operations.

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

Our deliberate decision to reduce marketing expenses for 2023 may negatively impact our ability to compete which may have a material adverse impact on our ability to acquire or retain customers. In addition, as the COVID-19 pandemic’s impact on consumer behaviors has tapered, and consumers seek out other dining options or resume traveling, we have and may continue to see an increase in competition, which may be significant, and which could have an adverse effect on our business, financial condition and operating results.

Food safety and food-borne illness incidents or advertising or product mislabeling may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food borne illnesses or other food safety incidents (including food tampering or contamination) caused by products we sell, or involving suppliers that supply us with ingredients and other products, could result in the discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs or harm to our reputation. Shipment of adulterated products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits brought by consumers, consumer agencies or others. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our insurance policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources, which could impact our ability to execute our strategy and/or comply with the accelerated repayment obligations or minimum liquidity covenant in our senior secured notes.

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

Furthermore, preferences and overall economic conditions, such as inflation, that impact consumer confidence and spending, including discretionary spending, could have a material impact on our business. Economic conditions affecting disposable consumer income such as employment levels, business conditions, higher rates of inflation, slower growth or recession, market volatility, negative financial news, changes in housing market conditions, the availability of credit, interest rates, tax rates, new or increased tariffs, fuel and energy costs, the effect of natural disasters or acts of terrorism, and other matters, could reduce consumer spending or cause consumers to shift their spending to lower priced alternatives, each of which could materially adversely affect our business, financial condition and operating results.

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

Furthermore, there are many factors beyond our control which could cause shortages or interruptions in the supply of our ingredients and other products, including adverse weather, environmental factors, natural disasters, prolonged utility outages, unanticipated demand, shipping and distribution issues, labor problems, public health crises, such as pandemics and epidemics, changes in law or policy, food safety issues by our suppliers and their supply chains, and the financial health of our suppliers and their supply chains. For example, any future negative impact on our supply chain as a result of the COVID-19, or other, pandemic, weather, gas prices or otherwise, could materially and adversely impact our business, financial condition and operating results. Production of the agricultural products used in our business may also be materially adversely affected by drought, water scarcity, temperature extremes, scarcity of agricultural labor, changes in government agricultural programs or subsidies, import restrictions, scarcity of suitable agricultural land, crop conditions, crop or animal diseases or crop pests. Failure to take adequate steps to mitigate the likelihood or potential effect of such events, or to effectively manage such events if they occur, may materially adversely affect our business, financial condition and operating results, particularly in circumstances where an ingredient or product is sourced from a single supplier or location.

In addition, unexpected delays in deliveries from suppliers that ship directly to our fulfillment centers or increases in transportation costs, including through increased fuel costs, could materially adversely affect our business, financial condition and operating results. Labor shortages or work stoppages in the transportation industry, long term disruptions to the national transportation infrastructure, reduction in capacity and industry specific regulations such as hours of service rules that lead to delays or interruptions of deliveries could also materially adversely affect our business, financial condition and operating results.

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

We have implemented significant reorganization activities in our business. These and other reorganization activities could have long-term adverse effects on our business, including additional attrition in personnel and the failure to achieve the anticipated benefits and savings from these activities.

We have implemented significant reorganization activities in our business to adjust our cost structure, and we may engage in similar reorganization activities in the future. For example, in December 2022, to better align internal resources with strategic priorities, we announced a reduction in corporate personnel, which resulted in a reduction of approximately 10%, our corporate workforce, inclusive of both then current and vacant roles. As a result, we incurred approximately $1.5 million of employee-related expenses, primarily consisting of severance payments, substantially all of which are cash expenditures to be paid in the first half of 2023. In addition, in February 2020, we announced a plan to close our fulfillment center in Arlington, Texas. As part of this plan, in the first and second quarters of 2020 we transferred all of the remaining production volume from our Arlington, Texas fulfillment center to our Linden, New Jersey and Richmond, California fulfillment centers. These actions resulted and could result in the future in the loss of employees across various functions through attrition or the need for further reductions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, there is a risk of reduced employee morale and, as a result, we could face further employee attrition following a reorganization activity. We may also be unable to efficiently transition the production volume between our fulfillment centers or maintain our production efficiencies during or after any such transfer. For example, we temporarily reopened the Arlington fulfillment center in January 2021 to leverage existing assets to meet forecasted demand while we continued to identify and implement other operating efficiencies in our other fulfillment centers; we then closed the Arlington fulfillment center in April 2021, consolidating production volume at our other fulfillment centers.

Other reorganization activities in which we may engage in the future, as well as other ongoing or future cost reduction activities, may reduce our available talent, assets, capabilities and other resources and could slow improvements in our products and services, adversely affect our ability to respond to competition and limit our ability to satisfy customer demands. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing the organizational changes brought about by our reorganization. If we do not have sufficient resources, we may not be able to effectively manage the changes in our business operations resulting from the reorganization, which may result in weaknesses in our operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If we are unable to effectively manage these activities, our expenses may be higher than expected, and we may not be able to implement our business strategy or achieve the anticipated benefits and savings from any such activities.

We may also determine to take additional measures to reduce costs, especially if we do not receive the remaining $68.2 million due to us in connection with the liquidity transactions, secure alternative funding or raise additional capital, including from our the February 2023 ATM, the disposition of the pledged collateral, if any, or other financing sources which could result in further disruptions to our operations and present additional challenges to the effective management of our company. For example, if we are unable to deliver results from our strategy, or otherwise effectively manage expenses and cash flows, we intend to further reduce spending, particularly in marketing and capital expenditures, to the extent needed in order to comply with the minimum liquidity covenant in our senior secured notes, which will negatively and materially impact net revenue and our ability to execute our strategy. In addition, delays in implementing planned restructuring activities, unexpected costs, or the failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could materially adversely affect our business and operating and financial results.

If we lose key management or fail to meet our need for qualified employees with specialized skills, our business, financial condition and operating results could be materially adversely affected.

Our future success is dependent upon our ability to retain key management. Our executive officers and other management personnel are employees “at will” and could elect to terminate their employment with us at any time. For example, since 2017, we have had three different chief executive officers and since 2018 we have had four chief financial officers and three individuals serving in the role of chief operating officers/chief supply chain officer. We do not maintain “key person” insurance on the lives of any of our executive officers.

Our future success is also dependent upon our ability to attract, retain and effectively deploy qualified employees, including management, possessing a broad range of skills and expertise. We may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future, and, to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees. Additionally, from time to time we have not been, and we may not in the future be, able to hire sufficient workforce quickly enough or to retain sufficient workforce, or if we do not receive the remaining $68.2 million due to us in connection with the liquidity transactions or raise additional capital, including through the February 2023 ATM, the disposition of the pledged collateral, if any, or other financing sources, we may not have adequate resources to meet our hiring needs, and we must effectively deploy our workforce in order to efficiently allocate our internal resources. For example, in December 2022, in order to better align internal resources with strategic priorities, we announced a reduction in corporate personnel which resulted in a reduction of approximately 10% of our total corporate workforce, inclusive of both then current and vacant roles and we may experience a negative impact of the workforce reduction on executing our strategy. If we fail to hire or retain qualified employees, or effectively deploy our existing personnel, our efficiency and ability to meet our forecasts, our ability to successfully execute on our strategic plan and our employee morale, productivity and retention could all suffer. Any of these factors could materially adversely affect our business, financial condition and operating results.

Our past net revenue growth masked seasonal fluctuations in our operating results. If our net revenue declines or if it begins to increase at a more moderate rate, or as seasonal patterns become more pronounced, seasonality could have a material impact on our results.

Our business is seasonal in nature, which impacts the levels at which customers engage with our products and brand, and, as a result, the trends of our revenue and our expenses fluctuate from quarter to quarter. For example, prior to the effect of the economic and social impact of the COVID-19 pandemic, we historically anticipated that the first quarter of each year would generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we historically anticipated lower customer engagement. In addition, our marketing strategies and expenditures, which may be informed by these seasonal trends, will impact our quarterly results of operations. These seasonal trends may cause our net revenue and our cash requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. We believe that these seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the impact that macroeconomic trends such as inflation may have on seasonality. Our past net revenue growth, due in part to the impact of the COVID-19 pandemic on consumer behaviors, masked seasonality, but if our net revenue continues to decline or if it increases at a moderate rate, or if seasonal spending by our customers becomes more pronounced, seasonality could have a more significant impact on our operating results from period to period. In addition, in the first and second quarters of 2022, we entered into sponsorship agreements with a related party under which we agreed to issue $27.5 million of gift cards (net of promotional discounts), which may result in higher levels of card breakage revenue which may inflate net revenue or mask seasonality in future periods. As of the date of this Annual Report on Form 10-K, we have not yet received the remaining $12.7 million relating to the Sponsorship Gift Cards Agreement. See Note 14 to the consolidated financial statements in this Annual Report on Form 10-K.

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

These interruptions may be due to events that are beyond our control or the control of these carriers, including adverse weather, natural disasters and public health crises, such as pandemics and epidemics. If these carriers experience performance problems or other difficulties, we may not be able to deliver orders in a timely manner and meet customer expectations, and our business and reputation could suffer. For example, carrier interruptions and delays as a result of the COVID-19 pandemic or otherwise have in the past, and could again in the future impact our ability to deliver orders to our customers which could materially and adversely impact our business, financial condition and operating results. In addition, if we are not able to maintain acceptable pricing and other terms with these carriers, whether as a result of inflation or otherwise, and we do not increase the price of our product offerings, we may experience reduced operating margins.

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

Our results could be adversely affected by natural disasters, public health crises, such as pandemics and epidemics, political crises or other catastrophic events.

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

We have identified a material weakness in our internal controls over financial reporting related to ineffective information technology general controls. Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act in the future could have a material adverse effect on our business and stock price.

As a public company, we are required to comply with the rules of the SEC implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis and to make annual assessments of our internal control over financial reporting pursuant to Section 404. In addition, as of January 1, 2023, we are no longer an emerging growth company and therefore, as an accelerated filer with annual revenues greater than $100 million, our independent registered public accounting firm is now required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 .Our independent registered public accounting firm, and management, may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses and significant deficiencies and, as of December 31, 2022, our management has identified a material weakness in internal controls related to ineffective information technology general controls. The material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously identified financial results. Management has developed and is implementing a remediation plan to address the material weakness. However, we cannot assure you that the testing of the operational effectiveness of the new control will be complete within a specific timeframe.

There is no assurance that another material weaknesses or significant deficiencies will not occur or that we will be able to remediate such material weaknesses or significant deficiencies in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be materially adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

We regard our customer lists and other consumer data, trademarks, service marks, domain names, copyrights, trade dress, trade secrets, know how, proprietary technology and similar intellectual property as critical to our future success. We cannot be sure that our intellectual property portfolio will not be infringed, violated or otherwise challenged by third parties, or that we will be successful in enforcing, defending or combating any such infringements, violations, or challenges. We also cannot be sure that the law might not change in a way that would affect the nature or extent of our intellectual property ownership.

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

We are subject to extensive federal, state and local regulations. Our food processing facilities and products are subject to inspection by the USDA, the FDA and various state and local health and agricultural agencies. Applicable statutes and regulations governing food products include rules for labeling the content of specific types of foods, the nutritional value of that food and its serving size, as well as rules that protect against contamination of products by food borne pathogens and food production rules addressing the discharge of materials and pollutants and animal welfare. Many jurisdictions also provide that food producers adhere to good manufacturing or production practices (the definitions of which may vary by jurisdiction) with respect to processing food. Recently, the food safety practices of the meat processing industry and produce industry have been subject to intense scrutiny and oversight by the USDA and FDA, respectively, and the FDA has begun to evaluate the possible need for new regulations for e-commerce food delivery companies, and future food-borne illness outbreaks or other food safety incidents related to meat or produce could lead to further governmental regulation of our business or of our suppliers. In addition, our fulfillment centers are subject to various federal, state and local laws and regulations relating to workplace safety and workplace health. Our fulfillment centers and offices, as applicable continue to also be subject to additional FDA, Centers for Disease Control and Prevention, Occupational Safety and Health Administration regulations and guidelines and local guidelines relating to COVID-19. Failure to comply with all applicable laws and regulations could subject us, our suppliers or other strategic partners to civil remedies, including fines, injunctions, product recalls or seizures and criminal sanctions, any of which could have a material adverse effect on our business, financial condition and operating results. Furthermore, compliance with current or future laws or regulations could require us to make significant expenditures or otherwise materially adversely affect our business, financial condition and operating results.

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

In some instances, we may be responsible or held liable for the activities and compliance of our third-party vendors, suppliers or other strategic partners, despite limited visibility into their operations. Although we monitor and carefully select our third-party vendors, suppliers, or other strategic partners, they may fail to adhere to regulatory standards, our safety and quality standards or labor and employment practices, and we may fail to identify deficiencies or violations on a timely basis or at all. In addition, a statute in California called the Transparency in Supply Chains Act of 2010 requires us to audit our suppliers with respect to certain risks related to slavery and human trafficking and to mitigate any such risks in our operations, and any failure to disclose issues or other non-compliance could subject us to action by the California Attorney General.

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

Additionally, existing privacy related laws, regulations, self-regulatory obligations and other legal obligations are evolving and are subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy related laws and regulations in new or different manners. For example, we are subject to the California Consumer Privacy Act of 2018, which came into effect on January 1, 2020 and its successor, the California Privacy Rights Act, which took effect on January 1, 2023, which require, among other things, that companies that process information on California residents to provide new disclosures to California consumers, allows such consumers to opt out of data sharing with third parties and provides a new cause of action for data breaches. Some other states have adopted, and many other states are considering, similar legislation. While we have invested and may continue to invest in readiness to comply with the applicable legislation, the effects of these new and evolving laws, regulations, and other obligations potentially are far-reaching and may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. As of December 31, 2022 and 2021, we had U.S. federal net operating loss carryforwards of $563.9 million and $460.9 million, respectively, and state net operating loss carryforwards of $249.7 million and $197.7 million, respectively, that are available to offset future tax liabilities. Of the $563.9 million of federal net operating loss carryforwards, $221.4 million was generated before January 1, 2018 and is subject to a 20-year carryforward period. The remaining $342.5 million can be carried forward indefinitely, but is subject to an 80% taxable income limitation, in any future taxable year. The pre-2018 federal and all state net operating losses will begin to expire in 2032 and 2033, respectively, if not utilized.

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

On December 21, 2022, we were notified by the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE’s continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our last reported stockholders’ equity was less than $50.0 million. If our average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will initiate delisting proceedings. As required by the NYSE, on January 6, 2023, we notified the NYSE of our intent to cure the deficiency and restore our compliance with the NYSE continued listing standards. In accordance with applicable NYSE procedures, on February 6, 2023, we submitted a plan advising the NYSE of the definitive actions we have taken and are taking, that would bring us into compliance with the NYSE continued listing standards within 18 months of receipt of the written notice. On February 28, 2023, the NYSE accepted the plan and our Class A common stock will continue to be listed and traded on the NYSE during the 18-month period from December 21, 2022, subject to our compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan. We can provide no assurances that we will be able to satisfy any of the steps outlined in the plan approved by the NYSE and maintain the listing of our shares on the NYSE.

In addition, on December 21, 2022, we were notified by the NYSE that we no longer satisfied the continued listing compliance standard set forth Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 per share over a consecutive 30-day trading period. The notice has no immediate impact on the listing of our Class A common stock which will continue to trade on the NYSE during the applicable cure period.

We are closely monitoring the closing share price of our Class A common stock and are considering all available options. We intend to regain compliance with the NYSE listing standards by pursing measures that are in our best interest and the best interests of our shareholders, which could include seeking to effect a reverse stock split. Although we anticipate that we will regain compliance with Section 802.01C of the NYSE Listed Company Manual within the cure period, the price of our Class A common stock is influenced by many factors, many of which are beyond our control. There is no assurance that our efforts will be successful, nor is there any assurance that we will remain in compliance with Section 802.01C of the NYSE Listed Company Manual or other NYSE continued listing standards in the future.

A delisting of our Class A common stock could negatively impact our company and holders of our Class A common stock, including by reducing the willingness of investors to hold our Class A common stock because of the resulting decreased price, liquidity and trading of our Class A common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our Class A common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares of Class A common stock in the future. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us, and limit our access to debt and equity financing. The perceived decrease in value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

The market price of our Class A common stock has been and may in the future be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, and which could result in substantial losses for investors purchasing our shares.

The stock market in general and the market for our Class A common stock in particular has, from time to time, and may again, experience extreme volatility that has often been unrelated to the operating performance of particular companies. For example, since our initial public offering in June 2017, the market price of our Class A common stock has ranged from a high of $165.00 (adjusted for the reverse stock split that occurred in June 2019) to a low of $0.61. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market price and trading volume of comparable companies;
•actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;
•announcements of new service offerings, strategic alliances or significant agreements by us or by our competitors;
•departure of key personnel;
•litigation involving us or that may be perceived as having an adverse effect on our business;
•changes in general economic, industry and market conditions and trends, including as a result of high inflationary pressures;
•investors’ general perception of us;
•sales or perceived sales of large blocks of our stock; and
•announcements regarding industry consolidation.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•the timing and amount of raising additional capital, if any;
•the level of demand for our service offerings and our ability to maintain our customer base,
•the timing and success of new service introductions by us or our competitors or any other change in the competitive landscape of our market;
•the mix of products sold;
•order rates by our customers;
•pricing pressure as a result of competition or otherwise;
•delays or disruptions in our supply chain;
•our ability to reduce costs;
•errors in our forecasting of the demand for our products, which could lead to lower net revenue or increased costs;
•seasonal or other variations in buying patterns by our customers;
•changes in and timing of sales and marketing and other operating expenses that we may incur;
•levels of customer credits and refunds;
•adverse litigation judgments, settlements or other litigation related costs;
•food safety concerns, regulatory proceedings or other adverse publicity about us or our products;
•costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write downs;
•changes in consumer tastes and preferences and consumer spending habits; and
•general economic conditions, including general economic changes as a result of high inflationary pressures

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

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If the analyst(s) covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our stock could decline. Since December 31, 2018, thirteen of the analysts who formerly covered our stock have ceased to cover our stock and we currently have only four analysts covering our stock, three of whom have commenced coverage last year. If these analysts cease to cover our stock and other analysts do not begin to cover our stock, we could lose additional visibility in the market for our stock, which in turn could cause our stock price to decline further. The trading market for our Class A common stock is influenced by the research and reports that industry or financial analysts publish about us or our business. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analyst will provide favorable coverage. A lack of research coverage or adverse coverage may negatively impact the market price of our Class A common stock. In addition, if one or more of the analysts covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our Class A common stock could decline.

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

Joseph N. Sanberg and certain of his affiliates and other related parties beneficially own a significant portion of our outstanding Class A common stock, and therefore have significant influence over the outcome of matters subject to stockholder approval, including a change of control, which could make our Class A common stock less attractive to some investors or otherwise harm our stock price, or such parties could sell their shares into the market, which could negatively impact the trading price of our Class A common stock.

As of February 28, 2023, Mr. Sanberg and his affiliates beneficially own an aggregate of 8,467,864 shares of our outstanding Class A common stock held directly, and Mr. Sanberg and his affiliates also beneficially own an additional 9,021,620 shares issuable upon exercise of warrants held by Mr. Sanberg’s affiliates, which collectively represents approximately 22.3% of our outstanding capital stock. The shares underlying the warrants are only entitled to voting rights upon exercise of such warrants. In addition, we have agreed to issue 9,823,009 additional shares of Class A common stock to RJB at the closing of the transactions contemplated by the RJB Purchase Agreement (as amended). If that transaction closes, upon the issuance of the additional shares, Mr. Sanberg and his affiliates would own, assuming the exercise of all warrants held by them, approximately 31.0% of our outstanding capital stock. For additional information regarding the beneficial ownership of Mr. Sanberg and his affiliates, see “Substantial sales of shares of our Class A common stock could cause the market price of our Class A common stock to decline and/or result in dilution to our stockholders.”

Pursuant to a purchase agreement (the “2021 Purchase Agreement”) among us, RJB and Mr. M. Salzberg, dated September 15, 2021, RJB is subject to a voting agreement, pursuant to which RJB agreed to cause all of our voting securities beneficially owned by it or certain of its affiliates, including Mr. Sanberg, in excess of 19.9% of the total voting power of our outstanding capital stock to be voted in proportion to, and accordance with, the vote of all of our stockholders, limiting the effective voting power of the securities beneficially held by Mr. Sanberg.

In addition, under the August 2022 amendment to the RJB Purchase Agreement, we agreed at that time, effectively immediately following, and contingent upon, the RJB Second Closing, to appoint the individual designated by Joseph N. Sanberg to serve as a director on our board of directors until the expiration of the standstill period in the 2021 Purchase Agreement with RJB.

As a result, Mr. Sanberg and his affiliates have significant influence over matters submitted to our stockholders for approval, including the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power might delay, defer or prevent a change in control or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire, which, in each case, could adversely affect the market price of our Class A common stock.

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

As of February 28, 2023, an aggregate of 4,790,732 shares of our common stock remained available for future grants under our equity incentive plans. The issuance of such shares would dilute the ownership of existing stockholders. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act of 1933, or the Securities Act. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of February 28, 2023, the holders of an aggregate of approximately 1.9 million registrable securities have rights, subject to certain conditions, to include their securities in registration statements that we may file for ourselves or other stockholders, inclusive of the 176,991 shares of Class A common stock issued to Remember Bruce, LLC under the RJB Purchase Agreement. If the Second RJB Closing occurs, holders of an additional 9,823,009 shares of Class A common stock would have rights, subject to certain conditions, to include their securities in registration statements that we may file for ourselves or other stockholders. If we were to register these securities for resale, they could be freely sold in the public market. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

In connection with the amendment to our prior senior secured term loan, on the first day of each quarter that our senior secured notes were outstanding, beginning on or after July 1, 2021, we were obligated to issue warrants to the lenders to purchase such number of shares of Class A common stock as equals 0.50% of the then outstanding shares of our common stock on a fully-diluted basis and we were required to file a registration statement with the SEC to register for resale the shares of Class A common stock underlying the warrants. Pursuant to this obligation, (i) on July 1, 2021, we issued warrants to the lenders exercisable for an aggregate of 130,350 shares of Class A common stock, (ii) on October 1, 2021, we issued warrants to the lenders exercisable for an aggregate of 133,868 shares of Class A common stock, (iii) on January 1, 2022 we issued warrants to the lenders exercisable for an aggregate of 224,516 shares of Class A common stock, and (iv) on April 1, 2022, we issued warrants to the lenders exercisable for an aggregate of 236,016 shares of Class A common stock; all such warrants have been fully exercised, and a total of 724,750 shares have been issued to the lenders upon such exercises. We have filed registration statements for the resale of such shares with the SEC.

On September 15, 2021, in connection with the private placement with Mr. M. Salzberg pursuant to the 2021 Purchase Agreement, we issued to Mr. M. Salzberg (i) 300,000 shares of Class A common stock, (ii) warrants to purchase 240,000 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 120,000 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 60,000 shares of Class A common stock at an exercise price of $20.00 per share, for an aggregate purchase price of $3.0 million.

On November 4, 2021, in connection with the 2021 Purchase Agreement and concurrently with the closing of the rights offering, we issued to RJB an aggregate of (i) 6,265,813 shares of Class A common stock, (ii) warrants to purchase 5,012,354.58219726 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 2,506,177.291098630 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 1,253,088.645549316 shares of Class A common stock at an exercise price of $20.00 per share, for an aggregate purchase price of $62.7 million in two private placements, which was financed, according to Mr. Sanberg’s Schedule 13D filed on November 15, 2021 through a loan secured by a pledge of such shares of Class A common stock. On November 4, 2021, we entered into a registration rights agreement with RJB and Mr. M. Salzberg, pursuant to which RJB, Mr. M. Salzberg and their respective permitted transferees, including pledgees, have the right to request that we file a shelf registration statement with respect to all or a portion of the shares that they hold, which include (x) shares of Class A common stock held prior to the execution of the 2021 Purchase Agreement, and (y) shares of Class A common stock and shares underlying the warrants purchased in connection with the 2021 Purchase Agreement. On December 10, 2021, we filed a registration statement for the resale of such shares and warrants with the SEC, which permits Mr. Sanberg, RJB, Mr. M. Salzberg and their respective permitted transferees, to sell such shares and/or warrants at any time and from time to time.

On February 14, 2022, in connection with a private placement with RJB pursuant to a purchase agreement (the “February Purchase Agreement”), we issued to RJB an aggregate of (i) 357,143 shares of Class A common stock, (ii) warrants to purchase 285,714 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 142,857 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 71,429 shares of Class A common stock at an exercise price of $20.00 per share, for an aggregate purchase price of $5.0 million. On February 14, 2022, we entered into a registration rights agreement with RJB pursuant to which, among other things, RJB and its permitted transferees have the right to request that we file a shelf registration statement with respect to all or a portion of the shares of Class A common stock and shares underlying the warrants purchased in connection with the February Purchase Agreement.

On April 29, 2022, in connection with a private placement with RJB, pursuant to the RJB Purchase Agreement, we issued to (i) Long Live Bruce, LLC (“LLB”), which was assigned RJB’s rights to purchase the foregoing shares, an aggregate of 1,666,667 shares of Class A common stock for an aggregate purchase price of $20.0 million, which was financed, according to Mr. Sanberg’s Schedule 13D filed on May 2, 2022 through a loan secured by a pledge of such shares of Class A common stock. On April 29, 2022, in connection with a separate private placement with Linda Findley, a director and our President and Chief Executive Officer, pursuant to a purchase agreement (the “Findley Purchase Agreement”), we issued to Ms. Findley an aggregate of 41,666 shares of Class A common stock. On April 29, 2022, (i) we and RJB entered into an amendment and restatement of the registration rights agreement entered into with RJB in connection with the February 2022 private placement, pursuant to which, among other things, RJB and its permitted transferees, including pledgees, have the right to request that we file a shelf registration statement with respect to all or a portion of the shares Class A common stock purchased in connection with the RJB Purchase Agreement and the shares of Class A common stock and shares underlying the warrants purchased in connection with the February Purchase Agreement, and (ii) a registration rights agreement with Ms. Findley, pursuant to which, among other things, Ms. Findley and her permitted transferees, including pledgees, have the right to request that we file a shelf registration statement with respect to all or a portion of the shares of Class A common stock purchased in connection with the Findley Purchase Agreement. On August 7, 2022 we and RJB entered into an amendment to the amended and restated registration rights agreement to establish certain registration rights in respect of the 176,991 shares of Class A common stock issued to Remember Bruce, LLC under the RJB Purchase Agreement in December 2022 and 9,823,009 additional shares of common stock that we have agreed to issue to RJB at the closing of the transactions contemplated by the RJB Purchase Agreement, , which are consistent with those registration rights in respect of the 1,666,667 shares of Class A common stock purchased by RJB on April 29, 2022.

The stockholders above, or their permitted transferees, including pledgees, could decide to sell their shares of Class A common stock into the market at any time, including on a rapid basis, and in one or more block trades or series of transactions, which could negatively impact the trading price of our Class A common stock.

On April 29, 2020, we filed a universal shelf registration statement on Form S-3 with the SEC, as amended by Amendment No. 1 to Form S-3 filed in July 2020 (the “2020 Shelf”), to register for sale from time to time up to $75.0 million of Class A common stock, preferred stock, debt securities and/or warrants in one or more offerings, which became effective on July 23, 2020. In addition, on November 7, 2022, we filed a universal shelf registration statement (the “2022 Shelf”) on Form S-3 with the SEC, to register for sale from time to time up to $100.0 million of Class A common stock, preferred stock, debt securities and/or warrants in one or more offerings, which became effective on November 10, 2022.

On October 3, 2022, we entered into an equity distribution agreement with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which we could issue and sell shares of our Class A common stock having an aggregate offering price of up to $14,999,425 from time to time through the Sales Agent, pursuant to an “at-the-market” offering (the “October 2022 ATM”). The 4,622,772 shares of our Class A common stock issued and sold pursuant to the October 2022 ATM were issued and sold under our 2020 Shelf. In addition, on November 10, 2022, we entered into an equity distribution agreement with the Sales Agent, pursuant to which we could issue and sell shares of our Class A common stock having an aggregate offering price of up to $30.0 million from time to time through the Sales Agent, pursuant to an “at-the-market” offering (the “November 2022 ATM”). The 28,998,010 million shares of our Class A common stock issued and sold pursuant to the November 2022 ATM were issued and sold under the 2022 Shelf. Furthermore, on February 10, 2023, we entered into an equity distribution agreement with the Sales Agent, pursuant to which we may issue and sell shares of our Class A common stock having an aggregate offering price of up to $70.0 million from time to time through the Sales Agent, pursuant to an “at-the-market” offering (the “February 2023 ATM”). The shares of Class A common stock issued and sold pursuant to the February 2023 ATM have been, and will be, issued and sold under our 2022 Shelf. As of February 28, 2023, we have issued and sold 394,483 shares of Class A common stock pursuant to the February 2023 ATM.

Sales of additional amounts of shares of our Class A common stock or other securities convertible into shares of Class A common stock, including the warrants issued to our prior lenders in connection with the amendment to our prior senior secured notes and the warrants issued pursuant to the 2021 Purchase Agreement and the February Purchase Agreement, for which we have filed or are obligated to file shelf registrations with the SEC relating to the shares underlying those warrants, would dilute our stockholders’ ownership in us.

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

Our restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our Class A common stock. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

•establishing a classified board of directors with staggered three-year terms so that not all members of our board are elected at one time, which will be fully phased out in 2024;

•providing that directors may be removed by stockholders only for cause and only with a vote of the holders of at least 66 2/3% of the votes that all our stockholders would be entitled to cast for the election of directors;
•limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
•authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our Class A common stock; and
•limiting the liability of, and providing indemnification to, our directors and officers.

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

As a public company, we are required to evaluate our internal controls and during the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, which will be required after we are no longer an emerging growth company, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline. As of December 31, 2022, our management has identified a material weakness in internal controls related to ineffective information technology general controls. For a more detailed discussion of this material weakness, see the risk factor herein entitled "We have identified a material weakness in our internal controls over financial reporting related to ineffective information technology general controls. Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act in the future could have a material adverse effect on our business and stock price."

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

As a result of being a public company and the accompanying rules and regulations, it is more expensive for us to obtain director and officer liability insurance, and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our Class A common stock less attractive to investors.

We qualify as a smaller reporting company, which allows us to take advantage of certain exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation. In general, we will qualify as a smaller reporting company for as long as we have less than $250 million of public float (calculated as the aggregate market value of our Class A common stock and Class B common stock held by non-affiliates, based on the closing price of our Class A common stock on the NYSE on the last business day of our second fiscal quarter). We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Our principal executive office is located in New York, New York, where we lease approximately 25,000 square feet of space pursuant to leases that expire in 2024. Our customer service operations and certain back-office functions are based in Austin, Texas, where we lease approximately 25,000 square feet of space pursuant to a lease expiring in 2024. We have engaged a real estate broker to explore subleasing the Austin, Texas property and convert employees located at this property to remote work.
Our current fulfillment centers occupy leased facilities in Richmond, California and Linden, New Jersey. Our fulfillment center in Richmond, California occupies approximately 165,000 square feet of space pursuant to a lease expiring in 2027 (subject to early termination rights held by us and the landlord for terminations effective after December 31, 2025 upon 12 months' notice); our fulfillment center in Linden, New Jersey occupies approximately 495,000 square feet of space pursuant to a lease expiring in 2026 with an option to extend the term for two consecutive five-year periods at then prevailing market rates. We have engaged a real estate broker to explore subleasing excess square footage at the Linden, New Jersey fulfillment center.
For additional information on our lease obligations, see Note 6 to the Consolidated Financial Statements of this Annual Report on Form 10-K.
ITEM 3.    LEGAL PROCEEDINGS.
This information is set forth under “Note 11 – Commitments and Contingencies – Legal Proceedings” to the Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Certain Information Regarding the Trading of Our Common Stock
Our Class A common stock has been traded on the New York Stock Exchange (the “NYSE”) under the symbol “APRN” since June 29, 2017. Prior to that time, there was no public market for our Class A common stock. On September 15, 2021, we converted all of our outstanding shares of Class B common stock into Class A common stock on a one-for-one share basis; our Class B common stock was not listed or traded on any stock exchange.
Holders of Our Common Stock
As of February 28, 2023, there were approximately 83 holders of record of shares of our Class A common stock and 0 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
Dividends
We have never declared or paid cash dividends on our capital stock. We anticipate that we will retain all of our future earnings to finance the operation of our business and do not anticipate declaring or paying any cash dividends on our capital stock in the foreseeable future. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our board of directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions, and other factors our board of directors may deem relevant. In addition, our senior secured term loan contains covenants that restricts our ability to pay cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2023 Annual Meeting of Stockholders and is incorporated by reference herein.
Recent Sales of Unregistered Securities

On December 14, 2022, under that certain purchase agreement between us and RJB Partners LLC, an affiliate of Joseph N. Sanberg, one of our existing stockholders, dated as of April 29, 2022 (as amended, the “RJB Purchase Agreement”), we issued and sold 176,991 shares of Class A common stock for an aggregate purchase price of $1.0 million (or $5.65 per share) to an affiliate of Joseph N. Sanberg, resulting in approximately $0.6 million of proceeds, net of issuance costs. The issuance of the shares was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for a transaction by an issuer not involving any public offering. The Sanberg affiliate represented to us at issuance that it was an “accredited investor” and that it was acquiring the respective shares for investment only and not with a view to or for sale in connection with any distribution thereof.
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

Central to our operations, we have developed an integrated network that employs technology and expertise across many disciplines. Our supply-demand coordination activities – demand planning, recipe creation, procurement, recipe merchandising, fulfillment operations, distribution, customer service, and marketing – to drive our end-to-end value chain.

We currently offer our customers four weekly meal plans—a Two Serving Signature Plan, a Two-Serving Vegetarian Plan, a Two-Serving Wellness Plan, and a Four-Serving Signature Plan. In addition, each week, customers can add unlimited Add-ons recipes to each Order, which includes breakfast, appetizers, side dishes, desserts, à la carte proteins, and/or Heat & Eat meals, which are microwaveable meals ready in minutes.

We also sell wine, which can be paired with our meals or can be purchased à la carte, through Blue Apron Wine, our direct-to-consumer wine delivery service. Through Blue Apron Market, our e-commerce market, we sell a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions, which are tested in our test kitchen and recommended by our culinary team. Our products are available to purchase through our website, mobile app, and beginning in the second quarter of 2022, third-party sales platforms for our meal kit products.
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

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net revenue	$458,457	$470,377	$460,608
Net income (loss)	$(109,733)	$(88,381)	$(46,154)
Adjusted EBITDA	$(79,253)	$(39,215)	$(1,037)
Net cash from (used in) operating activities	$(91,587)	$(48,962)	$(5,372)
Free cash flow	$(98,228)	$(54,039)	$(11,369)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2022
Orders (in thousands)	1,869	1,701	1,548	1,460
Customers (in thousands)	367	349	323	298
Average Order Value	$62.99	$67.14	$70.83	$73.15
Orders per Customer	5.1	4.9	4.8	4.9
Average Revenue per Customer	$321	$328	$340	$358

2021
Orders (in thousands)	2,104	1,977	1,760	1,678
Customers (in thousands)	391	375	350	336
Average Order Value	$61.63	$62.72	$62.30	$63.78
Orders per Customer	5.4	5.3	5.0	5.0
Average Revenue per Customer	$331	$330	$313	$319

2020
Orders (in thousands)	1,763	2,152	1,917	1,879
Customers (in thousands)	376	396	357	353
Average Order Value	$57.68	$60.88	$58.56	$61.43
Orders per Customer	4.7	5.4	5.4	5.3
Average Revenue per Customer	$271	$331	$314	$327
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
Customers
We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine, or market products sold on our e-commerce platforms and, beginning in the second quarter of 2022, through third-party sales platforms, in a given reporting period. For example, the number of Customers in the quarter ended December 31, 2022 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine or market products in the quarter ended December 31, 2022, including sales made on third-party sales platforms. We view the number of Customers as a key indicator of our scale and financial performance, however Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our Customers. Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer, and Average Revenue per Customer.
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
Free Cash Flow
Free cash flow is a non-GAAP financial measure defined by us as net cash from (used in) operating activities less purchases of property and equipment. We have presented free cash flow in this Annual Report on Form 10-K because it is used by our management and board of directors as an indicator of the amount of cash we generate or use and to evaluate our ability to satisfy current and future obligations and to fund future business opportunities. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our ability to satisfy our financial obligations and pursue business opportunities, and allowing for greater transparency with respect to a key financial metric used by our management in their financial and operational decision-making. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt repayments and capital lease obligations that are not deducted from the measure. Additionally, other companies, including companies in our industry, may calculate free cash flow differently, which reduces its usefulness as a comparative measure. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.
Impact of COVID-19 on our Business

Beginning in late March 2020, we experienced an increase in demand due in part to changes in consumer behaviors resulting from the various restrictions that had been enacted throughout much of the United States in response to the COVID-19 pandemic. As restrictions were lifted and as vaccines became more widely available in the United States starting in the first half of 2021, and as people have resumed pre-pandemic activities, such as travel and dining out, the increased demand due to the pandemic began to decline after the first quarter of 2021. We believe there is no continuing material impact on demand, if any, from the COVID-19 pandemic.

The COVID-19 pandemic or any future pandemics may have other adverse effects on our business, operations, and financial results and condition, including, among other things, as a result of adverse impacts on labor availability, our fulfillment center operations, supply chain and logistics disruptions, consumer behaviors, and on the overall economy, including recent high inflation levels impacting consumer spending.

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities but also pose risks and challenges, including those discussed below and under “Risk Factors" under Part I, Item 1A.
Marketing and Customer Lifecycle Management
Our performance and future success depend in large part on our ongoing ability to invest in marketing to sufficiently support our strategic priorities and cost-effectively launch marketing campaigns that attract, retain, and engage customers. We use various online paid advertising channels (such as digital and social media and email), offline paid advertising channels (such as direct mail, television, and radio and podcasts), and strategic brand partnerships. We typically complement our paid advertising channels by offering promotional discounts to new customers for use on their first Order. We also attract new customers by word of mouth, including through our customer referral program, through which certain existing customers may invite others to receive a single complimentary meal kit box.

As part of the execution of our strategic priorities, we significantly increased marketing expenses toward the end of the fourth quarter of 2021 and throughout most of 2022 to drive customer acquisition with a deliberate focus on the marketing channels we believe to be the most efficient and customer segments that demonstrate stronger affinity and retention. However, in December 2022, we identified multiple cost savings initiatives, including a plan for a meaningful reduction in marketing expenses in 2023. Our ability to increase marketing expenses in the future, is dependent upon our ability to receive the remaining $68.2 million pursuant to the liquidity transactions (as defined below) with related parties, our ability to obtain additional funding from other sources, or raise additional capital, including through the February 2023 ATM (as defined below) or otherwise, receive any cash proceeds from the disposition of the Pledged Collateral (as defined below), as well as macroeconomic and other factors.
In addition to marketing, we continue to invest in our products, brand and overall customer experience, each of which further drives customer acquisition, customer retention and customer engagement and encourages repeat purchases. We also engage with our customers through social media, our website, blog, in-box content and mobile application, including through how-to videos and visual imagery, to deepen our customers’ connection with our brand. Our flexible platform allows customers to interact with us by either actively managing or passively receiving orders, and we believe this flexibility drives higher customer engagement, loyalty and retention over the long term. Our ability to efficiently acquire new customers, retain existing customers and drive customer engagement through marketing investment and other business initiatives significantly impacts our revenue and results of operations. For example, in order to maintain compliance with the financial covenants under our senior secured notes, we have reduced marketing expenditures and may be required to further reduce marketing expenditures, which would negatively impact revenue, our strategy, and our business. See “Liquidity and Capital Resources” below for further discussion.
Product Offerings
Our ability to enhance our existing products and introduce new products impacts our revenue and results of operations. We make ongoing changes to our products intended to enhance the customer experience and strive to offer our customers a balanced mix of ingredients, cuisines, familiarity, discovery, and preparation times. To accommodate various customer lifestyles, we currently offer four weekly meal plans - a Two-Serving Signature Plan, a Two-Serving Vegetarian Plan, a Two-Serving Wellness Plan, and a Four-Serving Signature Plan for our meals, each with flexibility in recipe selection. We are focused on offering a variety of choices every week, including a range of recipes designed for a healthy lifestyle so that customers can make selections based on their individual household needs and preferences.
Customers have the option to customize some of their recipe selections, such as the ability to upgrade a protein for a more premium protein, replace a meat with a plant protein, or increase the serving size from two to four. We also offer Premium recipes, including our Craft offering, that introduce our customers to specialty protein combinations, advanced culinary techniques, and unique flavor twists. In addition, customers can add unlimited Add-ons recipes to each Order, which includes breakfast, appetizers, side dishes or desserts, à la carte proteins and / or Heat & Eat meals, which are pre-made meals ready to heat and eat in minutes.
We are also focused on brand extensions that are complementary to our meal experience, such as Blue Apron Wine and Blue Apron Market. We sell seasonally-inspired occasion-based offerings throughout the year consisting of multiple recipes for 6-8 people, which we sell both on our subscription meal plan, along with the Blue Apron Market and third-party e-commerce channels. A selection of non-subscription meal kit boxes and our wines are also sold on the Blue

Apron Market website, and beginning in the second quarter of 2022, we also sell non-subscription meal kit boxes on third party sales platforms. We believe that by introducing new products and by increasing the choices available, we will better attract, engage and retain customers. Our customers’ choices from among our product offerings will impact our revenue and results of operations, and as we introduce additional products and increase flexibility in our existing products, our customers’ behavior and engagement with us may change.
Operational Execution
Our ability to effectively coordinate supply and demand and execute across our end-to-end value chain impacts our customer experience and our operating results. We begin by working with our suppliers, often months in advance of creating our menus. We then continue to forecast demand as well as monitor and evaluate our expected supply of ingredients, retaining flexibility to finalize recipes in the weeks leading up to fulfillment. As of December 31, 2022, we operated two technology-enabled, refrigerated fulfillment centers that collectively employed approximately 78% employees. Each fulfillment center includes an operation that portions ingredients into exact quantities for each week’s recipes using a combination of automated methods, manual labor, and warehousing, packaging, and shipping operations. We utilize a company-managed, third party delivery network that optimizes outbound logistics, including packing materials and the choice of carrier, on a ZIP code by ZIP code basis to ensure cost-effective, timely, and safe delivery of our orders.
Capital Investment to Support our Strategic Initiatives
Our strategic investments in our fulfillment center operations will continue to significantly impact our ability to successfully execute on our strategic priorities, introduce new products, increase variety to customers, and create efficiencies in our cost structure. We made significant investments to scale our operations and support the expansion of our business, including the build-out of our fulfillment center in Linden, New Jersey which we completed in 2017, which have contributed to meaningful efficiencies in our fulfillment operations. In the future, to the extent we are able to raise sufficient capital, we plan to further invest in capital expenditures primarily related to executing our strategic priorities and to further optimize and drive efficiency in our operations and capitalized software costs.
Seasonality
We experience seasonality in our business that impacts the level at which customers engage with our products and brand and our quarterly results of operations. We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. In 2020, the economic and social impact of the COVID-19 pandemic masked, in part, the seasonal fluctuations in our operating results as we saw our strongest quarter in the second quarter of 2020. We believe that historical seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict any future impact of the COVID-19 or other pandemics or other macroeconomic factors, such as inflation, may have on seasonality in future periods as we saw a return to normal seasonality in 2021 and 2022. Our marketing strategies, which we significantly increased in the fourth quarter of 2021 and throughout most of 2022, but which we reduced in December 2022 and plan to significantly reduce in 2023, will also impact our quarterly results of operations.
Components of Our Results of Operations

Net Revenue

We generate net revenue primarily from the sale of meals to customers through our Two‑Serving and Four-Serving Plans, as well as our Add-On, premium, and customization and other up-sell offerings. We also generate net revenue through sales of Blue Apron Wine, sales on Blue Apron Market, sales of meal kits on third-party sales platforms, and to a more limited extent, through enterprise bulk sales on an ad hoc basis. We generally derive substantially all of our net revenue from sales of our meal kit boxes through our direct-to-consumer platform. We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue. Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter. We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. However, seasonal trends may be masked and impacted by marketing investments. In 2020, the economic and social impact of the COVID-19 pandemic masked, in part, the seasonal fluctuations in our operating results as we saw our strongest quarter in the second quarter of 2020. We believe that historical seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict any future impact, if any, that pandemics, such as COVID-19 or other macroeconomic factors, such as inflation, or our marketing investment levels, may have on seasonality in future periods and we saw a return to normal seasonality starting in 2021 and more so in 2022. We also anticipate that our net revenue will be impacted by the execution of strategic priorities, including our ability to develop and execute product expansion initiatives, pricing updates, as well as the timing and extent of the sale and issuance of gift cards and the associated revenue upon the redemption of those gift cards, which generally occurs within one year of gift card issuance. Net revenue will also be impacted by gift card breakage revenue, which is our estimate of the portion of our gift card balance not expected to be redeemed. During 2022, we entered into various agreements and amendments to such agreements with related parties under which we ultimately agreed to issue $27.5 million (net of promotional discounts) of gift cards, which may result in higher levels of gift card breakage revenue and which may inflate net revenue or mask seasonal trends in future periods. As of the date of this Annual Report on Form 10-K, $12.7 million of gift card proceeds from the related party have not been funded and no gift cards have yet been issued against those funds. See Note 14 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion.

In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. As part of the execution of our strategic priorities using the proceeds from the 2021 Capital Raise (as defined below) that closed in November 2021, we significantly increased marketing expenses toward the end of the fourth quarter of 2021 and throughout most of 2022. However, in December 2022, we announced that we were focused on driving towards profitability in the future and plan to significantly reduce marketing expenses in 2023, which is expected to negatively impact customers and net revenue in 2023. Our ability to grow net revenue and to continue to increase marketing expenses in the future, is dependent upon our ability to receive the remaining $68.2 million pursuant to the liquidity transactions (as defined below) with related parties or our ability to obtain additional funding from other sources or raise additional capital, including through our February 2023 ATM (as defined below) or otherwise, or receive any cash proceeds from the disposition of the Pledged Collateral (as defined below).

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

Cost of Goods Sold, excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization, consists of product and fulfillment costs. Product costs include the cost of food, packaging for food that is portioned prior to delivery to customers, labor and related personnel costs incurred to portion food for our meals, inbound shipping costs, and cost of products sold through Blue Apron Wine and Blue Apron Market. Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to our customers, labor and related personnel costs related to receiving, inspecting, warehousing, picking inventory, and preparing customer orders for shipment, and the cost of packaging materials and shipping supplies. As noted above, our business is seasonal in nature and, as a result we anticipate that the third quarter of each year will generally reflect higher levels of cost of goods sold, excluding depreciation and amortization, due to higher packaging and shipping costs due to warmer temperatures. In the near-term we expect that these expenses will be higher due to higher labor costs, including our minimum wage increase for hourly employees in the fourth quarter of 2021, to help recruit and retain fulfillment center employees, higher food costs, due in part to inflationary pressures, higher fuel and logistics costs, and ongoing investments in product innovation to provide product variety, flexibility, and additional choice for our customers. Over time, we expect such expenses to decrease as a percentage of net revenue as we continue to focus on operational improvements and optimizing our fulfillment center operations.

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

As part of the execution of our strategic priorities in prior periods, we increased marketing expenses toward the end of the fourth quarter of 2021 and throughout most of 2022. However, in December 2022, we determined to significantly reduce marketing expenditures, and we expect marketing expenses to decrease meaningfully, both in absolute dollars and as a percentage of net revenue in 2023 compared to 2022, as we prioritize profitability and marketing efficiency. Our ability to continue to have higher marketing expenses in the future, is dependent upon our ability to receive the remaining $68.2 million pursuant to the liquidity transactions (as defined below) with related parties, our ability to obtain additional funding from other sources, or raise additional capital, including from our February 2023 ATM (as defined below), or receive any cash proceeds from the disposition of the Pledged Collateral (as defined below). We anticipate that our marketing strategies, including the timing and extent of our marketing investments, will be informed by the sufficiency of our cash resources, our strategic priorities, our ability to execute on our strategic priorities, the seasonal trends in our business, our marketing technology capabilities, and the competitive landscape of our market, and will fluctuate from quarter-to-quarter and have a significant impact on our quarterly results of operations. We also anticipate that our future marketing strategies and investments may continue to be impacted by macroeconomic and other factors. For example, we may further reduce marketing expenditures in future periods if we experience heightened demand in a short period of time to help us manage unforeseen demand to alleviate any future capacity constraints.

Product, Technology, General and Administrative

Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities’ costs such as occupancy and rent costs for our corporate offices and fulfillment centers; professional fees; payment processing fees; carbon offsets, and other general corporate and administrative costs. We expect these expenses to decrease in absolute dollars in 2023 compared to 2022, as we realize savings from the corporate workforce reduction announced in December 2022 and continue to focus on expense management.

Depreciation and Amortization

Depreciation and amortization consists of depreciation expense for our property and equipment and amortization expense for capitalized software development costs.

Other Operating Expense

Other operating expense consists of a non-cash gain, net of a termination fee, on the Fairfield lease termination (as defined in Note 10 to the Consolidated Financial Statements of this Annual Report on Form 10-K), impairment losses on long-lived assets, charges for estimated legal settlements, and restructuring costs related to the Arlington, Texas facility closure in 2020 and the corporate workforce reduction in December 2022.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt relates to the extinguishment loss recorded upon the amendment of the 2020 Term Loan in May 2021 and the extinguishment gain recorded upon the termination of the financing agreement with Blue Torch Finance LLC ("Blue Torch") in May 2022.

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest expense on our outstanding borrowings, capital and finance lease costs, and build-to-suit lease financings partially offset by interest income on cash and cash equivalents balances.

Other Income (Expense), Net

Other income (expense), net consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period, as well as the gain recorded upon its derecognition.

Benefit (Provision) for Income Taxes

Our benefit (provision) for income taxes and our effective tax rates are affected by permanent differences between GAAP and statutory tax laws, certain one-time items, and the impact of valuation allowances. For each of the years ending December 31, 2022, 2021 and 2020, our benefit (provision) for income taxes was $(0.0) million, resulting in an effective tax rate of (0.03)%, (0.03)% and (0.09)%, respectively. We continue to maintain a valuation allowance for federal and state tax jurisdictions. Our tax provision results from state taxes in a jurisdiction in which net operating losses were not available to offset our tax obligation.

As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of $563.9 million and $249.7 million, respectively. Of the $563.9 million of federal net operating loss carryforwards, $221.4 million was generated before January 1, 2018 and is subject to a 20-year carryforward period. The remaining $342.5 million can be carried forward indefinitely, but is subject to an 80% taxable income limitation in any future taxable year. The pre-2018 federal and all state net operating losses will begin to expire in 2032 and 2033, respectively, if not utilized.
Results of Operations
The following sets forth our consolidated statements of operations data for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net revenue	$458,467	$470,377	$460,608
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	304,574	301,763	282,924
Marketing	84,118	72,086	49,934
Product, technology, general and administrative	155,101	145,442	137,244
Depreciation and amortization	21,862	22,203	24,503
Other operating expense	1,530	—	4,567
Total operating expenses	567,185	541,494	499,172
Income (loss) from operations	(108,718)	(71,117)	(38,564)
Gain (loss) on extinguishment of debt	650	(4,089)	—
Interest income (expense), net	(3,664)	(8,131)	(7,548)
Other income (expense), net	2,033	(5,021)	—
Income (loss) before income taxes	(109,699)	(88,358)	(46,112)
Benefit (provision) for income taxes	(34)	(23)	(42)
Net income (loss)	$(109,733)	$(88,381)	$(46,154)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	66.4%	64.2%	61.4%
Marketing	18.3%	15.3%	10.8%
Product, technology, general and administrative	33.8%	30.9%	29.8%
Depreciation and amortization	4.8%	4.7%	5.3%
Other operating expense	0.3%	—%	1.0%
Total operating expenses	123.6%	115.1%	108.4%
Income (loss) from operations	(23.6)%	(15.1)%	(8.4)%
Gain (loss) on extinguishment of debt	0.1%	(0.9)%	—%
Interest income (expense), net	(0.8)%	(1.7)%	(1.6)%
Other income (expense), net	0.4%	(1.1)%	—%
Income (loss) before income taxes	(23.9)%	(18.8)%	(10.0)%
Benefit (provision) for income taxes	0.0%	0.0%	0.0%
Net income (loss)	(23.9)%	(18.8)%	(10.0)%
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net Revenue

	Year Ended December 31,
	2022	2021	% Change
	(In thousands)
Net revenue	$458,467	$470,377	(3)%

Net revenue decreased by $11.9 million, or 3%, to $458.5 million for 2022 from $470.4 million for 2021. The decrease in net revenue was primarily due to decreases in Customers and Orders, which were due, in part, to macroeconomic pressures on consumer spending due to the inflationary environment, partially offset by an increase in Average Order Value due to pricing increases and advances in product innovation and variety.
Operating Expenses
Cost of Goods Sold, excluding Depreciation and Amortization

	Year Ended December 31,
	2022	2021	% Change
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$304,574	$301,763	1%
% of net revenue	66.4%	64.2%

Cost of goods sold, excluding depreciation and amortization, increased by $2.8 million, or 1%, to $304.6 million for 2022 from $301.8 million for 2021. The increase was primarily due to the reasons set forth below, partially offset by a decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 66.4% for 2022 from 64.2% for 2021. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:

•an increase of 130 basis points in shipping and fulfillment packaging due to rate increases and fuel surcharges from shipping carriers;
•an increase of 80 basis points in food and product packaging costs, driven by the costs related to new product offerings and enhancements to our existing product offerings to provide variety, flexibility, and additional choice for our customers; and
•an increase of 10 basis points in labor costs due to minimum wage increases for our hourly employees beginning in the fourth quarter of 2021.
Marketing

	Year Ended December 31,
	2022	2021	% Change
	(In thousands)
Marketing	$84,118	$72,086	17%
% of net revenue	18.3%	15.3%
Marketing expenses increased by $12.0 million, or 17%, to $84.1 million for 2022 from $72.1 million for 2021. The increase was seen across various offline and online paid channels. As a percentage of net revenue, marketing expenses increased to 18.3% for 2022 from 15.3% for 2021. This increase, as a percentage of net revenue, included an increase of 180 basis points in offline paid channels, an increase of 120 basis points in online paid channels.
The significant increase in marketing expenses in 2022, which began towards the end of the fourth quarter of 2021 following the 2021 Capital Raise (as defined below), was part of the acceleration of our strategy to drive customer acquisition.
Product, Technology, General and Administrative

	Year Ended December 31,
	2022	2021	% Change
	(In thousands)
Product, technology, general and administrative	$155,101	$145,442	7%
% of net revenue	33.8%	30.9%

Product, technology, general and administrative expenses increased by $9.7 million, or 7%, to $155.1 million for 2022 from $145.4 million for 2021. This increase was primarily driven by investments to support our business and execute on key business initiatives, including:

•an increase of $6.6 million in facilities costs for our corporate offices and fulfillment centers, primarily driven by the purchase and subsequent retirement of carbon offsets in order to fulfill our commitment to being carbon neutral as of March 31, 2022 and by amounts previously recognized as interest expense under build-to-suit accounting now recognized within product, technology, general and administrative expenses upon the adoption of ASC 842;
•an increase of $4.4 million in corporate overhead and administrative costs, driven by investments in external consultants to support operational efficiency; partially offset by
•a decrease of $1.3 million in personnel costs, primarily driven by a decrease in share-based compensation as a result of forfeitures.
As a percentage of net revenue, product, technology, general and administrative expenses increased to 33.8% for 2022 from 30.9% for 2021 primarily due to investments to support our business and execute on key business initiatives.
In December 2022, we implemented a reduction in corporate personnel to better align internal resources with our strategic priorities, which resulted in a reduction of approximately 10% of our total corporate workforce, inclusive of both then current and vacant roles. As a result of the corporate workforce reduction, we expect annual savings beginning in 2023 of approximately $5.5 million to product, technology, general and administrative expenses.

Depreciation and Amortization

	Year Ended December 31,
	2022	2021	% Change
	(In thousands)
Depreciation and amortization	$21,862	$22,203	(2)%
% of net revenue	4.8%	4.7%

Depreciation and amortization decreased by $0.3 million, or 1%, to $21.9 million for 2022 from $22.2 million for 2021. This decrease was primarily due to amounts previously capitalized as property and equipment, net under build-to-suit accounting being derecognized upon the adoption of ASC 842, and subsequently no longer depreciated. As a percentage of net revenue, depreciation and amortization for 2022 and 2021 was 4.8% and 4.7%, respectively.
Other Operating Expense
Other operating expense for 2022 and 2021 was $1.5 million and $0.0 million, respectively. Other operating expense for 2022 represents $1.5 million of employee-related charges, primarily severance payments, associated with the corporate workforce reduction announced in December 2022 to support our strategic priorities.
Income (Loss) from Operations

	Year Ended December 31,
	2022	2021	% Change
	(In thousands)
Income (loss) from operations	$(108,718)	$(71,117)	53%
% of net revenue	(23.6)%	(15.1)%

Income (loss) from operations for 2022 and 2021 was $(108.7) million and $(71.1) million, respectively. This change was due to an increase in operating expenses of $25.7 million, and a decrease in net revenue of $11.9 million. As a percentage of net revenue, income (loss) from operations was (23.6)% and (15.1)% for 2022 and 2021, respectively. This change was primarily driven by increases as a percentage of net revenue in marketing expenses, product, technology, general and administrative expenses, cost of goods sold, excluding depreciation and amortization, other operating expense, and depreciation and amortization, for the reasons set forth above.
Interest Income (Expense), Net
Interest income (expense), net for 2022 and 2021 was $(3.6) million and $(8.1) million, respectively. This change was primarily driven by amounts previously recognized as interest expense under build-to-suit accounting now recognized within product, technology, general and administrative expenses upon the adoption of ASC 842.

Other Income (Expense), net

Other income (expense), net for 2022 and 2021 was $2.0 million and $(5.0) million, respectively. This change consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period, as well as during 2022, the gain recorded upon its derecognition.
Benefit (Provision) for Income Taxes
The provision for income taxes recorded in 2022 and 2021 reflects state income taxes in a jurisdiction in which net operating losses were not available to offset our tax obligations.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net Revenue

	Year Ended December 31,
	2021	2020	% Change
	(In thousands)
Net revenue	$470,377	$460,608	2%
Net revenue increased by $9.8 million, or 2%, to $470.4 million for 2021 from $460.6 million for 2020. The increase in net revenue was primarily due to an increase in Average Order Value and Average Revenue per Customer during 2021 as a result of both the continued execution of our then growth strategy, including through product innovation, and the changes in consumer behaviors relating to the COVID-19 pandemic.
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
Cost of goods sold, excluding depreciation and amortization, increased by $18.9 million, or 7%, to $301.8 million for 2021 from $282.9 million for 2020. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, increased to 64.2% for 2021 from 61.4% for 2020. The increase in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:
•an increase of 190 basis points in food and product packaging costs, driven by price increases, the cost of premium and specialty ingredients related to new product offerings and enhancements to our existing product offerings to provide variety, flexibility, and additional choice for our customers, as well as increased usage of higher-priced pre-packaged produce to facilitate and improve capacity at our fulfillment centers;
•an increase of 60 basis points in shipping and fulfillment packaging largely due to rate increases and fuel surcharges from shipping carriers, and
•an increase of 30 basis points in labor costs driven by the minimum wage increase for hourly employees in the fourth quarter of 2021.
Marketing

	Year Ended December 31,
	2021	2020	% Change
	(In thousands)
Marketing	$72,086	$49,934	44%
% of net revenue	15.3%	10.8%
Marketing expenses increased by $22.2 million, or 44%, to $72.1 million for 2021 from $49.9 million for 2020. The increase was seen across various online paid channels, partially offset by decreases in various offline paid channels and our customer referral program. As a percentage of net revenue, marketing expenses increased to 15.3% for 2021 from 10.8% for 2020. This increase, as a percentage of net revenue, included an increase of 480 basis points in online paid channels, partially offset by a decrease of 20 basis points in our customer referral program primarily driven by a decrease in the mix of customer referral orders versus total Orders, and a decrease of 10 basis points in offline paid channels. The significant increase in marketing expenses toward the end of the fourth quarter of 2021 following the 2021 Capital Raise (as defined below), as well as plans to significantly increase marketing expenses in 2022, was part of the acceleration of our then growth strategy to continue to drive customer acquisition and target new consumers that we believe will exhibit high affinity and retention through marketing channels we believe to be the most efficient.
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
Product, technology, general and administrative expenses increased by $8.2 million, or 6%, to $145.4 million for 2021 from $137.2 million for 2020. This increase was primarily driven by investments to support our business and execute on key business initiatives, including:
•an increase of $5.6 million in corporate overhead and administrative costs, driven by investments in external consultants to support our then growth strategy;
•an increase of $2.2 million in personnel costs driven by wage increases and certain headcount increases to support our then growth strategy, and an increase in shared-based compensation; and
•an increase of $0.4 million in facilities costs for our corporate offices and fulfillment centers, primarily driven by the costs of administering COVID-19 tests to workers at our fulfillment centers.
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
Other Operating Expense
Other operating expense for 2021 and 2020 was $0.0 million and $4.6 million, respectively. Other operating expense for 2020 represents charges of $8.4 million related to the Arlington, Texas fulfillment center closure announced in February 2020, including $7.6 million of non-cash impairment charges on long-lived assets, $0.4 million of employee-related expenses, primarily consisting of severance payments, and $0.4 million of other exit costs, as well as a $1.1 million charge for an estimated legal settlement, partially offset by a $4.9 million non-cash gain, net of a $1.5 million termination fee, on the Fairfield lease termination in March 2020.

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
Other Income (Expense), Net
Other income (expense), net for 2021 and 2020 was $(5.0) million and $0.0 million, respectively. This change consists of the change in fair value of the Blue Torch warrant obligation, issued in May 2021 in conjunction with the amendment of the 2020 Term Loan (as defined below), upon remeasurement as of each reporting period.
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

Our adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable GAAP equivalent. Some of these limitations are:
•adjusted EBITDA excludes share-based compensation expense, as share-based compensation expense has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
•adjusted EBITDA excludes other operating expense, as other operating expense represents non-cash impairment charges on long-lived assets, a non-cash gain, net of a termination fee, on a lease termination, charges for estimated legal settlements, and restructuring costs;
•adjusted EBITDA excludes gains and losses on extinguishment of debt, as these primarily represent non-cash accounting adjustments;
•adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
•adjusted EBITDA does not reflect other (income) expense, net as this represents changes in the fair value of the Blue Torch warrant obligation as of each reporting period, which must be settled either in cash, which would have harmed our liquidity, or our Class A common shares, which would have resulted in dilution to our stockholders;
•adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
•other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
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

Our free cash flow is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of free cash flow rather than net cash from (used in) operating activities, which is the most directly comparable GAAP equivalent. Some of these limitations are:
•free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt repayments and capital lease obligations that are not deducted from the measure; and
•other companies, including companies in our industry, may calculate free cash flow differently, which reduces its usefulness as a comparative measure.
Because of these limitations, we consider, and you should consider, adjusted EBITDA and free cash flow together with other financial information presented in accordance with GAAP. The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(109,733)	$(88,381)	$(46,154)	$(61,081)	$(122,149)
Share-based compensation	6,073	9,699	8,457	8,970	16,320
Depreciation and amortization	21,862	22,203	24,503	31,200	34,517
Other operating expense	1,530	—	4,567	3,571	2,170
Loss (gain) on extinguishment of debt	(650)	4,089	—	—	—
Interest (income) expense, net	3,664	8,131	7,548	8,943	7,683
Other (income) expense, net	(2,033)	5,021	—	—	—
Provision (benefit) for income taxes	34	23	42	42	88
Adjusted EBITDA	$(79,253)	$(39,215)	$(1,037)	$(8,355)	$(61,371)

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(91,587)	$(48,962)	$(5,372)
Purchases of property and equipment	(6,641)	(5,077)	(5,997)
Free cash flow	$(98,228)	$(54,039)	$(11,369)
Liquidity and Capital Resources
The following table shows our cash and cash equivalents, accounts receivable, net, restricted cash, and working capital as of the dates indicated:

	December 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$33,476	$82,160
Accounts receivable, net	$556	$234
Restricted cash included in Prepaid expenses and other assets	$111	$608
Restricted cash included in Other noncurrent assets	$1,069	$829
Working capital (1)	$(33,283)	$(30,399)
(1)We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities (excluding the current portion of long-term debt and the current portion of the Blue Torch warrant obligation).
Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers, investment in marketing to support execution on our strategic priorities, and investment in marketing to support execution on our strategic priorities. Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and cash generated through financing activities, as discussed below.

Equity Financing Transactions

RJB and Findley Private Placements

On April 29, 2022, we entered into a purchase agreement with RJB Partners LLC (“RJB”) (as amended, the “RJB Purchase Agreement”), an affiliate of Joseph N. Sanberg, one of our existing stockholders. The RJB Purchase Agreement provided for, among other things, 3,333,333 shares of Class A common stock for an aggregate purchase price of $40.0 million (or $12.00 per share). An affiliate of Joseph N. Sanberg was assigned RJB’s rights to 1,666,667 shares of Class A common stock for an aggregate purchase price of $20.0 million under the RJB Purchase Agreement, which was issued and sold concurrently with the execution of the purchase agreement (the “first closing”). The remainder of the Class A common shares under the RJB Purchase Agreement were to be issued and sold under a second closing, initially expected to close by May 30, 2022 or such other date as agreed to by the parties.

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

We used the net proceeds of the April 2022 Private Placements to support the execution of our strategic priorities and for other working capital and general corporate purposes.

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

On September 7, 2022, we further amended the RJB Purchase Agreement to extend the closing date to September 30, 2022 or such earlier date as may be agreed to by ourselves and RJB, and to change the price per share to $5.65, instead of a price per share of $5.00, for the purchase of the 10,000,000 shares of Class A common stock remaining to be sold and issued, for an aggregate purchase price of $56.5 million (the "Outstanding Obligated Amount").

On November 6, 2022, we entered into a Guaranty and Pledge Agreement with an affiliate of Joseph N. Sanberg (the “Pledgor”), pursuant to which the Pledgor (i) guaranteed the Outstanding Obligated Amount and (ii) to secure its obligation to pay the Outstanding Obligated Amount, granted us security interests in the Pledgor’s equity interests in securities (the “Pledged Shares”) of certain privately-held issuers (the “Pledged Entities”), the certificates (if any) representing the Pledged Shares, and all dividends, distributions, cash, instruments and other property or proceeds from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of the Pledged Shares (collectively, the “Pledged Collateral”). Because the Outstanding Obligated Amount remained unpaid after November 30, 2022, we are permitted to exercise remedies in respect to the Pledged Shares, including foreclosing on the Pledged Shares.

On December 14, 2022, pursuant to the RJB Purchase Agreement, we issued and sold 176,991 shares of Class A common stock to the Pledgor for an aggregate purchase price of $1.0 million (or $5.65 per share), resulting in $0.6 million of proceeds, net of issuance costs. As of the date of this Annual Report on Form 10-K, the remaining $55.5 million of the Outstanding Obligated Amount remains unfunded.

Because the Pledged Entities are privately held companies, there is no public trading market for the Pledged Shares. As a result, the value of the Pledged Shares could have been less than the Outstanding Obligated Amount, and, if we seek to foreclose upon the Pledged Shares to satisfy the Pledgor’s obligation to pay the Outstanding Obligated Amount, the proceeds of any private sale of the Pledged Shares, to the extent any such private sale is permissible and effected subject to regulatory and contractual limitations that may apply, may be less than could be obtained from a sale in a public trading market and may be less than the Outstanding Obligated Amount.

We filed a UCC-1 Financing Statement to perfect our security interests in the Pledged Shares. As with any perfection of a security interest in pledged shares through the filing of a UCC-1 Financing Statement, such perfection may be subject to perfection of other security interests held by other secured parties, if any, in the pledged shares, achieved by possession or control of the pledged shares and thus may be superior to the security interests granted to us. We have also perfected our security interest in the Pledged Collateral through possession of certificated securities.

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

The net proceeds of the 2021 Capital Raise were used for general corporate purposes, primarily consisting of (i) an acceleration and expansion of our previous growth strategy, (ii) an acceleration of certain of our environmental and sustainability initiatives, including the achievement of our goal of carbon neutrality by March 31, 2022, and (iii) increased investments in our hourly employees, including raising the base hourly compensation rate to at least $18.00 per hour for employees in October 2021, as well as enhancing our employee benefits and programs.

Public Equity Offerings

On April 29, 2020, we filed a universal shelf registration statement on Form S-3 (the “2020 Shelf”) with the Securities and Exchange Commission (the “SEC”), to register for sale from time to time up to $75.0 million of Class A common stock, preferred stock, debt securities and/or warrants in one or more offerings, which became effective on July 23, 2020.

On August 10, 2020, we completed an underwritten public offering of 4,000,000 shares of our Class A common stock under the 2020 Shelf, resulting in $32.9 million of proceeds, net of underwriting discounts and commissions and offering costs.

On June 18, 2021, we completed an underwritten public offering of 5,411,900 shares of our Class A common stock, including the 705,900 shares issuable upon the underwriter’s exercise of its option to purchase additional shares, under the 2020 Shelf, resulting in $21.1 million of proceeds, net of underwriting discounts and commissions and offering costs.

On October 6, 2022, we completed an “at-the-market” equity offering, pursuant to which we issued and sold 4,622,772 shares of our Class A common stock, resulting in $14.1 million of proceeds, net of commissions and offering costs, and which exhausted the remaining amount of Class A common stock, preferred stock, debt securities and/or warrants available for issuance under the 2020 Shelf.

On November 7, 2022, we filed a universal shelf registration statement on Form S-3 (the “2022 Shelf”) with the SEC, to register for sale from time to time up to $100.0 million of Class A common stock, preferred stock, debt securities and/or warrants in one or more offerings, which became effective on November 10, 2022. On November 10, 2022, we entered into an Equity Distribution Agreement with the Sales Agent, pursuant to which we may issue and sell shares of our Class A common stock having an aggregate offering price of up to $30.0 million through the Sales Agent, pursuant to an “at-the-market” offering (the “November 2022 ATM”). On January 19, 2023, we completed the November 2022 ATM, pursuant to which we issued and sold 28,998,010 shares of our Class A common stock, resulting in $29.0 million of proceeds, net of commissions and offering costs. As of December 31, 2022, 13,002,941 shares were issued and sold, resulting in $12.8 million of proceeds, net of commissions and offering costs. In January 2023, the remaining 15,995,069 shares were issued and sold, resulting in $16.2 million of proceeds, net of commissions and offering costs. The shares of Class A common stock issued and sold in the November 2022 ATM were issued and sold under the 2022 Shelf.

On February 10, 2023, we launched an "at-the-market" equity offering for the sale from time to time of up to $70.0 million of Class A common stock from time to time through the Sales Agent, pursuant to an “at-the-market” offering (the “February 2023 ATM”). As of February 28, 2023, the Company had issued and sold 394,483 shares of its Class A common stock pursuant to the February 2023 ATM, resulting in $0.3 million of proceeds, net of commissions and offering costs. The shares of Class A common stock issued and sold in the February 2023 ATM as of February 28, 2023, and any additional shares that may be issued and sold, were or will be issued and sold under the 2022 Shelf.

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

On August 30, 2022, we amended the note purchase agreement (the “amendment”), which would have been effective the first date that a minimum of $50.0 million of the equity proceeds are received under the RJB Second Closing, amongst other closing conditions. The amendment would have, among other things:

•allowed us to voluntarily prepay the senior secured notes within 18 months of the issue date, subject to an Applicable Premium (as defined within the amendment) penalty;
•allowed us to repurchase up to $25.0 million of our outstanding equity interests, subject to certain conditions; and
•added certain limitations to the definition of Cash Flow Forecast (as defined within the amendment).
As of the date of this Annual Report on Form 10-K, the closing conditions of the amendment had not been met, and as such, the amendment was superseded by the March 2023 note purchase agreement amendment described below.

On March 15, 2023, we entered into a waiver, consent, and amendment to the note purchase agreement which among other things accelerates the repayment of our senior secured notes due originally in May 2027 to an effective maturity of June 2023. We have agreed to pay the full outstanding principal balance on the senior secured notes in four equal amortization installments of $7.5 million with the first installment paid in connection with the signing of the note purchase agreement amendment and with the final installment due on June 15, 2023, including any accrued and unpaid interest. Under the note purchase agreement amendment, the noteholder also agreed to reduce the minimum liquidity covenant amount, which was previously set at $25.0 million, to $17.5 million following the first amortization payment and to $10.0 million following the first and second amortization payments until the senior secured notes are repaid in full. Furthermore, conditioned upon the timely payment of all the amortization payments, the noteholder agreed to waive all prepayment premiums and the ESG KPI Fee that would otherwise have been owed by us at maturity in May 2027.

In connection with the note purchase agreement amendment, the noteholder consented to the surrender of ownership to the Company, by the Pledgor, of certain of the Pledged Shares in satisfaction of certain obligations of the Pledgor under the Pledge Agreement, should a surrender of the collateral be agreed by us and the Pledgor. The note purchase agreement amendment also clarified that such surrendered Pledged Shares would become collateral for our obligation under the note purchase agreement.

The note purchase agreement amendment also contains additional and modified reporting and information requirements, including amending the requirement to deliver an audit report of our independent registered public accounting firm, which report shall not include a “going concern” explanatory paragraph expressing substantial doubt about our ability to continue as a going concern to exclude the audit opinion relating to the financial statements as of and for the year ended December 31, 2022. In addition, the note purchase agreement amendment clarifies that, to the extent, if any, that certain prior events related to the Pledge Agreement or amendments to the RJB Purchase Agreement constituted defaults under the note purchase agreement, such defaults are waived, although it is our position that no such defaults existed at any time.

After receiving a minimum specified bond rating after the issue date, as specified within the terms of the note purchase agreement, the senior secured notes bear interest at a rate equal to 8.875% per annum, payable in arrears on June 30 and December 31 of each calendar year. Prior to the note purchase agreement amendment the senior secured notes amortized semi-annually in equal installments of $1.5 million beginning on December 31, 2025, with the remaining unpaid principal amount of the senior secured notes due on May 5, 2027.

The note purchase agreement contains two financial maintenance covenants:

•a minimum liquidity covenant of:
i.for any date prior to or ending on June 30, 2022, including those within required cash flow forecasts provided to the noteholders, $15.0 million; and
ii.prior to the note purchase agreement amendment (as described above) for any date thereafter, including those within required 13-week cash flow forecasts provided to the noteholders:
•$15.0 million if our most recent Asset Valuation (as defined in the note purchase agreement) is greater than $25.0 million;
•$20.0 million if our most recent Asset Valuation is greater than $20.0 million but less than $25.0 million; or
•$25.0 million if our most recent Asset Valuation is less than or equal to $20.0 million, or is as of yet uncompleted; and
•a covenant requiring us to maintain a minimum Asset Coverage Ratio (as described below) of at least 1.25 to 1.00.

As a result of the initial Asset Valuation completed on August 31, 2022, and the most recent Asset Valuation completed on January 30, 2023, the minimum liquidity covenant was set at $25.0 million as of December 31, 2022. Subsequent to the initial report, the Asset Valuation is required to be provided to the noteholders no later than 30 days after June 30 and December 31 of each fiscal year. Under the note purchase agreement amendment, the noteholder agreed to reduce the minimum liquidity covenant amount to $17.5 million following the first amortization payment in connection with the signing of the note purchase agreement amendment and to $10.0 million following the first and second amortization payments until the senior secured notes are repaid in full.

The Asset Coverage Ratio is measured as of each quarter-end, and represents the ratio of (a) the aggregate amount of Adjusted Eligible Collateral (as defined within the note purchase agreement) to (b) the aggregate outstanding principal amount of the senior secured notes at such time.

We have also agreed to use commercially reasonable efforts to cause 90% of the packaging for our meal kit boxes to be recyclable, reusable, or compostable (the “ESG KPI Goal”); the failure to achieve the ESG KPI Goal prior to the date on which the senior secured notes are repaid will require us to pay a fee equal to 1% of the principal amount of the senior secured notes. Conditioned upon the timely payment of all the amortization payments, the noteholder agreed to waive the ESG KPI Fee under the note purchase agreement amendment.

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

Total outstanding debt, net of debt issuance costs and issued letters of credit outstanding were $27.5 million and $1.2 million, respectively, as of December 31, 2022, and $29.4 million and $1.4 million, respectively, as of December 31, 2021. In addition, as of December 31, 2022, we believe we were in compliance with all of the covenants under the note purchase agreement. However, our noteholder has alleged that we were in default with respect to certain prior events related to the Pledge Agreement or amendments to the RJB Purchase Agreement made without their consent. We dispute that any such defaults existed or exist, but to the extent that such defaults did exist, we have received a waiver from our noteholder pursuant to the note purchase agreement amendment.

Silicon Valley Bank

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. SVB’s deposits are insured by the FDIC in amounts up to $250,000 for each deposit account. Substantially all of our cash and cash equivalents are held in four SVB deposit accounts and substantially all of which was not insured by the FDIC (the “uninsured amount). On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money, including the uninsured amount, starting March 13, 2023. Starting on March 13, 2023, we regained full access to all of our cash and cash equivalents.

Known Liquidity Trends

Management considered conditions and events that could raise substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of this Annual Report on Form 10-K, and considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and our conditional and unconditional obligations before such date.

We have a history of significant net losses, including $109.7 million, $88.4 million and $46.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and operating cash flows of $(91.6) million, $(49.0) million and $(5.4) million for each of the years ending December 31, 2022, 2021 and 2020, respectively. Our current operating plan indicates we will continue to incur net losses and generate negative cash flows from operating activities.

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

On September 7, 2022, the Sponsorship Gift Cards Agreement was further amended to reduce the net sponsorship fee to $18.5 million and extend its due date to September 19, 2022. As of the date of this Annual Report on Form 10-K, the Sanberg affiliate has paid $5.8 million of its commitment under this agreement with $12.7 million remaining to be paid.

As we have agreed, under the note purchase agreement amendment, to repay our outstanding indebtedness in full by the end of the second quarter of 2023, if we do not receive the remaining amounts owed to us under the RJB Second Closing and the Sponsorship Gift Cards Agreement (collectively, the “liquidity transactions”), and if we are unable to raise any additional capital, including in connection with the February 2023 ATM or receive any cash proceeds from the disposition of the Pledged Collateral, our forecast of future cash flows indicates that such cash flows would not be sufficient to meet our current obligations as early as June 2023.

While management was able to obtain personal guarantees from Joseph N. Sanberg relating to his affiliates’ obligations to fund the liquidity transactions via the executed amendments above, as well as the Pledged Shares from the Pledgor, there is no assurance that the liquidity transactions will be consummated in a timely manner, or that we will be able to sell the Pledged Shares in amounts that are sufficient to meet our obligations as they become due, or on terms acceptable to us, or at all.

Although we have been reviewing a number of potential alternatives regarding our liquidity, including identified and to be identified cost reduction initiatives, monetizing the Pledged Shares, and/or securing alternative sources for additional financing, such alternatives may not be achievable on favorable conditions, or at all, and these conditions and events in the aggregate raise substantial doubt regarding our ability to continue as a going concern. In addition to the foregoing, we may also seek to pursue and execute financing opportunities, a business combination or other strategic transaction.

Cash Flows
The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net cash from (used in) operating activities	$(91,587)	$(48,962)	$(5,372)
Net cash from (used in) investing activities	(6,418)	(3,666)	(5,777)
Net cash from (used in) financing activities	49,064	90,383	10,548
Net increase (decrease) in cash, cash equivalents, and restricted cash	(48,941)	37,755	(601)
Cash, cash equivalents, and restricted cash–beginning of period	83,597	45,842	46,443
Cash, cash equivalents, and restricted cash–end of period	$34,656	$83,597	$45,842
Net Cash from (used in) Operating Activities
Net cash from (used in) operating activities consists of net income adjusted for certain non-cash items and changes in operating assets and liabilities.
In 2022, net cash from (used in) operating activities was $(91.6) million and consisted of net income (loss) of $(109.7) million, non-cash items of $25.8 million, and a net change in operating assets and liabilities of $(7.6) million. Changes in operating assets and liabilities were primarily driven by decreases in accounts payable, operating lease liabilities, and accrued expenses and other current liabilities of $22.2 million and increases in prepaid expenses and other current assets, other noncurrent assets and liabilities, and receivables of $9.5 million, partially offset by decreases in deferred revenue, current portion of related party payables, and related party payables of $16.6 million and decreases in operating lease right-of-use assets and inventories of $7.5 million.
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
Net Cash from (used in) Investing Activities
In 2022, net cash from (used in) investing activities was $(6.4) million and consisted primarily of $(6.6) million for purchases of property and equipment, of which $(4.7) million relates to capitalized software costs, to support business initiatives and ongoing product expansion, partially offset by $0.2 million of proceeds from the sales of fixed assets. In the future we expect to incur capital expenditures primarily related to the execution of our strategic priorities and to further optimize and drive efficiency in our operations and capitalized software costs. As of December 31, 2022, our projected capital expenditures are expected to amount to approximately $4.0 million to $6.0 million in the aggregate for 2023. The timing and amount of our projected expenditures is dependent upon a number of factors, including our ability to successfully execute on our strategic priorities, and may vary significantly from our estimates.
In 2021, net cash from (used in) investing activities was $(3.7) million and consisted primarily of $(5.1) million for purchases of property and equipment, of which $(2.7) million relates to capitalized software costs, to support business initiatives and ongoing product expansion, partially offset by $1.4 million of proceeds from the sales of fixed assets.

In 2020, net cash from (used in) investing activities was $(5.8) million and consisted primarily of $(6.0) million for purchases of property and equipment, of which $(2.9) million relates to capitalized software costs, to support business initiatives and ongoing product expansion. Cash paid for capital expenditures in 2020 was primarily driven by acquisition of fixed assets and development of software to support business initiatives and ongoing product expansion.
Net Cash from (used in) Financing Activities
Net cash from (used in) financing activities primarily relates to proceeds from issuances of Class A common stock, net borrowings and repayments of debt, payments of debt issuance costs, proceeds from exercises of stock options, and principal payments on capital lease obligations.

In 2022, net cash from (used in) financing activities was $49.1 million and consisted primarily of the net proceeds relating to our debt, equity, and warrant issuances, partially offset by repayments of debt and payments of debt and equity issuance costs.

In 2021, net cash from (used in) financing activities was $90.4 million and consisted primarily of $99.6 million of the net proceeds from equity and warrant issuances and the deemed receipt of funds held in escrow relating to the amendment of the 2020 Term Loan in May 2021, partially offset by the release back to the lenders of the funds held in escrow relating to the amendment of the 2020 Term Loan, repayments of debt, payments of debt and equity issuance costs, and principal payments on capital lease obligations.

In 2020, net cash from (used in) financing activities was $10.5 million and consisted primarily of $33.0 million of proceeds from our senior secured term loan, net of debt issuance costs, $32.9 million of proceeds from the public offering of Class A common stock, net of offering costs, and $0.5 million of proceeds from the exercise of stock options, partially offset by $55.6 million of repayments of all outstanding indebtedness under our revolving credit facility, and principal payments on capital lease obligations. The proceeds of the senior secured term loan were used, together with cash on hand, to repay in full all outstanding indebtedness under the revolving credit facility and to pay fees and expenses in connection with the transactions contemplated by the senior secured term loan. For additional information on the 2020 Term Loan, see Note 10 to the Consolidated Financial Statements of this Annual Report on Form 10-K.
Free Cash Flow
We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment.
Our free cash flow was $(98.2) million, $(54.0) million, and $(11.4) million for the years ended December 31, 2022, 2021, and 2020, respectively. In 2022, free cash flow consisted of $(91.6) million of net cash from (used in) operating activities and $(6.6) million for purchases of property and equipment, of which $(4.7) million relates to capitalized software costs. In 2021, free cash flow consisted of $(49.0) million of net cash from (used in) operating activities and $(5.1) million for purchases of property and equipment, of which $(2.7) million relates to capitalized software costs. In 2020, free cash flow consisted of $(5.4) million of net cash from (used in) operating activities and $(6.0) million for purchases of property and equipment, of which $(2.9) million relates to capitalized software costs. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.

NYSE Deficiency

On December 21, 2022, we were notified by the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE’s continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our last reported stockholders’ equity was less than $50.0 million. As required by the NYSE, on January 6, 2023, we notified the NYSE of our intent to cure the deficiency and restore our compliance with the NYSE continued listing standards. In accordance with applicable NYSE procedures, on February 6, 2023, we submitted a plan advising the NYSE of the definitive actions we have taken and are taking, that would bring us into compliance with the NYSE continued listing standards within 18 months of receipt of the written notice. On February 28, 2023, the NYSE accepted the plan and our Class A common stock will continue to be listed and traded on the NYSE during the 18-month period from December 21, 2022, subject to our compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan.

In addition, the notice further notified us that we no longer satisfied the continued listing compliance standard set forth Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 per share over a consecutive 30-day trading period. The notice has no immediate impact on the listing of our Class A common stock which will continue to trade on the NYSE during the applicable cure period. We are closely monitoring the closing share price of our Class A common stock and are considering all available options. We intend to regain compliance with the NYSE listing standards by pursing measures that are in our best interest and the best interests of our shareholders, which could include seeking to effect a reverse stock split.

There can be no assurance that we regain compliance with either of the above-mentioned NYSE continued listing standards. Any potential delisting of our Class A common stock from the NYSE would likely result in decreased liquidity and increased volatility for our Class A common stock and would adversely affect our ability to raise additional capital or enter into strategic transactions. As of the date of this Annual Report on Form 10-K, we have not yet regained compliance with either of the above-mentioned NYSE continued listing standards.
Contractual Obligations
Debt
As of December 31, 2022, the remaining principal payments required under our senior secured notes were $30.0 million. The senior secured notes will amortize in four equal installments of $7.5 million, with the first installment paid in connection with the signing of the note purchase agreement amendment, and the final installment due on June 15, 2023. Following the note purchase agreement amendment, the remaining interest payments required under our senior secured notes are $0.9 million, which are due in connection with the amortization payments. For additional information, refer to “Liquidity and Capital Resources – Debt financing transactions” above.
Leases
We lease fulfillment centers and office space under non-cancelable operating lease arrangements that expire on various dates through 2027, including non-cancelable operating leases for office space in New York City, New York and Austin, Texas, currently occupied fulfillment centers in Linden, New Jersey and Richmond, California, and a previously occupied fulfillment centers in Arlington, Texas and Jersey City, New Jersey. We also have various non-cancelable operating leases for certain equipment. As of December 31, 2022, we had lease payment obligations of $42.3 million, of which $13.2 million is payable within 12 months.
We have also entered into agreements to sublease portions of our corporate offices and fulfillment centers. The subleases continue through the duration of our existing leases for each location and entitle us to future minimum sublease payments of $4.7 million as of December 31, 2022, of which $2.6 million is receivable within 12 months.
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
Revenue Recognition
We primarily generate revenue from the sale of our products to customers, including meals, wine and kitchen tools, and through enterprise bulk sales on an ad hoc basis. For the years ended December 31, 2022, 2021, and 2020, we derived substantially all of our Net revenue from sales of our meals.
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
Inventories, Net
Inventories, net consist primarily of bulk and prepped food, products available for resale, packaging, containers, and wine products which are stated at the lower of cost or net realizable value. Inventory costs consist of product costs, inbound shipping and handling costs, and applicable direct labor costs. Inventories are valued on a first-in, first-out cost basis. We record an inventory valuation reserve when applicable, based on currently available information, about the likely method of disposition, such as through sales to individual customers, donations or liquidations, and expected recoverable values of each inventory category. For the years ended December 31, 2022, 2021, and 2020, the inventory valuation reserve was $0.2 million, $0.4 million, and $0.3 million, respectively.
Leases
At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases are recognized on the Consolidated Balance Sheet as right-of-use (“ROU”) assets, lease obligations and, if applicable, long-term lease obligations. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The components of a lease should be split into three categories: lease components, including land, building, or other similar components; non-lease components, including common area maintenance, maintenance, consumables, or other similar components; and non-components, including property taxes, insurance, or other similar components. However, we have elected to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis.
Share-Based Payments
We recognize share-based compensation for share-based awards, including stock options and restricted stock units, based on the estimated fair value of the awards, on a straight-line basis over the period in which the employee is required to provide services, generally up to four years.

In February 2022, we granted 247,161 shares of performance-based restricted stock units for our Class A common stock to certain employees, including our executive officers. Such units are subject to vesting conditions that are tied to the performance of our stock price relative to the performance of a peer group of publicly traded companies’ stock price over a performance period beginning February 25, 2022 through February 25, 2025. As this grant was determined to include a market condition, we utilized the Monte Carlo simulation valuation model to value the grant. The total grant date fair value was $1.3 million, and will be recognized on a straight-line basis over the performance period of three years.
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
Warrant Obligation
The Blue Torch warrant obligation in conjunction with the Amendment, as discussed in “Liquidity and Capital Resources – Debt financing transactions” above, was accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value, and was remeasured as of each balance sheet date with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations. The amount of each warrant to be issued under the obligation set forth in the financing agreement was based upon 0.50% of the then-outstanding shares of our common stock on a fully-diluted basis on the first day of each quarter beginning on or after July 1, 2021, so long as the 2020 Term Loan remained outstanding. As such, the fair value of the Blue Torch warrant obligation was calculated using the estimated amount of warrants to be issued over the life of the financing agreement multiplied by the closing price of our stock as of the balance sheet date, less $0.01 per share to represent each warrant’s exercise price. The estimated amount of shares to be issued was derived from our estimate of shares of our common stock on a fully-diluted basis over the life of the financing agreement.
On May 5, 2022, we fully repaid the 2020 Term Loan with the proceeds of our senior secured notes and cash on hand and terminated our financing agreement with Blue Torch effective as of the same date, which also resulted in the termination of the warrant obligation. As of May 5, 2022, all warrants that had been issued under the Blue Torch warrant obligation had been exercised in full, resulting in no liability-classified warrants outstanding.
In 2022, we recorded a non-cash gain in Other income (expense) of $2.0 million in our Statement of Operations resulting from the change in the fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period, as well as the gain recognized upon derecognition. In 2021, we recorded a non-cash loss in Other income (expense) of $(5.0) million in our Statement of Operations resulting from the change in the fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period.
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
For the years ended December 31, 2022 and 2021, there were no impairments of long-lived assets. For the year ended December 31, 2020, we recorded impairment charges of $7.6 million in Other operating expense on long-lived assets related to our Arlington, Texas fulfillment center. See Note 7 to the Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion.

Contingencies
We record accruals for loss contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a probable loss is not reasonably estimable, or we determine that a loss is reasonably possible, but not probable, we disclose the matter, and the amount or range of the possible losses, if estimable, in the notes to the Consolidated Financial Statements. As of December 31, 2022, 2021, and 2020, we had accruals of $0.0 million, $0.0 million, and $1.1 million in Other operating expense for estimated legal settlements for which we concluded the loss was probable and reasonably possible.
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is incorporated herein by reference to the financial statements set forth in Item 15. “Exhibits and Financial Statement Schedule.”
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15€ and 15d-15(e) under the Exchange Act, as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 at the reasonable assurance level due to the material weakness described below.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weakness, our Chief Executive Officer and Interim Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the material weakness described below.
Material Weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness in our information technology general controls and IT dependent controls related to revenue and inventory. Our manage access information technology general controls over certain key IT systems were not designed and did not operate effectively. Specifically, user access recertifications were not complete and precise to validate permissions granted to the user/system account continue to be appropriate. As a result of these deficiencies, the related process-level IT dependent manual and automated application controls could not be relied upon. As a result, we did not have effective controls over the completeness and accuracy of data used to support accounts related to the revenue and inventory processes.
In order to remediate this material weakness, we are implementing the following measures:
•Providing training of internal controls to key stakeholders within the IT process
•Enhancing user access review procedures to ensure completeness and precision around user access permission validations
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included below.

Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The attestation report of the independent registered public accounting firm, Ernst & Young LLP, on the Company’s internal control over financial reporting is included below under the heading “Report of Independent Registered Public Accounting Firm.”
Previously Identified Material Weaknesses in Internal Control Over Financial Reporting
None.
Changes in Internal Control over Financial Reporting
Except as disclosed above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, which we refer to as our 2023 Proxy Statement, and is hereby incorporated by reference into this Annual Report on Form 10-K.
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
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item will be included under the caption Executive Compensation in our 2023 Proxy Statement and is, other than the information required by Item 402(v) of Regulation S-K hereby incorporated by reference into this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be included under the caption Security Ownership of Management and Certain Beneficial Owners and Management and Related Stockholder Matters in our 2023 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be included under the caption Certain Relationships and Related Transactions, and Director Independence in our 2023 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be included under the caption Principal Accounting Fees and Services in our 2023 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)	Financial Statements and Financial Statement Schedule

See “Index to Consolidated Financial Statements.”

(b)	Exhibits

See “Exhibit Index.”
ITEM 16.    FORM 10-K SUMMARY.
None.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Blue Apron Holdings, Inc., as amended	S-3	333-258315	4.1	07/30/2021

3.2	Amended and Restated Bylaws of Blue Apron Holdings, Inc.	8-K	001-38134	3.1	11/04/2021

4.1	Specimen stock certificate evidencing shares of Class A common stock	S-1/A	333-218425	4.1	06/19/2017

4.2	Description of Registered Securities					X

4.3	Form of Rights Offering Warrant	S-3/A	333-259677	4.2	09/28/2021

4.4	Form of 2021 Private Placement Warrant	8-K	001-38145	4.1	09/15/2021

4.5	Form of Warrant Agent Agreement	S-3/A	333-259677	4.4	09/28/2021

4.6	Form of 2022 Private Placement Warrant	8-K	001-38134	4.1	02/15/2022

10.1	Form of Indemnification Agreement with directors and executive officers	S-1/A	333-218425	10.2	06/19/2017

10.2*	2012 Equity Incentive Plan	S-1	333-218425	10.3	06/01/2017

10.3*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.4	06/01/2017

10.4*	Form of Non-Qualified Stock Option Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.5	06/01/2017

10.5*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan	S-1	333-218425	10.6	06/01/2017

10.6*	2017 Equity Incentive Plan	S-1/A	333-218425	10.7	06/19/2017

10.7*	Form of Stock Option Agreement under 2017 Equity Incentive Plan	S-1/A	333-218425	10.8	06/19/2017

10.8*	Form of Restricted Stock Unit Agreement under 2017 Equity Incentive Plan	S-1/A	333-218425	10.9	06/19/2017

10.9*	2022 Form of Restricted Stock Unit Agreement under 2017 Equity Incentive Plan	10-Q	001-38134	10.4	05/09/2022

10.10*	2021 Form of Performance Stock Unit Agreement under 2017 Equity Incentive Plan	10-Q	001-38134	10.1	05/06/2021

10.11*	2022 Form of Performance Stock Unit Agreement under 2017 Equity Incentive Plan	10-Q	001-38134	10.3	05/09/2022

10.12	Lease, dated as of July 15, 2013, as amended, by and between Dreisbach Enterprises, Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.12	06/01/2017

10.13	Sixth Amendment to Lease, dated as of July 15, 2013, by and between Dreisbach Enterprises, Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.), dated as of January 29, 2019	10-K	001-38134	10.11	02/25/2019

10.14	Seventh Amendment to Lease, dated as of July 15, 2013, by and between Dreisbach Enterprises, Inc. and Blue Apron, LLC (formerly known as Blue Apron, Inc.), dated as of September 29, 2021	10-Q	001-38134	10.1	11/09/2021

10.15	Standard Industrial/Commercial Single-Tenant Lease, dated as of August 1, 2014, by and between DF/Hilltop, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.16	06/01/2017

10.16	Lease, dated as of March 21, 2016 by and between Duke Linden, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.18	06/01/2017

10.17	Lease Agreement, dated as of August 23, 2016, by and between Gateway 80 Industrial, LLC and Blue Apron, LLC (formerly known as Blue Apron, Inc.)	S-1	333-218425	10.20	06/01/2017

10.18	Note Purchase and Guarantee Agreement, dated as of May 5, 2022, among Blue Apron, LLC, The Bank of New York Mellon Trust Company and the other parties thereto	8-K	001-38134	10.5	05/05/2022
10.19	Purchase Agreement, dated as of September 15, 2021, by and among Blue Apron Holdings, Inc., RJB Partners LLC and Matthew B. Salzberg	8-K	001-38134	10.1	09/15/2021

10.20	Registration Rights Agreement dated November 4, 2021, by and among Blue Apron Holdings, Inc., RJB Partners LLC and Matthew B. Salzberg	8-K	001-38134	10.1	11/04/2021

10.21	Purchase Agreement, dated as of February 14, 2022, by and between Blue Apron Holdings, Inc. and RJB Partners LLC	8-K	001-38134	10.1	2/15/2022

10.22	Registration Rights Agreement, dated as of February 14, 2022, by and between Blue Apron Holdings, Inc. and RJB Partners LLC	8-K	001-38134	10.2	2/15/2022

10.23	Purchase Agreement, dated as of April 29, 2022, by and between Blue Apron Holdings, Inc. and RJB Partners LLC	8-K	001-38134	10.1	05/05/2022
10.24	Purchase Agreement, dated as of April 29, 2022, by and between Blue Apron Holdings, Inc. and Linda Findley	8-K	001-38134	10.2	05/05/2022
10.25	Amended and Restated Registration Rights Agreement, dated as of April 29, 2022, by and between Blue Apron Holdings, Inc. and RJB Partners LLC	8-K	001-38134	10.3	05/05/2022
10.26	Registration Rights Agreement, dated as of April 29, 2022, by and between Blue Apron Holdings, Inc. and Linda Findley	8-K	001-38134	10.4	05/05/2022
10.27	Amendment No. 1 to Purchase Agreement, dated as of August 7, 2022, by and between Blue Apron Holdings, Inc., RJB Partners LLC and Joseph N. Sanberg	8-K	001-38134	10.2	08/08/2022

10.28	Amendment No. 1 to Amended and Restated Registration Rights Agreement, dated as of August 7, 2022, by and between Blue Apron Holdings, Inc. and RJB Partners LLC	8-K	001-38134	10.3	08/08/2022
10.29	Waiver and Extension of Board Diversity Goal, dated as of June 22, 2022, by and between Blue Apron Holdings, Inc. and RJB Partners LLC	10-Q	001-38134	10.3	08/08/2022
10.30	Registration Rights Agreement, dated as of June 1, 2022, by and between Blue Apron Holdings, Inc. and Long Live Bruce, LLC	10-Q	001-38134	10.8	08/08/2022
10.31	Amendment No. 2 to Purchase Agreement, dated as of September 7, 2022, by and between Blue Apron Holdings, Inc., RJB Partners LLC and Joseph N. Sanberg	10-Q	001-38134	10.2	11/07/2022
10.32	Guaranty and Pledge Agreement dated as of November 6, 2022 by and between Blue Apron Holdings, Inc. and Remember Bruce LLC					X
10.33*	Blue Apron Holdings, Inc. Executive Severance Benefits Plan	10-Q	001-38134	10.1	05/03/2018

10.34*	Offer Letter for Linda Findley	8-K	001-38134	99.2	04/02/2019

10.35*	Offer Letter for Meredith L. Deutsch	10-K	001-38134	10.26	02/25/2022

10.36*	Offer Letter for Christopher Halkyard					X

10.37*	Offer Letter for Irina Krechmer					X
10.38*	Separation and Release of Claims Agreement, dated as of October 17, 2022, by and between Blue Apron, LLC and Randy Greben					X
10.39*	Separation and Release of Claims Agreement, dated as of November 23, 2022, by and between Blue Apron, LLC and Charlean Gmunder					X
10.40*	Interim Services Agreement, dated as of September 29, 2022, by and between Blue Apron Holdings, Inc. and Randstad Professionals US, LLC d/b/a Tatum	10-Q	001-38134	10.5	11/07/2022
21.1	List of Subsidiaries	10-K	001-38134	21.1	02/22/2018

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X
_____________________
*Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Dated: March 16, 2023	/s/ Linda Findley
Linda Findley
President, Chief Executive Officer, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th of March 2023.

/s/ Linda Findley	President, Chief Executive Officer, and Director
Linda Findley	(Principal Executive Officer)
/s/ Mitch Cohen	Interim Chief Financial Officer and Treasurer
Mitch Cohen	(Principal Financial and Accounting Officer)
/s/ Jennifer Carr-Smith	Director and Chairperson
Jennifer Carr-Smith
/s/ Beverly K. Carmichael	Director
Beverly K. Carmichael
/s/ Brenda Freeman	Director
Brenda Freeman
/s/ Elizabeth Huebner	Director
Elizabeth Huebner
/s/ Amit Shah	Director
Amit Shah

BLUE APRON HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Blue Apron Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Blue Apron Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2023 expressed an adverse opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its leases in 2022 due to its modified retrospective adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Adoption of ASU 2016-02, Leases (Topic 842)
Description of the Matter
As discussed above and in Note 2 of the consolidated financial statements, on January 1, 2022, the Company adopted Accounting Standards Update 2016-02, Leases (ASC 842), using the modified retrospective approach, and recorded $39.4 million in operating lease right-of-use assets, $40.1 million in operating lease liabilities, and derecognized the facility financing obligation and related building assets recorded as a result of its failed sale and leaseback transactions that existed as of December 31, 2021. The resulting net impact to opening accumulated deficit from the adoption was $0.5 million. Operating lease liabilities and the corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term, utilizing the Company’s estimated incremental borrowing rate. At December 31, 2022, the Company’s operating lease right-of-use assets and operating lease liabilities were $32.3 million and $32.3 million, respectively.
Auditing management’s initial recognition of the operating lease liabilities and operating lease right-of-use assets upon adoption of ASC 842 was especially complex and challenging as the Company’s estimated incremental borrowing rate is highly sensitive and had a significant effect on the measurement of the operating lease liabilities and the operating lease right-of use assets recognized upon adoption.

How We Addressed the Matter in Our Audit
We tested the completeness and accuracy of the data used in the Company’s initial recognition of the operating lease liabilities and operating lease right-of-use assets. Our audit procedures included, among others, comparing lease information including lease term, commencement date and payment terms in a sample of lease agreements to the Company’s analysis. We also tested the completeness of the lease population through the evidence obtained from inquiries of Company personnel and an assessment of leases based on our knowledge of the Company’s building and warehouse locations. We involved our internal valuation specialists to assist in evaluating the key assumptions and methodologies management used to develop the estimated incremental borrowing rate. We independently calculated a range of incremental borrowing rates, compared it to the rates used by the Company and evaluated the sensitivity of the model.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2015.
New York, New York
March 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Blue Apron Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Blue Apron Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Blue Apron Holdings, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the Company’s information technology general controls and IT dependent controls related to revenue and inventory processes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 16, 2023, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York
March 16, 2023

BLUE APRON HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per-share data)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,476	$82,160
Accounts receivable, net	556	234
Inventories, net	25,023	24,989
Prepaid expenses and other current assets	17,657	12,249
Total current assets	76,712	119,632
Property and equipment, net	57,186	108,355
Operating lease right-of-use assets	32,340	—
Other noncurrent assets	4,904	3,719
TOTAL ASSETS	$171,142	$231,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,709	$27,962
Current portion of related party payables	3,000	—
Accrued expenses and other current liabilities	27,077	31,951
Current portion of long-term debt	27,512	3,500
Operating lease liabilities, current	8,650	—
Deferred revenue	19,083	7,958
Warrant obligation	—	8,001
Total current liabilities	104,031	79,372
Long-term debt	—	25,886
Facility financing obligation	—	35,886
Operating lease liabilities, long-term	23,699	—
Related party payables	2,500	—
Other noncurrent liabilities	7,191	10,509
TOTAL LIABILITIES	137,421	151,653
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 52,901,947 and 31,694,400 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	5	3
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Class C capital stock, par value of $0.0001 per share — 500,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	810,508	746,564
Accumulated deficit	(776,792)	(666,514)
TOTAL STOCKHOLDERS’ EQUITY	33,721	80,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,142	$231,706
The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.
Consolidated Statements of Operations
(In thousands, except share and per-share data)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$458,467	$470,377	$460,608
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	304,574	301,763	282,924
Marketing	84,118	72,086	49,934
Product, technology, general and administrative	155,101	145,442	137,244
Depreciation and amortization	21,862	22,203	24,503
Other operating expense	1,530	—	4,567
Total operating expenses	567,185	541,494	499,172
Income (loss) from operations	(108,718)	(71,117)	(38,564)
Gain (loss) on extinguishment of debt	650	(4,089)	—
Interest income (expense), net	(3,664)	(8,131)	(7,548)
Other income (expense), net	2,033	(5,021)	—
Income (loss) before income taxes	(109,699)	(88,358)	(46,112)
Benefit (provision) for income taxes	(34)	(23)	(42)
Net income (loss)	$(109,733)	$(88,381)	$(46,154)

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(3.02)	$(3.97)	$(3.06)
Diluted	$(3.02)	$(3.97)	$(3.06)
Weighted-average shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	36,342,161	22,289,803	15,098,783
Diluted	36,342,161	22,289,803	15,098,783
The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance — December 31, 2019	7,799,093	$1	5,464,196	$1	$599,976	$(531,979)	$67,999
Conversion from Class B to Class A common stock	1,996,404	0	(1,996,404)	0	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	570,167	0	25,999	0	468	—	468
Issuance of common stock, net of offering costs	4,000,000	0	—	—	32,867	—	32,867
Share-based compensation	—	—	—	—	8,795	—	8,795
Net income (loss)	—	—	—	—	—	(46,154)	(46,154)
Balance — December 31, 2020	14,365,664	$1	3,493,791	$1	$642,106	$(578,133)	$63,975
Conversion from Class B to Class A common stock	3,493,791	0	(3,493,791)	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	623,045	0	—	—	—	—	—
Issuance of common stock, net of offering costs	5,411,900	1	—	—	21,143	—	21,144
Issuance of common stock from the Salzberg Private Placement, net of issuance costs	300,000	0	—	—	2,799	—	2,799
Issuance of common stock from the November 2021 Capital Raise, net of issuance costs	7,500,000	1	—	—	70,288	—	70,289
Share-based compensation	—	—	—	—	10,228	—	10,228
Net income (loss)	—	—	—	—	—	(88,381)	(88,381)
Balance — December 31, 2021	31,694,400	$3	—	$—	$746,564	$(666,514)	$80,053
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	615,984	0	—	—	—	—	—
Issuance of common stock upon exercise of warrants	723,384	0	—	—	953	—	953
Issuance of common stock from private placements, net of issuance costs	2,242,466	0	—	—	29,543	—	29,543
Issuance of common stock from public equity offerings, net of issuance costs	17,625,713	2	—	—	26,928	—	26,930
Share-based compensation	—	—	—	—	6,520	—	6,520
Cumulative effect adjustment related to the adoption of the leasing standard	—	—	—	—	—	(545)	(545)
Net income (loss)	—	—	—	—	—	(109,733)	(109,733)
Balance — December 31, 2022	52,901,947	$5	—	$—	$810,508	$(776,792)	$33,721
The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(109,733)	$(88,381)	$(46,154)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	21,862	22,203	24,503
Loss (gain) on disposal of property and equipment	147	(987)	17
Loss (gain) on build-to-suit accounting derecognition	—	—	(4,936)
Loss on impairment	—	—	7,585
Loss (gain) on extinguishment of debt	(650)	4,089	—
Loss (gain) upon derecognition of Blue Torch warrant obligation	(214)	—	—
Change in fair value of warrant obligation	(1,819)	5,021	—
Changes in reserves and allowances	(392)	(254)	(807)
Share-based compensation	6,073	9,699	8,457
Non-cash interest expense	762	1,365	1,452
Changes in operating assets and liabilities:
Accounts receivable	(328)	(118)	132
Inventories	172	(6,839)	8,066
Prepaid expenses and other current assets	(6,025)	11,183	(14,387)
Operating lease right-of-use assets	7,300	—	—
Accounts payable	(9,185)	4,345	(473)
Current portion of related party payables	3,000	—	—
Accrued expenses and other current liabilities	(5,243)	(9,401)	9,527
Operating lease liabilities	(7,781)	—	—
Deferred revenue	11,125	1,689	149
Other noncurrent assets and liabilities	(3,158)	(2,576)	1,497
Related party payables	2,500	—	—
Net cash from (used in) operating activities	(91,587)	(48,962)	(5,372)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,641)	(5,077)	(5,997)
Proceeds from sale of property and equipment	223	1,411	220
Net cash from (used in) investing activities	(6,418)	(3,666)	(5,777)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuances	28,200	—	34,028
Net proceeds from equity and warrant issuances	53,987	99,571	34,120
Repayments of debt	(30,625)	(3,500)	(55,553)
Payments of debt and equity issuance costs	(2,288)	(5,553)	(2,329)
Receipt of funds held in escrow	—	5,000	—
Release of funds held in escrow	—	(5,000)	—
Proceeds from exercise of stock options	—	—	487
Principal payments on financing lease obligations	(210)	(135)	(205)
Net cash from (used in) financing activities	49,064	90,383	10,548
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(48,941)	37,755	(601)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	83,597	45,842	46,443
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$34,656	$83,597	$45,842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$36	$40	$60
Cash paid for interest	$3,531	$7,009	$6,259
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under finance lease obligations	$279	$—	$(565)
Non-cash additions to property and equipment	$447	$553	$338
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$369	$438	$512
The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
When used in these notes, Blue Apron Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.”
The Company designs original recipes with fresh, seasonally-inspired produce and high-quality ingredients, which are sent directly to customers for them to prepare, cook, and enjoy. The Company creates meal experiences around original recipes every week based on what’s in-season with farming partners and other suppliers. Customers can choose which recipes they would like to receive in a given week, and the Company delivers those recipes to their doorsteps along with the pre-portioned ingredients required to cook or prepare those recipes.
In addition to meals, the Company sells wine through Blue Apron Wine, a direct-to-consumer wine delivery service. The Company also sells a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions, as well as non-subscription meal kits and wine products, through Blue Apron Market, its e-commerce market.
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

In this evaluation, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of this Annual Report on Form 10-K, and considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations due during this period.

Results and Liquidity

The Company has a history of significant net losses, including $109.7 million, $88.4 million and $46.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and operating cash flows of $(91.6) million, $(49.0) million and $(5.4) million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company's current operating plan indicates it will continue to incur net losses and generate negative cash flows from operating activities.

As of December 31, 2022, the Company had cash and cash equivalents of $33.5 million and total outstanding debt of $27.5 million, net of unamortized debt issuance costs, all of which was classified as current portion of long-term debt.

Public Equity Offerings

On October 6, 2022, the Company completed an “at-the-market” equity offering, pursuant to its universal shelf registration statement filed with the SEC on April 29, 2020. As a result of the offering, the Company issued and sold 4,622,772 shares of its Class A common stock, resulting in $14.1 million of proceeds, net of commissions and offering costs.

On January 19, 2023, the Company completed an “at-the-market” equity offering, pursuant to its November 2022 Shelf. As a result of the offering, the Company issued and sold a total of 28,998,010 shares of its Class A common stock, resulting in $29.0 million of aggregate proceeds, net of commissions and offering costs. As of December 31, 2022, 13,002,941 shares were issued and sold pursuant to this offering, resulting in proceeds of $12.8 million, net of commissions and offering costs. In January 2023, the remaining 15,995,069 shares were issued and sold, resulting in $16.2 million of proceeds, net of commissions and offering costs.

On February 10, 2023, the Company launched an "at-the-market" equity offering under its universal shelf registration statement filed with the SEC on November 7, 2022 (the "November 2022 Shelf") for sale from time to time of up to $70.0 million of Class A common stock. As of February 28, 2023, as a result of the offering, the Company issued and sold 394,483 shares of its Class A common stock, resulting in $0.3 million of proceeds, net of commissions and offering costs. See Note 19 for further discussion.

RJB Private Placement

On April 29, 2022, the Company entered into a purchase agreement with RJB Partners LLC (“RJB”) (as amended, the “RJB Purchase Agreement”), an affiliate of Joseph N. Sanberg, an existing stockholder of the Company. Under the agreement, the Company agreed to issue and sell 3,333,333 shares of Class A common stock for an aggregate purchase price of $40.0 million (or $12.00 per share), of which 1,666,666 shares of Class A common stock were issued and sold to an affiliate of Joseph N. Sanberg for an aggregate purchase price of $20.0 million concurrently with the execution of the agreement, and with the remainder to be issued and sold under a second closing, initially expected to close by May 30, 2022 or such other date as agreed to by the parties.

On August 7, 2022, the Company amended the RJB Purchase Agreement, pursuant to which RJB agreed to purchase from the Company (i) the 1,666,667 shares of Class A common stock remaining to be issued and sold under the initial RJB Purchase Agreement at a $5.00 price per share, instead of a price of $12.00 per share, and (ii) an additional 8,333,333 shares of Class A common stock at a price of $5.00 price per share (the “RJB Second Closing”). Upon execution, the RJB Second Closing comprised in the aggregate a purchase price of $50.0 million and 10,000,000 shares of Class A common stock to be issued and sold, as well as agreeing to extend the date of the second closing to on or before August 31, 2022. In addition, pursuant to the amendment, Joseph N. Sanberg agreed to personally guarantee the payment of the aggregate purchase price.

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

On November 6, 2022, the Company entered into an agreement (the “Pledge Agreement”) with an affiliate of Joseph N. Sanberg (the “Pledgor”), pursuant to which the Pledgor (i) guaranteed the Outstanding Obligated Amount and (ii) to secure its obligation to pay the Outstanding Obligated Amount, granted the Company security interests in the Pledgor’s equity interests in securities (the “Pledged Shares”) of certain privately-held issuers (the “Pledged Entities”), the certificates (if any) representing the Pledged Shares, and all dividends, distributions, cash, instruments and other property or proceeds from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of the Pledged Shares (collectively, the “Pledged Collateral”). Because the Outstanding Obligated Amount remained unpaid after November 30, 2022, the Company is permitted to exercise remedies in respect to the Pledged Shares, including foreclosing on the Pledged Shares.

On December 14, 2022, pursuant to the RJB Purchase Agreement, RJB funded $1.0 million of the Outstanding Obligated Amount in exchange for which the Company issued and sold 176,991 shares of its Class A common stock, resulting in $0.6 million of proceeds, net of issuance costs. As of the date of this Annual Report on Form 10-K, the remaining $55.5 million of the Outstanding Obligated Amount remains unfunded.

Sponsorship Gift Cards

On May 5, 2022, the Company entered into a gift card sponsorship agreement with an affiliate of Joseph N. Sanberg (the “Sponsorship Gift Cards Agreement”), pursuant to which such affiliate agreed to pay the Company a $20.0 million net sponsorship fee to support a marketing program through which the Company will distribute gift cards (the “May Sponsorship Gift Cards”), at the Company’s sole discretion, in order to support its previous growth strategy. On August 7, 2022, the Company amended the Sponsorship Gift Cards Agreement to extend the funding date to on or before August 31, 2022, and pursuant to which, Joseph N. Sanberg personally guaranteed his affiliate’s obligation.

On September 7, 2022, the Sponsorship Gift Cards Agreement was further amended to reduce the net sponsorship fee to $18.5 million and extend its due date to September 19, 2022. As of the date of this Annual Report on Form 10-K, the Sanberg affiliate has paid $5.8 million of its commitment under said agreement, with $12.7 million remaining to be paid.

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

As a result of the Company’s initial Asset Valuation completed on August 31, 2022, and the most recent Asset Valuation completed on January 30, 2023, the minimum liquidity covenant was set at $25.0 million as of December 31, 2022. The Company believes it was in compliance with all of the covenants under the note purchase agreement as of December 31, 2022. The noteholder has alleged that the Company was in default with respect to certain prior events related to the Pledge Agreement or amendments to the RJB Purchase Agreement made without their consent. The Company has disputed that any such defaults existed or exist, but to the extent that such defaults did exist, the Company obtained a waiver from its noteholder pursuant to the note purchase agreement amendment, as discussed further below.

March 2023 Note Purchase Agreement Amendment

On March 15, 2023, the Company entered into a waiver, consent, and amendment to the note purchase agreement (the "note purchase agreement amendment") which among other things accelerates the repayment of the $30.0 million in aggregate principal amount of the senior secured notes due originally in May 2027 to an effective maturity of June 2023. The Company has agreed to pay the full outstanding principal balance on the senior secured notes in four equal amortization installments of $7.5 million with the first installment paid in connection with the signing of the note purchase agreement amendment and with the final installment due on June 15, 2023, including any accrued and unpaid interest. Under the note purchase agreement amendment, the noteholder also agreed to reduce the minimum liquidity covenant amount, which was previously set at $25.0 million, to $17.5 million following the first amortization payment and to $10.0 million following the first and second amortization payments until the senior secured notes are repaid in full. Furthermore, conditioned upon the timely payment of all the amortization payments, the noteholder agreed to waive all prepayment premiums and the ESG KPI Fee (as defined below) that would otherwise have been owed by the Company at maturity in May 2027.

In connection with the note purchase agreement amendment, the noteholder consented to the surrender of ownership to the Company, by the Pledgor, of certain of the Pledged Shares in satisfaction of certain obligations of the Pledgor, should a surrender of the collateral be agreed by the Company and the Pledgor. The note purchase agreement amendment also clarified that such surrendered Pledged Shares would become collateral for the Company's obligation under the note purchase agreement.

The note purchase agreement amendment also contains additional and modified reporting and information requirements, including amending the requirement to deliver an audit report of the Company's independent registered public accounting firm, which report shall not include a “going concern” explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern to exclude the audit opinion relating to the financial statements as of and for the year ended December 31, 2022. In addition, the note purchase agreement amendment clarifies that, to the extent, if any, that certain prior events related to the Pledge Agreement or amendments to the RJB Purchase Agreement constituted defaults under the note purchase agreement, such defaults are waived, although it is the Company's position that no such defaults existed at any time.

Management Evaluation

As the Company has agreed, under the note purchase agreement amendment, to repay its outstanding indebtedness in full by the end of the second quarter of 2023, the Company's forecast of future cash flows indicates that such cash flows would not be sufficient for the Company to meet its current obligations as early as June 2023.

While management was able to obtain personal guarantees from Joseph N. Sanberg relating to his affiliates’ obligations to fund the liquidity transactions via the executed amendments above, as well as the Pledged Shares from the Pledgor affiliate, there is no assurance that the liquidity transactions will be consummated in a timely manner, or that the Company will be able to sell the Pledged Shares in amounts that are sufficient to meet the Company's obligations as they become due, or on terms acceptable to the Company, or at all.

Although the Company has been reviewing a number of potential alternatives regarding its liquidity, including identified and to be identified cost reduction initiatives, monetizing the Pledged Shares, and/or securing alternative sources for additional financing, including raising additional capital through the “at-the-market” equity offering launched on February 10, 2023, such alternatives may not be achievable on favorable conditions, or at all, and these conditions and events in the aggregate raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s Consolidated Financial Statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern.
Use of Estimates
In preparing its Consolidated Financial Statements in accordance with GAAP, the Company is required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, and expenses, and disclosure of contingent assets and liabilities which are reported in the Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, the fair value of share-based awards, the fair value of the Blue Torch warrant obligation (as defined in Note 10), recoverability of long-lived assets, and the recognition and measurement of contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from the Company’s estimates and assumptions.
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. Cash and cash equivalents are stated at cost plus accrued interest and consist of cash on hand, money market accounts, and amounts held by third party financial institutions for credit and debit card transactions. Cash and cash equivalents as of December 31, 2022 and 2021 was $33.5 million and $82.2 million, respectively, and consist of qualifying money market accounts and amounts due from third party institutions which generally settle within three business days, of $4.8 million and $4.3 million as of December 31, 2022 and 2021, respectively.
Accounts Receivable
Accounts receivable primarily represent amounts due from third parties that market the Company’s products and other trade receivables. Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts if applicable, are unsecured, and do not bear interest. The allowance for doubtful accounts was $0.0 million and $0.1 million as of December 31, 2022 and 2021, respectively.

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

On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. SVB’s deposits are insured by the FDIC in amounts up to $250,000 for each deposit account. Substantially all of the Company's cash and cash equivalents are held in four SVB deposit accounts and substantially all of which was not insured by the FDIC. On March 12, 2023, the U.S. Treasury,

Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money, including the uninsured amount, starting March 13, 2023. Starting March 13, 2023, the Company regained full access to all of its cash and cash equivalents.
The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating.
No individual customer accounted for 10% or more of the Company’s total Net revenue for the years ended December 31, 2022, 2021, and 2020. There are no significant concentration risks within the Company’s Accounts receivable as of December 31, 2022 and 2021.
For the years ended December 31, 2022, 2021, and 2020, an individual shipping carrier accounted for 13.4%, 13.4% and 13.7% of the Company’s total Cost of goods sold, excluding depreciation and amortization, respectively. No individual supplier accounted for 10% or more of total Accounts payable as of December 31, 2022 and 2021.
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
Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases are recognized on the Consolidated Balance Sheet as right-of-use (“ROU”) assets, lease obligations and, if applicable, long-term lease obligations. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The components of a lease should be split into three categories: lease components, including land, building, or other similar components; non-lease components, including common area maintenance, maintenance, consumables, or other similar components; and non-components, including property taxes, insurance, or other similar components. However, the Company has elected to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis.
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
For the years ended December 31, 2022 and 2021, there were no impairments of long-lived assets. For the year ended December 31, 2020, the Company recorded impairment charges of $7.6 million in Other operating expense on long-lived assets related to its Arlington, Texas fulfillment center.
Fair Value Estimates
The fair value of financial instruments and non-financial instruments is determined based on assumptions that market participants would use when pricing an asset or liability at the balance sheet date. Certain assets are categorized based on the following fair value hierarchy of market participant assumptions:
•Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.
•Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
•Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value of the asset or liability and supported by little or no market activity.
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

The Blue Torch warrant obligation issued in conjunction with the Amendment, as discussed in Note 10, was accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value, and was remeasured as of each balance sheet date with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations. The Blue Torch warrant obligation was terminated within the termination of the Company’s financing agreement with Blue Torch. For additional information on the Blue Torch warrant obligation, see Note 10.
Revenue Recognition
The Company primarily generates revenue from the sale of its products to customers, including meals, wine, and kitchen tools, and through enterprise bulk sales on an ad hoc basis. For the years ended December 31, 2022, 2021, and 2020, the Company derived substantially all of its Net revenue from sales of its meal kits.
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
Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $19.1 million and $8.0 million as of December 31, 2022 and December 31, 2021, respectively. During the year ended December 31, 2022, the Company recognized $6.9 million to Net revenue from the Deferred revenue at December 31, 2021.

See Note 14 for further information regarding the March Sponsorship Gift Cards (as defined below) and May Sponsorship Gift Cards.
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
Advertising Costs
Advertising costs are charged to Marketing expense in the accompanying Consolidated Statements of Operations. Advertising costs were $80.2 million, $68.4 million, and $45.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company recognizes advertising costs the first time the advertising takes place. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were $0.3 million and $1.0 million as of December 31, 2022 and 2021, respectively, and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets.
Product, Technology, General and Administrative
Product, technology, general and administrative expenses consist of costs related to the development of the Company’s products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of the Company’s platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities costs such as occupancy and rent costs for the Company’s corporate offices and fulfillment centers; professional fees; payment processing fees; carbon offsets purchased in 2022, and other general corporate and administrative costs.
Share-Based Compensation
The Company recognizes share-based compensation for share-based awards, including stock options and restricted stock units, based on the estimated fair value of the awards on a straight-line basis over the period in which the employee is required to provide services, generally up to four years. The Company estimates the fair value of stock options on the grant date generally using the Black-Scholes option-pricing model. The Company estimates the fair value of performance-based restricted stock units utilizing the Monte Carlo simulation valuation model if it is determined to include a market condition. The fair value of restricted stock units is determined based on the closing price of the Company’s Class A common stock on the New York Stock Exchange on the grant date. The Company recognizes forfeitures as they occur.
Other Operating Expense
Other operating expense consists of a non-cash gain, net of a termination fee, on the Fairfield lease termination, impairment losses on long-lived assets, charges for estimated legal settlements, and restructuring costs.
Interest Income (Expense), Net
Interest income and expense consists primarily of interest expense associated with the Company’s outstanding borrowings and finance leases, offset by interest income on cash and cash equivalents.
Other Income (Expense), Net
Other income and expense consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period, as well as the gain recorded upon its derecognition. For additional information on the Blue Torch warrant obligation, see Note 10 and Note 17.
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

Emerging Growth Company Status

Upon the completion of the Company's IPO, the Company elected to be an "emerging growth company", as defined in the Jumpstart Our Business Startups Act. This classification allowed the Company to elect to take advantage of the extended transition period afforded for the implementation of new or revised accounting standards. The Company ceased to be an emerging growth company on December 31, 2022, the last day of the fiscal year following the fifth anniversary of the IPO, and as a result, adopted all accounting pronouncements deferred under the emerging growth company election according to public company standards. The adoption dates for the new accounting pronouncements disclosed below are presented accordingly.
Smaller Reporting Company Status
The Company is a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, and therefore qualifies for reduced disclosure requirements for smaller reporting companies.
Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (ASC 842), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to Accounting Standards Codification (“ASC”) 840, “Leases” (“ASC 840”). ASC 842 requires that a lessee recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term.

ASC 842 is first effective for the Company within this annual period, resulting in the adoption of this standard effective as of January 1, 2022. The Company adopted ASU 2016-02 using the modified retrospective approach, which permits application of this new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under ASC 840. The Company also elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight practical expedient or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The Company also elected to continue to recognize lease payments related to short-term leases as an expense on a straight-line basis over the lease term.

In June 2017 the Company applied build-to-suit accounting treatment to its fulfillment center in Linden, New Jersey, as the Company was deemed the accounting owner of the construction project because of the Company’s involvement in the build-out of the space. Upon adoption, the Company derecognized the facility financing obligation and related building assets recorded as a result of the failed sale and leaseback transactions and recorded any difference as a cumulative-effect adjustment to accumulated deficit. The lease is now accounted for as an operating lease. In addition, all amounts spent relating to the build-out of the fulfillment center were reclassified from Buildings to Leasehold improvements, and will be depreciated over the remaining term of the lease.

Adoption of ASC 842 resulted in the following adjustments to the balance sheet:

Balance sheet line item:	Balance as of December 31, 2021	ASC 842 Adjustment	Balance as of January 1, 2022
	(In thousands)
Assets:
Property and equipment, net	$108,355	$(36,431)	$71,924
Operating lease right-of-use assets	$—	$39,405	$39,405
Other noncurrent assets	$3,719	$(2,087)	$1,632
Liabilities and Stockholders' Equity:
Accrued expenses and other current liabilities	$31,951	$(1,084)	$30,867
Operating lease liabilities, current	$—	$7,997	$7,997
Facility financing obligation	$35,886	$(35,886)	$—
Operating lease liabilities, long-term	$—	$32,133	$32,133
Other noncurrent liabilities	$10,509	$(1,728)	$8,781
Accumulated deficit	$(666,514)	$(545)	$(667,059)
In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 for the annual period beginning January 1, 2022 using a prospective approach. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
3. Inventories, Net
Inventories, net consist of the following:

	December 31,
	2022	2021
	(In thousands)
Fulfillment	$2,315	$1,879
Product	22,708	23,110
Inventories, net	$25,023	$24,989
Product inventory primarily consists of bulk and prepped food, containers, products available for resale, and wine products. Fulfillment inventory consists of packaging used for shipping and handling. Product and fulfillment inventories are recognized as components of Cost of goods sold, excluding depreciation and amortization in the Consolidated Statements of Operations when sold.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2022	2021
	(In thousands)
Prepaid insurance	$8,241	$6,929
Other current assets	9,416	5,320
Prepaid expenses and other current assets	$17,657	$12,249

5. Restricted Cash
Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases, and as of December 31, 2020, cash that was held in escrow related to a pending legal judgment that was returned to the Company in the second quarter of 2020 following final resolution of the case.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the accompanying Consolidated Statements of Cash Flows:

	December 31,
	2022	2021	2020	2019
	(in thousands)
Cash and cash equivalents	$33,476	$82,160	$44,122	$43,531
Restricted cash included in Prepaid expenses and other current assets	111	608	610	—
Restricted cash included in Other noncurrent assets	1,069	829	1,110	2,912
Total cash, cash equivalents, and restricted cash	$34,656	$83,597	$45,842	$46,443
6. Leases

The Company leases fulfillment centers and office space under non‑cancelable operating lease arrangements that expire on various dates through 2027. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs, and insurance, and contain renewal and escalation clauses. While certain leases contain renewal options, the Company has determined that its options to renew would not be reasonably certain in determining the expected lease terms, and therefore are not included as part of its right-of-use assets and lease liabilities. In addition, the Company leases certain equipment under finance lease arrangements that expire at various dates through 2027.

The Company has entered into agreements to sublease portions of its corporate office and fulfillment centers. The subleases continue through the duration of the Company’s existing leases for each location and entitle the Company to future minimum sublease payments of $4.7 million and $7.7 million as of December 31, 2022 and 2021, respectively.

The following table summarizes the weighted-average remaining lease terms and weighted average discount rates:

Year Ended
December 31,
2022
Weighted average remaining lease term:
Operating leases	3.55 years
Finance leases	4.61 years
Weighted average discount rate:
Operating leases	16.20%
Finance leases	16.23%
Lease cost consists of the following:

Year Ended
December 31,
2022
(In thousands)
Operating lease cost	$13,017
Finance lease cost:
Amortization of right-of-use assets	$17
Interest on lease liabilities	17
Total lease cost	13,051
Sublease income	$(3,683)
Net lease cost	$9,368
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet:

Year Ended
December 31,
2022
(In thousands)
Operating leases:
Operating lease right-of use assets	$32,340
Operating lease right-of use liabilities, current	$(8,650)
Operating lease right-of use liabilities, non-current	$(23,699)
Finance leases:
Property and equipment, net	$260
Accrued expenses and other current liabilities	$(45)
Other noncurrent liabilities	$(225)

As of December 31, 2022, the aggregate future non-cancelable minimum lease payments consist of the following:

Year Ended December 31:	Finance Leases	Operating Leases
	(In thousands)
2023	$85	$13,089
2024	81	12,383
2025	81	8,933
2026	81	7,464
2027	52	—
Thereafter	—	—
	$380	$41,869
Less: imputed interest	(110)
Total liability	270
Less: current portion of liabilities	(45)
Non-current portion of liabilities	$225

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Year Ended
(in thousands)	December 31, 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(13,733)
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$39,917
Supplemental Information for Comparative Periods
The following table represents the Company’s commitments under its previous presentation of its capital, operating, and build-to-suit lease agreements as of December 31, 2021:

Years Ended December 31:	Capital Leases Leases	Build-to-suit Leases	Operating Leases
	(In thousands)
2022	$27	$2,528	$13,589
2023	4	2,579	9,946
2024	—	2,631	8,741
2025	—	2,683	6,181
2026	—	1,812	5,651
Thereafter	—	—	—
	$31	$—	$—
Less: amount representing interest and taxes	(1)
Lease obligations net of interest and taxes	30
Less: current portion of capital lease obligations	(25)
Noncurrent portion of capital lease obligations	$5

Operating lease cost was $6.3 million and $7.1 million for the years ended December 31, 2021, and 2020, respectively, and was recognized in Product, technology, general, and administrative expenses in the Consolidated Statements of Operations.
Fairfield Lease Termination

In August 2016, the Company signed a lease for a fulfillment center in Fairfield, California, which was set to expire in 2028. As a result of the nature of the Company’s involvement in the construction of the fulfillment centers, the Company was considered to be the owner for accounting purposes. The Company followed build-to-suit lease accounting for these arrangements and capitalized the fair value of the buildings and direct construction costs incurred along with a corresponding facility financing liability.

In October 2017, the Company performed a review of its real estate needs and decided to no longer pursue its planned build-out of the Fairfield facility and as a result, pursued potential alternatives for the leased Fairfield property. On March 30, 2020 (the “termination date”), the Company terminated the lease, effective immediately, for its Fairfield facility (the “Fairfield lease termination”). In connection with the Fairfield lease termination, the Company agreed to a termination fee in the amount of $1.5 million, recognized upon the termination date and paid in the second quarter of 2020.
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
7. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
	2022	2021
	(In thousands)
Computer equipment	$12,308	$11,556
Capitalized software	28,831	24,163
Fulfillment equipment	51,639	52,058
Furniture and fixtures	2,757	2,730
Leasehold improvements	113,703	32,507
Buildings(1)	—	114,877
Construction in process(2)	2,466	1,746
Property and equipment, gross	211,704	239,637
Less: accumulated depreciation and amortization	(154,518)	(131,282)
Property and equipment, net	$57,186	$108,355
_____________________
(1)As of December 31, 2021, buildings included a build-to-suit lease financing in Linden, New Jersey where the Company was considered the owner for accounting purposes, and contained $31.3 million of the capitalized fair value of the building, $80.8 million of costs incurred by the Company relating to this arrangement, and $2.8 million of capitalized interest for related construction projects. The Company capitalized the cost of interest for the related construction projects based on the applicable capitalization rate for the project. Upon adoption of ASC 842, the build-to-suit fair value accounting was derecognized and the $80.8 million of costs incurred by the Company was reclassified to leasehold improvements.
(2)Construction in process includes all costs capitalized related to projects that have not yet been placed in service.
Depreciation and amortization related to the Company’s Property and equipment, net for the years ended December 31, 2022, 2021, and 2020 was $21.9 million, $22.2 million, and $24.5 million, respectively.

As of December 31, 2021, total equipment financed under capital leases was $0.7 million, with related accumulated depreciation of $0.7 million. For the years ended December 31, 2021 and 2020, depreciation expense related to property and equipment under capital leases was $0.0 million and $0.1 million, respectively.
For the years ended December 31, 2022, 2021, and 2020 the Company capitalized software development costs of $5.1 million, $3.4 million, and $2.1 million including share-based compensation of $0.4 million, $0.6 million, and $0.3 million, respectively. As of December 31, 2022 and 2021, the net book value of capitalized software development costs was $6.3 million and $4.6 million, respectively. Amortization expense for capitalized software development costs recognized in Depreciation and amortization in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 was $3.3 million, $2.7 million and $3.6 million, respectively.
Impairment Charges on Long-Lived Assets
In February 2020, the Company announced the closure of its fulfillment center in Arlington, Texas and the consolidation of production volume from the Arlington, Texas fulfillment center to the Company’s fulfillment centers in Linden, New Jersey and Richmond, California in order to more efficiently continue to service its national footprint while also enabling the Company to redirect its financial resources into other parts of the business, including previous growth initiatives.
The Company concluded that this change in operations represents a triggering event with respect to its long-lived assets at the Arlington fulfillment center and therefore performed an impairment test in accordance with ASC 360, Property, Plant, and Equipment. The carrying amount of the Company’s long-lived assets at the Arlington fulfillment center was $11.7 million and the fair value was $4.1 million as of the impairment date, resulting in an impairment of $7.6 million, primarily consisting of leasehold improvements and equipment, recorded in Other operating expense during the year ended December 31, 2020. The fair value was primarily determined based on estimated market prices of the assets and represented a Level 3 valuation in the fair value hierarchy. See Note 18 for further discussion of the closure of the Arlington fulfillment center.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2022	2021
	(In thousands)
Accrued compensation	$9,653	$11,490
Accrued credits and refunds reserve	1,053	1,258
Accrued marketing expenses	3,968	7,095
Accrued shipping expenses	2,132	1,344
Accrued workers' compensation reserve	4,260	3,358
Other current liabilities	6,011	7,406
Accrued expenses and other current liabilities	$27,077	$31,951
9. Deferred Revenue
Deferred revenue consists of the following:

	December 31,
	2022	2021
	(In thousands)
Cash received prior to fulfillment	$4,940	$4,861
Gift cards, prepaid orders, and other	14,143	3,097
Deferred revenue	$19,083	$7,958

10. Debt

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

Senior Secured Notes and Blue Torch Warrant Obligation Termination

On May 5, 2022 (the “issue date”), the Company entered into a note purchase and guarantee agreement (the “note purchase agreement”), which provides for, among other things, the issuance of $30.0 million in aggregate principal amount of senior secured notes due May 5, 2027 (the “senior secured notes”) at a purchase price equal to 94.00% thereof. The proceeds of the senior secured notes were used, together with cash on hand, to repay in full the outstanding amount under the 2020 Term Loan and pay fees and expenses in connection with the transactions contemplated by the note purchase agreement. The Company subsequently terminated its financing agreement with Blue Torch, effective as of the issue date, which also resulted in the termination of the Blue Torch warrant obligation.

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

August 2022 Note Purchase Agreement Amendment

On August 30, 2022, the Company amended the note purchase agreement, which would have been effective the first date that a minimum of $50.0 million of the equity proceeds are received under the RJB Second Closing, amongst other closing conditions. The amendment would have, among other things:

•allowed the Company to voluntarily prepay the senior secured notes within 18 months of the issue date, subject to an Applicable Premium (as defined within the amendment) penalty;
•allowed for the Company to repurchase up to $25.0 million of its outstanding equity interests, subject to certain conditions; and
•added certain limitations to the definition of Cash Flow Forecast (as defined within the amendment).

As of the date of this Annual Report on Form 10-K, the closing conditions of the amendment had not been met, and as such, the amendment was superseded by the March 2023 note purchase agreement amendment described below.

March 2023 Note Purchase Agreement Amendment

On March 15, 2023, the Company entered into a waiver, consent, and amendment to the note purchase agreement which among other things accelerates the repayment of the senior secured notes due originally in May 2027 to an effective maturity of June 2023. The Company has agreed to pay the full outstanding principal balance on the senior secured notes in four equal amortization installments of $7.5 million with the first installment paid in connection with the signing of the note purchase agreement amendment and with the final installment due on June 15, 2023, including any accrued and unpaid interest. Under the note purchase agreement amendment, the noteholder also agreed to reduce the minimum liquidity covenant amount, which was previously set at $25.0 million, to $17.5 million following the first amortization payment and to $10.0 million following the first and second amortization payments until the senior secured notes are repaid in full. Furthermore, conditioned upon the timely payment of all the amortization payments, the noteholder agreed to waive all prepayment premiums and the ESG KPI Fee that would otherwise have been owed by the Company at maturity in May 2027.

In connection with the note purchase agreement amendment, the noteholder consented to the surrender of ownership to the Company, by the Pledgor, of certain of the Pledged Shares in satisfaction of certain obligations of the Pledgor under the Pledge Agreement, should a surrender of the collateral be agreed by the Company and the Pledgor. The note purchase agreement amendment also clarified that such surrendered Pledged Shares would become collateral for the Company's obligation under the note purchase agreement.

The note purchase agreement amendment also contains additional and modified reporting and information requirements, including amending the requirement to deliver an audit report of the Company's independent registered public accounting firm, which report shall not include a “going concern” explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern to exclude the audit opinion relating to the financial statements for the year ended December 31, 2022. In addition, the note purchase agreement amendment clarifies that, to the extent, if any, that prior events related to the Pledge Agreement or amendments to the RJB Purchase Agreement constituted defaults under the note purchase agreement, such defaults are waived, although it is the Company's position that no such defaults existed at any time.

As a result, as of December 31, 2022, the total outstanding debt of $27.5 million, net of unamortized debt issuance costs, was classified within Current portion of long-term debt.

Senior Secured Notes Terms and Covenants

After receiving a minimum specified bond rating after the issue date, as specified within the terms of the note purchase agreement, the senior secured notes bear interest at a rate equal to 8.875% per annum, payable in arrears on June 30 and December 31 of each calendar year. Prior to the March 2023 note purchase agreement amendment, the senior secured notes amortized semi-annually in equal installments of $1.5 million beginning on December 31, 2025, with the remaining unpaid principal amount of the senior secured notes due on May 5, 2027.

The note purchase agreement contains two financial maintenance covenants:

•a minimum liquidity covenant of:
i.for any date ending prior to or ending on June 30, 2022, including those within required cash flow forecasts provided to the noteholders, $15.0 million;
ii.prior to the note purchase agreement amendment, for any date thereafter, including those within required 13-week cash flow forecasts provided to the noteholders:
•$15.0 million if the most recent Asset Valuation (as defined in the note purchase agreement) is greater than $25 million;
•$20.0 million if the most recent Asset Valuation is greater than $20.0 million but less than $25 million; or
•$25.0 million if the most recent Asset Valuation is less than or equal to $20.0 million, or is as of yet uncompleted; and
•a covenant requiring a minimum Asset Coverage Ratio (as discussed below) of at least 1.25 to 1.00.

As a result of the Company’s initial Asset Valuation completed on August 31, 2022 and the most recent Asset Valuation completed on January 30, 2023, the minimum liquidity covenant was set at $25.0 million as of December 31, 2022. Subsequent to the initial report, the Asset Valuation is required to be provided to the noteholder no later than 30 days after June 30 and December 31 of each fiscal year.

Following the payment of the first $7.5 million amortization payment in connection with the signing of the note purchase agreement amendment, the minimum liquidity covenant is set at $17.5 million.

The Asset Coverage Ratio is measured as of each quarter-end, and represents the ratio of (a) the aggregate amount of Adjusted Eligible Collateral (as defined within the note purchase agreement) to (b) the aggregate outstanding principal amount of the senior secured notes at such time.

The Company has also agreed to use commercially reasonable efforts to cause 90% of the packaging for its meal kit boxes to be recyclable, reusable, or compostable (the “ESG KPI Goal”). If the Company fails to achieve the ESG KPI Goal prior to the date on which the senior secured notes are due, the Company will be required to pay a fee equal to 1% of the principal amount of the senior secured notes. Conditioned upon the timely payment of all amortization payments the noteholder has agreed to waive such fee.

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

As of December 31, 2022, the Company believes it was in compliance with all of the covenants under the note purchase agreement. The Company's noteholder has alleged that the Company was in default with respect to certain prior events related to the Pledge Agreement or amendments to the RJB Purchase Agreement made without their consent. The Company has disputed that any such defaults existed or exist, but to the extent that such defaults did exist, the Company obtained a waiver from its noteholder pursuant to the note purchase agreement amendment.

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

	Senior secured notes	2020 Term Loan	Debt issuance costs, net	Net
	(In thousands)
December 31, 2022
Current portion of long-term debt	30,000	$—	(2,488)	$27,512
Long-term debt	—	—	—	—
Total	$30,000	$—	$(2,488)	$27,512

December 31, 2021
Current portion of long-term debt	$—	$3,500	$—	$3,500
Long-term debt	—	27,125	(1,239)	25,886
Total	$—	$30,625	$(1,239)	$29,386
Facility Financing Obligation
As of December 31, 2022 and 2021, the Company had a facility financing obligation of $0.0 million and $35.9 million, respectively, related to the leased facility in Linden, New Jersey under the build-to-suit accounting guidance.
11. Commitments and Contingencies
Letters of Credit
As of December 31, 2022 and 2021, the Company had $1.2 million and $1.4 million, respectively, in letters of credit issued. The letters of credit serve as security primarily for fulfillment centers and office space leases entered into by the Company. As of December 31, 2022 and 2021, the letters of credit were collateralized by noncurrent restricted cash of $1.1 million and $0.8 million, respectively, and current restricted cash of $0.1 million and $0.6 million, respectively. As of December 31, 2022 and 2021, the beneficiaries of the letters of credit had not drawn upon any of the letters of credit.
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
The Company was subject to a consolidated putative class action lawsuit in the U.S. District Court for the Eastern District of New York alleging federal securities law violations in connection with the Company’s IPO. The amended complaint alleged that the Company and certain current and former officers and directors made material misstatements or omissions in the Company’s registration statement and prospectus that caused the stock price to drop. Pursuant to a stipulated schedule entered by the parties, defendants filed a motion to dismiss the amended complaint on May 21, 2018. Plaintiffs filed a response on July 12, 2018 and defendants filed a reply on August 13, 2018. On April 22, 2020, the Court entered an order (i) denying the motion to dismiss insofar as Plaintiffs’ allegations pertained to certain of the disclosures in the registration statement and prospectus claimed by plaintiff, and (ii) narrowing the factual issues in the case. On August 11, 2020, the parties held a mediation after which they entered into a memorandum of understanding on August 14, 2020 regarding a proposed settlement. Discovery has been stayed since August 14, 2020. The Company entered into a stipulation and agreement of settlement to resolve the class action litigation on October 28, 2020, which was subsequently amended on November 12, 2020. Under the terms of the settlement, a payment of $13.3 million was to be made by the Company and/or its insurers in exchange for the release of claims against the defendants and other released parties by the lead plaintiff and all settlement class members and for the dismissal of the action with prejudice. The court granted preliminary approval of the settlement on February 1, 2021 and the Company paid $1.0 million of the settlement amount into escrow, with the remaining $12.3 million balance of the settlement funded by the Company’s insurers. The Company’s contribution to the settlement represented the portion of its insurance retention amount, less the $1.0 million which had been paid by the Company as of December 31, 2021 to cover legal fees relating to this case and the related cases described below, as well as the settlement of the state court action described below. The court granted final approval of the settlement on May 10, 2021, and the deadline to appeal the court’s final approval order has passed. The Company was also subject to two state putative class action lawsuits alleging federal securities law violations in connection with the IPO, which were substantially similar to the above-referenced federal court action. One of the state court actions was originally filed in the New York Supreme Court, but was voluntarily dismissed by plaintiffs on September 15, 2020 and subsequently re-filed in the U.S. District Court for the Eastern District of New York on October 2, 2020. On December 2, 2020, the Company settled this lawsuit, which did not have a material impact on the Company’s Consolidated Financial Statements. The second state lawsuit was voluntarily dismissed on May 12, 2021.
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
The Company was subject to a lawsuit filed in California Superior Court under the Private Attorneys General Act on behalf of certain non-exempt employees in the Company’s Richmond, California fulfillment center. The complaint was filed on October 16, 2017, and alleges that the Company failed to pay wages and overtime, provide required meal and rest breaks, provide suitable resting facilities and provide accurate wage statements, to non-exempt employees in violation of California law. Plaintiffs’ counsel filed a separate class action lawsuit alleging largely the same claims, but covering a longer period, which is now pending in the United States District Court for the Northern District of California. A mediation was held on November 20, 2019, at which time the cases were not resolved. On December 16, 2019, Plaintiff filed a motion for class certification in federal court. On December 18, 2019, the parties entered into a memorandum of understanding which, if finalized and approved by the court, will resolve both actions in their entirety. The parties finalized a settlement agreement on March 2, 2020 and the court has vacated all other deadlines in the class-action case, including the due date for the Company’s opposition to the motion for class certification. On July 6, 2020, the court granted preliminary approval of the final settlement agreement. A hearing for final approval was held on November 19, 2020 and the court granted final approval of the settlement agreement on that day. The Company paid approximately $2.0 million under the settlement agreement on December 9, 2020.
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
12. Stockholders’ Equity (Deficit)
Public Equity Offerings

On February 10, 2023, the Company launched an "at-the-market" equity offering under its November 2022 Shelf for sale from time to time of up to $70.0 million of Class A common stock. See Note 19 for further discussion.

On January 19, 2023, the Company completed an “at-the-market” equity offering, pursuant to its November 2022 Shelf. As a result of the offering, the Company issued and sold 28,998,010 shares of its Class A common stock, resulting in $29.0 million of proceeds, net of commissions and offering costs. As of December 31, 2022, 13,002,941 shares were issued and sold, resulting in proceeds of $12.8 million, net of commissions and offering costs. In January 2023, the remaining 15,995,069 shares were issued and sold, resulting in $16.2 million of proceeds, net of commissions and offering costs.

On October 6, 2022, the Company completed an “at-the-market” equity offering, pursuant to its universal shelf registration statement filed with the SEC on April 29, 2020 (the “2020 Shelf”). As a result of the offering, the Company issued and sold 4,622,772 shares of its Class A common stock, resulting in $14.1 million of proceeds, net of commissions and offering costs.

On June 18, 2021, the Company completed an underwritten public offering, pursuant to the 2020 Shelf, of 5,411,900 shares of the Company’s Class A common stock, including the 705,900 shares issuable upon the underwriter’s exercise of its option to purchase additional shares, resulting in $21.1 million of proceeds, net of underwriting discounts and commissions and offering costs.

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

On November 6, 2022, the Company entered into the Pledge Agreement with the Pledgor regarding the Outstanding Obligated Amount. See Note 2 for further details.

On December 14, 2022, RJB funded $1.0 million of the Outstanding Obligated Amount in exchange for which the Company issued and sold 176,991 shares of Class A common stock, resulting in $0.6 million of proceeds, net of issuance costs. As of the date of this Annual Report on Form 10-K, the remaining $55.5 million of the Outstanding Obligated Amount remains unfunded.

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

2021 Capital Raise

On November 4, 2021, the Company closed a series of transactions referred to as the 2021 Capital Raise, which resulted in the issuance of (i) 7,500,000 shares of Class A common stock, and (ii) equity-classified warrants to purchase 10,500,000 shares of Class A common stock at exercise prices of $15.00 per share, $18.00 per share, and $20.00 per share, resulting in $70.3 million of proceeds, net of issuance costs.

On September 15, 2021, the Company closed a private placement with Matthew B. Salzberg, as contemplated within the 2021 Capital Raise described above, and which resulted in the issuance of (i) 300,000 shares of Class A common stock, and (ii) equity-classified warrants to purchase 420,000 shares of Class A common stock at exercise prices of $15.00 per share, $18.00 per share, and $20.00 per share, resulting in $2.8 million of proceeds, net of issuance costs.

The net proceeds of the 2021 Capital Raise were used for general corporate purposes, primarily consisting of (i) an acceleration and expansion of our previous growth strategy, (ii) an acceleration of certain of our environmental and sustainability initiatives, including the achievement of our goal of carbon neutrality by March 31, 2022, and (iii) increased investments in our hourly employees, including raising the base hourly compensation rate to at least $18.00 per hour for employees in October 2021, as well as enhancing our employee benefits and programs.

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

As of December 31, 2022, the equity-classified warrants issued by the Company were as follows:

Exercise Price	Issued	Exercised	Outstanding as of December 31, 2022
$15.00	6,525,714	—	6,525,714
$18.00	3,262,857	—	3,262,857
$20.00	1,631,429	—	1,631,429
13. Share-based Compensation
The Company recognized share-based compensation for share-based awards in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general and administrative expenses as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$2	$45	$98
Product, technology, general and administrative	6,071	9,654	8,359
Total share-based compensation	$6,073	$9,699	$8,457
Performance Stock Awards
In February 2022, the Company granted 247,161 shares of performance-based restricted stock units of its Class A common stock to certain employees, including the Company’s executive officers. Such units are subject to vesting conditions that are tied to the performance of the Company's stock price relative to the performance of a peer group of publicly traded companies’ stock price over a performance period beginning February 25, 2022 through February 25, 2025. The Company utilized the Monte Carlo simulation valuation model to value the grant as it was determined to include a market condition. The total grant date fair value was $1.3 million, and will be recognized on a straight-line basis over the performance period of 3 years.
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
In connection with the Corporate Reorganization as discussed in Note 1, Blue Apron Holdings, Inc. assumed Blue Apron, Inc.’s Restated 2012 Equity Incentive Plan, as previously amended, and then amended and restated the plan in its entirety. Following the assumption of the 2012 Equity Incentive Plan, outstanding options to purchase Blue Apron, Inc.’s common stock were automatically converted into options to purchase an equal number of shares of Class B common stock of Blue Apron Holdings, Inc. with no change in the applicable exercise price, vesting schedule, or term. Upon completion of the Corporate Reorganization and adoption of the 2017 Equity Incentive Plan, 3,177,114 shares of Class A and Class B common stock were reserved for issuance. Following the adoption and effectiveness of the 2017 Equity Incentive Plan, no additional awards have been granted under the 2012 Equity Incentive Plan.
As of December 31, 2022, 2021 and 2020, 2,131,798, 1,453,718 and 1,369,567 shares of Class A common stock remained available for future grants under the 2017 Equity Plan. Under the 2017 Equity incentive plan an annual increase to the number of shares of Class A common stock issuable is added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including the fiscal year ending December 31, 2027. The increase is equal to the lesser of 666,667 shares of Class A common stock, 5% of the outstanding shares of Class A common stock, Class B common stock, and Class C capital stock, and an amount determined by the Board of Directors.
Executive Severance Benefits Plan
During 2019, the Company adopted an executive severance benefits plan covering certain designated eligible executive officers of the Company, which provides for, among other things, severance benefits upon certain termination events, including full accelerated vesting of the executive officer's unvested, time-based equity awards if such executive officer is terminated without cause, or terminates his or her employment for good reason, within 12 months following a change in control of the Company.
Restricted Stock Units
The following table summarizes outstanding restricted stock units, including performance-based restricted stock units, which were granted under the 2017 Equity Incentive Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested — December 31, 2021	1,987,070	$6.86
Granted	1,987,932	4.68
Vested	(614,179)	7.69
Forfeited / canceled	(1,070,218)	5.97
Unvested — December 31, 2022	2,290,605	$5.15
For the years ended December 31, 2022, 2021, and 2020, 614,179, 627,914, and 569,272 shares of restricted stock units vested and were released to employees under the 2017 Equity Incentive Plan. These shares primarily vest over a period of four years. Compensation expense related to the restricted stock units is recognized using the grant date fair value recognized evenly over the service period.
As of December 31, 2022 and 2021, the unrecognized share-based compensation related to unvested restricted stock units was $7.0 million and $9.4 million, respectively. As of December 31, 2022 and 2021, these costs are expected to be recognized over a weighted-average period of 1.62 and 1.85 years, respectively.
Stock Options
The following table summarizes outstanding options, which were granted under the 2012 Equity Incentive Plan and 2017 Equity Incentive Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value of Outstanding Options
			(Years)	(In thousands)
Outstanding — December 31, 2021	37,758	$97.33	4.09	$—
Granted	—	—
Exercised	—	—
Forfeited / canceled	(11,053)	101.22
Outstanding — December 31, 2022	26,705	$95.49	3.19	$—
Exercisable — December 31, 2022	26,705	$95.49	3.19	$—
The weighted-average grant date fair value of options granted for the years ended December 31, 2022, 2021, and 2020 was $0.00. The total intrinsic value of options exercised for the years ended December 31, 2022, 2021, and 2020 was $0.0 million. The total grant date fair value of options vested for the years ended December 31, 2022, 2021, and 2020 was $1.9 million, $3.1 million and $1.0 million, respectively. For the years ended December 31, 2022, 2021, and 2020, the Company received $0.0 million, $0.0 million, and $0.5 million, respectively, from the exercise of share options granted under share-based payment arrangements. There was no tax benefit realized from stock options exercised during these periods.
As of December 31, 2022 and 2021, total unrecognized share-based compensation related to unvested options was $0.0 million. As of December 31, 2022 and 2021, the weighted-average recognition period was 0.00 years.

14. Related Party Transactions

Due to their status as beneficial owners of more than 10 percent (10%) of the voting power of the outstanding capital stock of the Company, Joseph N. Sanberg and his affiliates meet the definition of “related parties” per ASC 850, Related Party Disclosures.

Feeding America Bulk Sale

On June 23, 2022, the Company entered into a purchase agreement with Feeding America for a bulk purchase of meal kit boxes and other bulk product items for an aggregate net purchase price of $10.0 million, funded by a donation from an affiliate of Joseph N. Sanberg.

Gift Card Sponsorship Agreements

March and May Sponsorship Gift Cards

On March 11, 2022, the Company entered into a gift card sponsorship agreement with an affiliate of Joseph N. Sanberg, pursuant to which such affiliate agreed to pay the Company a $9.0 million net sponsorship fee to support a marketing program through which the Company would distribute gift cards (the “March Sponsorship Gift Cards”), at the Company’s sole discretion, in order to support its previous growth strategy.

On May 5, 2022, the Company entered into the Sponsorship Gift Cards Agreement with an affiliate of Joseph N. Sanberg, pursuant to which such affiliate agreed to pay the Company a $20.0 million net sponsorship fee to support a marketing program through which the Company will distribute gift cards, at the Company’s sole discretion, in order to support its previous growth strategy. On August 7, 2022, the Company amended the Sponsorship Gift Cards Agreement to extend the funding date to on or before August 31, 2022, and pursuant to which, Joseph N. Sanberg personally guaranteed his affiliate’s obligation.

On September 7, 2022, the Sponsorship Gift Cards Agreement was further amended to reduce the net sponsorship fee to $18.5 million and extend the due date to September 19, 2022. As of the date of this Annual Report on Form 10-K, the Sanberg affiliate has paid $5.8 million of its commitment under said agreement, with $12.7 million remaining to be paid.

As the Company concluded the remaining amount to be paid under the Sponsorship Gift Cards Agreement did not meet the collectability criterion under ASC 606, Revenue from Contracts with Customers, as of the date of this Annual Report on Form 10-K, the $12.7 million receivable was not recognized within the Consolidated Financial Statements.

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

On June 30, 2022, the Company entered into a statement of work under the Sustainability Agreement, through which the affiliate transferred to the Company a sufficient amount of carbon offsets for its estimated 2023 and 2024 Scope 1, Scope 2, and Scope 3 emissions based upon its 2021 annual carbon footprint, for a purchase price of $6.0 million, which was expected to be paid in twenty-four equal monthly installments beginning on July 31, 2022.

On February 2, 2023, the Company and its affiliate terminated the Sustainability Agreement, which released the Company of its future payment obligation of $5.5 million. Under the terms of the termination agreement, the Company retained a number of carbon credits purchased for $0.5 million and paid to the affiliate as of December 31, 2022. Such retained carbon credits are expected to offset the Company's estimated 2023 and 2024 Scope 1 and Scope 2 emissions.

2022 Private Placements

See Notes 2 and 12 for further discussion of the RJB Private Placement and Findley Private Placement during the year ended December 31, 2022.

The following table summarizes the composition and amounts of the transactions in the Company’s Consolidated Statements of Operations involving its related parties:

	Year Ended
	December 31,
	2022	2021	2020
	(In thousands)
Net revenue:
Feeding America bulk sale	$10,000	$—	$—
March Sponsorship Gift Cards	$4,319	$—	$—
Cost of goods sold, excluding depreciation and amortization	$7,869	$—	$—
Product, technology, general and administrative	$3,000	$—	$—
15. Earnings per Share
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

	Year Ended December 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(109,733)	$—	$(78,861)	$(9,520)	$(34,453)	$(11,701)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	36,342,161	—	19,888,995	2,400,808	11,270,830	3,827,953
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	36,342,161	—	19,888,995	2,400,808	11,270,830	3,827,953

Net income (loss) per share attributable to common stockholders—basic (1)	$(3.02)	$—	$(3.97)	$(3.97)	$(3.06)	$(3.06)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(3.02)	$—	$(3.97)	$(3.97)	$(3.06)	$(3.06)
_____________________
(1)Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been anti-dilutive:

	Year Ended December 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Stock options	32,334	—	46,537	—	3,923	123,817
Restricted stock units	2,360,080	—	2,208,666	—	1,688,527	—
Warrants	11,411,120	—	11,184,218	—	—	—
Total anti-dilutive securities	13,803,534	—	13,439,421	—	1,692,450	123,817

16. Income Taxes
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current provisions for income taxes:
Federal	$—	$—	$—
State	34	23	42
Total current	34	23	42
Deferred tax benefit:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Provision for income taxes	$34	$23	$42
A reconciliation of the provisions (benefits) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is shown as follows:

	Year Ended December 31,
	2022	2021	2020
Tax at statutory federal rate	21.00%	21.00%	21.00%
State tax — net of federal benefit	0.01%	(0.04)%	(0.05)%
Change in valuation allowance	(19.22)%	(12.85)%	(11.10)%
Share-based compensation	(0.45)%	(0.79)%	(3.41)%
Debt extinguishment and warrant obligation	0.25%	(3)%	—%
Charitable contributions	(2.27)%	(4.73)%	(6.20)%
Other	0.65%	0.70%	(0.33)%
Provision for income taxes	(0.03)%	(0.03)%	(0.09)%

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Tax attribute carryforwards	$145,294	$121,346
Operating lease liability	8,271	—
Build-to-suit deferred tax assets	—	9,237
Inventories	3,127	3,052
Share-based compensation	1,234	1,074
Accruals, reserves, and other	16,191	12,370
Gross deferred tax assets	174,117	147,079
Deferred tax liabilities:
Operating right-of-use asset	8,266	—
Build-to-suit deferred tax liabilities	—	6,857
Gross deferred tax liabilities	8,266	6,857

Valuation allowance	165,851	140,222
Net deferred taxes	$—	$—
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Each reporting period the Company assesses the recoverability of its deferred tax assets and are required to establish a valuation allowance for any portion of the assets that the Company concludes is not more likely than not realizable. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a valuation allowance of $165.9 million and $140.2 million against the net U.S. deferred tax assets as of December 31, 2022 and 2021, respectively. The valuation allowance increased by $25.6 million during 2022, which was primarily a result of additional losses generated, partially offset by the expiration of certain charitable contribution carryforwards.
As of December 31, 2022, the Company had U.S. federal and state net operating loss carryforwards of $563.9 million and $249.7 million, respectively. Of the $563.9 million of federal net operating loss carryforwards, $221.4 million was generated before January 1, 2018, and is subject to a 20-year carryforward period. The remaining $342.5 million can be carried forward indefinitely, but is subject to an 80% taxable income limitation in any future taxable year. The pre-2018 federal and all state net operating loss carryforwards will begin to expire in 2032 and 2033, respectively, if not utilized.
The Company’s tax attributes may be limited by the ownership provisions of Section 382 of the Internal Revenue Code. As a result, if the Company experienced an “ownership change” during any three-year period, its use of these tax attributes may be limited. The Company has not performed a detailed analysis to determine if an ownership change has occurred.
Uncertain Tax Positions
As of December 31, 2022 and 2021, the Company did not have any gross unrecognized tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the provision for income tax.
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The Company’s tax years from 2012 (inception) are subject to examination by the United States and state authorities due to the carry forward of unutilized net operating losses.

17. Fair Value Measurements
Financial Instruments
The fair value of financial instruments is determined based on assumptions that market participants would use when pricing an asset or liability at the balance sheet date. The Company uses observable market data when available, and minimizes the use of unobservable inputs when determining fair value.
The Company did not measure any assets or liabilities at fair value as of December 31, 2022. The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents:
Money market accounts	$2,635	$—	$—	$2,635
Total assets measured at fair value	$2,635	$—	$—	$2,635

Liabilities:
Warrant obligation	$—	$—	$8,001	$8,001
Other noncurrent liabilities:
Warrant obligation	$—	$—	$1,588	$1,588
Total liabilities measured at fair value	$—	$—	$9,589	$9,589
Money market accounts
Money market accounts are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts approximates fair value due to their short-term maturities.
Warrant obligation

The Blue Torch warrant obligation in conjunction with the Amendment, as discussed in Note 10, was accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value, and was remeasured as of each balance sheet date with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations. The amount of each warrant to be issued under the obligation set forth in the financing agreement was based upon 0.50% of the then-outstanding shares of the Company’s common stock on a fully-diluted basis on the first day of each quarter, beginning on July 1, 2021, so long as the 2020 Term Loan remained outstanding. As such, the fair value of the Blue Torch warrant obligation was calculated using the estimated amount of warrants to be issued over the life of the financing agreement multiplied by the price of the Company’s stock as of the closing date, less $0.01 per share to represent each warrant’s exercise price. The estimated amount of shares to be issued was derived from the Company’s estimate of shares of the Company’s common stock on a fully-diluted basis over the life of the financing agreement.

On May 5, 2022, the Company fully repaid the 2020 Term Loan with the proceeds of its senior secured notes and cash on hand and terminated its financing agreement effective as of the same date, which also resulted in the termination of the warrant obligation. As of May 5, 2022, all warrants that had been issued under the Blue Torch warrant obligation had been exercised in full, resulting in no liability-classified warrants outstanding. See Note 10 for further discussion.

The following table summarizes the changes of the Blue Torch warrant obligation as of December 31, 2022 and December 31, 2021:

	Balance as of December 31, 2021	Loss (gain) on changes in stock price	Loss (gain) on changes in estimated common stock on a fully-diluted basis	Exercise of warrants	Derecognition	Balance as of December 31, 2022
	(In thousands)
Warrant obligation	$9,589	$(1,971)	$153	$(5,050)	$(2,721)	$—
Non-Financial Assets
Certain non-financial assets, such as long-lived assets, are only recorded at fair value if an impairment loss is recognized. Impairment losses recognized for the years ended December 31, 2022, 2021, and 2020 were $0.0 million, $0.0 million, and $7.6 million, respectively. See Note 7 for further discussion on the long-lived assets’ impairment losses.
18. Restructuring Costs

In December 2022, the Company implemented a reduction in corporate personnel to better align internal resources with strategic priorities, which resulted in a reduction of approximately 10% of the Company’s total corporate workforce, inclusive of both current and vacant roles. As a result, during the three months ended December 31, 2022, the Company recorded $1.5 million in employee-related expenses in Other operating expense, primarily consisting of severance payments, substantially all of which will result in cash expenditures in the first half of 2023.

Employee-Related Costs
(in thousands)
Balance - December 31, 2021	$—
Charges	1,530
Cash payments	(235)
Balance - December 31, 2022	$1,295
In February 2020, the Company announced the closure of its fulfillment center in Arlington, Texas and the consolidation of production volume from the Arlington, Texas fulfillment center to the Company’s fulfillment centers in Linden, New Jersey and Richmond, California in order to more efficiently continue to service the Company’s national footprint while also enabling the Company to redirect financial resources into other parts of the business, including previous growth initiatives.
As a result of the action, which was completed in May 2020, the Company recorded $0.8 million in total restructuring costs during the first half of 2020, including $0.4 million of employee-related expenses, primarily consisting of severance payments, and $0.4 million of other exit costs in Other operating expense, substantially all of which resulted in cash expenditures. In addition, during the first half of 2020, the Company recorded non-cash impairment charges of $7.6 million, primarily consisting of leasehold improvements and equipment. See Note 7 for further discussion of the impairment charges.
The Company temporarily reopened its Arlington, Texas fulfillment center beginning in January 2021 to leverage existing assets to meet forecasted demand while continuing to implement operating efficiencies at its other fulfillment centers. In April 2021, the Company closed down the temporarily reopened Arlington fulfillment center, with all production volume consolidated at its other fulfillment centers. The closure of the Arlington fulfillment center after its temporary reopening did not have a material impact on the Company’s Consolidated Financial Statements.
19. Subsequent Events

Silicon Valley Bank

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. SVB’s deposits are insured by the FDIC in amounts up to $250,000 for each deposit account. Substantially all of the Company's cash and cash equivalents are held in four SVB deposit accounts and substantially all of which was not insured by the

FDIC (the “uninsured amount”). On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money, including the uninsured amount, starting March 13, 2023. On March 13, 2023, the Company regained full access to all of its cash and cash equivalents.

March 2023 Note Purchase Agreement Amendment

On March 15, 2023, the Company entered into a waiver, consent, and amendment to the note purchase agreement which among other things accelerates the repayment of the senior secured notes due originally in May 2027 to an effective maturity of June 2023. The Company has agreed to pay the full outstanding principal balance on the senior secured notes in four equal amortization installments of $7.5 million with the first installment paid in connection with the note purchase agreement amendment and with the final installment due on June 15, 2023, including any accrued and unpaid interest. Under the note purchase agreement amendment, the noteholder also agreed to reduce the minimum liquidity covenant amount, which was previously set at $25.0 million, to $17.5 million following the first amortization payment and to $10.0 million following the first and second amortization payments until the senior secured notes are repaid in full. Furthermore, conditioned upon the timely payment of all the amortization payments, the noteholder agreed to waive all prepayment premiums and the ESG KPI Fee that would otherwise have been owed by the Company at maturity in May 2027.

In connection with the note purchase agreement amendment, the noteholder consented to the surrender of ownership to the Company, by the Pledgor, of the Pledged Shares in satisfaction of certain obligations of the Pledgor, should a surrender of the collateral be agreed by the Company and the Pledgor. The note purchase agreement amendment also clarified that such surrendered Pledged Shares would become collateral for the Company's obligation under the note purchase agreement.

The note purchase agreement amendment also contains additional and modified reporting and information requirements, including amending the requirement to deliver an audit report of the Company's independent registered public accounting firm, which report shall not include a “going concern” explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern to exclude the audit opinion relating to the financial statements as of and for the year ended December 31, 2022. In addition, the note purchase agreement amendment clarifies that, to the extent, if any, that certain prior events related to the Pledge Agreement or amendments to the RJB Purchase Agreement constituted defaults under the note purchase agreement, such defaults are waived, though it is the Company's position that no such defaults existed at any time.

Public Equity Offerings

On February 10, 2023, the Company launched an "at-the-market" equity offering under its November 2022 Shelf for sale from time to time of up to $70.0 million of Class A common stock, and launched an "at-the-market" equity offering. As of February 28, 2023, as a result of the offering, the Company issued and sold 394,483 shares of its Class A common stock, resulting in $0.3 million of proceeds, net of commissions and offering costs.

On January 19, 2023, the Company completed an “at-the-market” equity offering, pursuant to its November 2022 Shelf. As a result of the offering, the Company issued and sold 28,998,010 shares of its Class A common stock, resulting in $29.0 million of proceeds, net of commissions and offering costs. As of December 31, 2022, 13,002,941 shares were issued and sold, resulting in proceeds of $12.8 million, net of commissions and offering costs. In January 2023, the remaining 15,995,069 shares were issued and sold, resulting in $16.2 million of proceeds, net of commissions and offering costs.

Schedule II: Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charges to Costs and Expenses	Other	Reductions	Balance at End of Period
	(In thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal year ended December 31, 2022	$140,222	$-	$25,629	$-	$165,851
Fiscal year ended December 31, 2021	$126,007	$-	$14,215	$-	$140,222
Fiscal year ended December 31, 2020	$120,330	$-	$5,677	$-	$126,007

Inventory Valuation Reserve:
Fiscal year ended December 31, 2022	$365	$242	$-	$(447)	$160
Fiscal year ended December 31, 2021	$330	$827	$-	$(792)	$365
Fiscal year ended December 31, 2020	$1,474	$441	$-	$(1,585)	$330

Credits and Refunds Reserve:
Fiscal year ended December 31, 2022	$1,235	$15,804	$-	$(16,026)	$1,013
Fiscal year ended December 31, 2021	$1,522	$19,552	$-	$(19,839)	$1,235
Fiscal year ended December 31, 2020	$1,172	$18,797	$-	$(18,447)	$1,522
_____________________