Form 10-Q
period 2023-03-31
Blue Apron Holdings, Inc.
filed 2023-05-04
CIK 1701114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	72,669,092 shares outstanding as of April 30, 2023
Class B Common Stock, $0.0001 par value	0 shares outstanding as of April 30, 2023
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of April 30, 2023

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•the sufficiency of our cash resources and our ability to continue to operate as a going concern in the event that prior to the middle of June 2023, (i) we are unable to obtain sufficient additional funding or raise additional capital, including through our February 2023 ATM (as defined below) or otherwise, (ii) RJB Partners, LLC (“RJB”) and certain other affiliates of Joseph N. Sanberg do not fund their remaining respective obligations under the $56.5 million private placement and $12.7 million gift card transaction, (iii) we are unable to dispose of some or all of the pledged securities securing the RJB private placement obligation in a private or other sale and receive cash proceeds sufficient to meet our near-term obligations, and (iv) we are unable to realize the anticipated benefits from identified, and to be identified, expense reductions or incur unforeseen additional cash expenses;
•our ability to execute one or more financing opportunities and/or other strategic transactions, including significant commercial partnerships, prior to the middle of June 2023, if at all, and our ability to achieve the anticipated benefits of any such transactions for our shareholders;
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE APRON HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per-share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,553	$33,476
Accounts receivable, net	158	556
Inventories, net	26,327	25,023
Prepaid expenses and other current assets	14,417	17,657
Total current assets	72,455	76,712
Property and equipment, net	54,708	57,186
Operating lease right-of-use assets	30,756	32,340
Other noncurrent assets	1,778	4,904
TOTAL ASSETS	$159,697	$171,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,562	$18,709
Current portion of related party payables	—	3,000
Accrued expenses and other current liabilities	21,131	27,077
Current portion of long-term debt	21,938	27,512
Operating lease liabilities, current	9,275	8,650
Deferred revenue	19,546	19,083
Total current liabilities	96,452	104,031
Operating lease liabilities, long-term	21,397	23,699
Related party payables	—	2,500
Other noncurrent liabilities	7,337	7,191
TOTAL LIABILITIES	125,186	137,421
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 69,735,289 and 52,901,947 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	7	5
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class C capital stock, par value of $0.0001 per share — 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	828,332	810,508
Accumulated deficit	(793,828)	(776,792)
TOTAL STOCKHOLDERS’ EQUITY	34,511	33,721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$159,697	$171,142
The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.
Consolidated Statements of Operations
(In thousands, except share and per-share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenue	$113,080	$117,751
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	72,613	79,490
Marketing	14,727	27,914
Product, technology, general and administrative	35,724	43,954
Depreciation and amortization	4,222	5,533
Total operating expenses	127,286	156,891
Income (loss) from operations	(14,206)	(39,140)
Gain (loss) on extinguishment of debt	(1,850)	—
Interest income (expense), net	(973)	(1,169)
Other income (expense), net	—	1,646
Income (loss) before income taxes	(17,029)	(38,663)
Benefit (provision) for income taxes	(7)	(11)
Net income (loss)	$(17,036)	$(38,674)

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.26)	$(1.20)
Diluted	$(0.26)	$(1.20)
Weighted-average shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	66,435,278	32,288,424
Diluted	66,435,278	32,288,424
The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
2023
Balance — December 31, 2022	52,901,947	$5	$810,508	$(776,792)	$33,721
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	144,816	0	0	—	—
Issuance of common stock from public equity offerings, net of issuance costs	16,688,526	2	16,469	—	16,471
Share-based compensation	—	—	1,355	—	1,355
Net income (loss)	—	—	—	(17,036)	(17,036)
Balance — March 31, 2023	69,735,289	$7	$828,332	$(793,828)	$34,511

2022
Balance — December 31, 2021	31,694,400	$3	$746,564	$(666,514)	$80,053
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	120,981	0	—	—	—
Issuance of common stock upon exercise of warrants	488,055	0	4,096	—	4,096
Issuance of common stock from private placements, net of issuance costs	357,143	—	4,809	—	4,809
Share-based compensation	—	—	2,233	—	2,233
Cumulative effect adjustment related to the adoption of the leasing standard	—	—	—	(545)	(545)
Net income (loss)	—	—	—	(38,674)	(38,674)
Balance — March 31, 2022	32,660,579	$3	$757,702	$(705,733)	$51,972
The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,036)	$(38,674)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	4,222	5,533
Loss (gain) on disposal of property and equipment	—	135
Loss (gain) on extinguishment of debt	1,850	—
Changes in fair value of warrant obligation	—	(1,646)
Changes in reserves and allowances	(58)	20
Share-based compensation	1,293	2,173
Non-cash interest expense	308	260
Changes in operating assets and liabilities:
Accounts receivable	398	122
Related party receivables	—	(9,000)
Inventories	(1,308)	(107)
Prepaid expenses and other current assets	3,183	(1,433)
Operating lease right-of-use assets	1,959	1,740
Accounts payable	5,724	11,722
Related party payables	(5,500)	3,000
Accrued expenses and other current liabilities	(6,073)	(6,492)
Operating lease liabilities	(2,051)	(1,941)
Deferred revenue	463	6,479
Other noncurrent assets and liabilities	3,107	(716)
Net cash from (used in) operating activities	(9,519)	(28,825)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,278)	(1,321)
Proceeds from sale of property and equipment	57	55
Net cash from (used in) investing activities	(1,221)	(1,266)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from equity and warrant issuances	16,712	5,000
Repayments of debt	(7,500)	(875)
Payments of debt and equity issuance costs	(363)	(191)
Principal payments on financing lease obligations	(32)	(11)
Net cash from (used in) financing activities	8,817	3,923
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,923)	(26,168)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	34,656	83,597
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$32,733	$57,429

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$585	$840
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under finance lease obligations	$275	$—
Non-cash additions to property and equipment	$338	$67
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$197	$429
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited interim Consolidated Financial Statements (the “Consolidated Financial Statements”) have been prepared on the same basis as the audited Consolidated Financial Statements, and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2023 and December 31, 2022, results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Annual Report”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Annual Report, except those additional significant policies as described within the accompanying notes to the Consolidated Financial Statements.
The accompanying Consolidated Financial Statements include the accounts of Blue Apron Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”).
Within the issuance of the Annual Report, the Company adopted Accounting Standards Update No. 2016-02, “Leases” ("ASC 842") using the modified retrospective approach, resulting in an adoption effective date of January 1, 2022. As such, the adoption of this standard within the annual period of the twelve months ended December 31, 2022, resulted in the following adjustments to amounts previously presented in the Consolidated Financial Statements within quarterly filings under the prior lease standard ("ASC 840"):

	ASC 840 Amount	ASC 842 Adjustment	Three Months Ended March 31, 2022
	(In thousands)
Consolidated Statement of Operations:
Product, technology, general & administrative	$43,257	$697	$43,954
Depreciation & amortization	$5,404	$129	$5,533
Interest income (expense), net	$(1,770)	$601	$(1,169)

	ASC 840 Amount	ASC 842 Adjustment	Three Months Ended March 31, 2022
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(38,449)	$(225)	$(38,674)
Depreciation and amortization of property and equipment	$5,404	$129	$5,533
Prepaid expenses and other current assets	$(1,348)	$(85)	$(1,433)
Operating lease right-of-use assets	$—	$1,740	$1,740
Accrued expenses and other current liabilities	$(7,169)	$677	$(6,492)
Operating lease liabilities	$—	$(1,941)	$(1,941)
Other noncurrent assets and liabilities	$(394)	$(322)	$(716)
Cash Flows From Financing Activities:
Principal payments on financing lease obligations	$(38)	$27	$(11)
Liquidity and Going Concern Evaluation
Under Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company is required to evaluate whether there is substantial doubt regarding its ability to continue as a going concern each reporting period, including interim periods.
In this evaluation, management considered the conditions and events that could raise substantial doubt about the Company's ability to continue as a going concern within twelve months of the issuance date of this Quarterly Report on Form 10-Q, and considered the Company's current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company's conditional and unconditional obligations before such date.
The Company has a history of significant net losses, including $17.0 million and $38.7 million for the three months ended March 31, 2023, and 2022, respectively, and operating cash flows of $(9.5) million and $(28.8) million for the three months ended March 31, 2023, and 2022, respectively. The Company's current operating plan indicates it will continue to incur net losses and generate negative cash flows from operating activities, and as of March 31, 2023, the Company had cash and cash equivalents of $31.6 million.
On March 15, 2023, the Company amended its note purchase agreement to accelerate the repayment of the $30.0 million in aggregate principal amount of the senior secured notes due originally in May 2027 to an effective maturity of June 2023, agreeing to pay the full outstanding principal balance on the senior secured notes in four equal amortization installments of $7.5 million, with the first installment paid in connection with the signing of the note purchase agreement amendment, and with the final installment due on June 15, 2023, including any accrued and unpaid interest. Under the note purchase agreement amendment, the noteholder also agreed to reduce the minimum liquidity covenant amount, which was previously set at $25.0 million, to $17.5 million following the first amortization payment, and to $10.0 million following the first and second amortization payments until the senior secured notes are repaid in full.
As of the date of this Quarterly Report on Form 10-Q, the remaining $55.5 million owed under the RJB Purchase Agreement (as defined in Note 12) due from an affiliate of Joseph N. Sanberg, an existing stockholder of the Company, remains unfunded, as well as the remaining $12.7 million owed from a Sanberg affiliate under the Sponsorship Gift Cards Agreement (as defined in Note 14). While a Sanberg affiliate has granted the Company a security interest in equity shares of certain privately-held issuers (the "Pledged Shares") as collateral for the RJB Purchase Agreement, which it has the right to foreclose on and take ownership, options to monetize the Pledged Shares are currently being evaluated. The timing and proceeds from any such monetization are unknown and the proceeds, if and when realized, may not be sufficient to satisfy the entire outstanding amount under the RJB Purchase Agreement.
Although the Company has been reviewing a number of potential alternatives regarding its liquidity, including identified and to be identified cost reduction initiatives, monetizing the Pledged Shares, and/or securing alternative sources for additional financing, including raising additional capital through the “at-the-market” equity offering launched on February 10, 2023, the Company's current forecast of future cash flows indicates that such cash flows would not be sufficient for the Company to meet its current obligations as early as the middle of June 2023. As such, these conditions and events in the aggregate raise substantial doubt regarding the Company's ability to continue as a going concern. The

Company's Consolidated Financial Statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern.
See Notes 10, 12, and 14 for further discussion regarding the above transactions.
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
Smaller Reporting Company Status
The Company is a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and therefore qualifies for reduced disclosure requirements for smaller reporting companies.
3. Inventories, Net
Inventories, net consist of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Fulfillment	$2,389	$2,315
Product	23,938	22,708
Inventories, net	$26,327	$25,023
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
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Prepaid insurance	$7,570	$8,241
Other current assets	6,847	9,416
Prepaid expenses and other current assets	$14,417	$17,657
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the Consolidated Statements of Cash Flows:

	March 31, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$31,553	$33,476
Restricted cash included in Prepaid expenses and other current assets	111	111
Restricted cash included in Other noncurrent assets	1,069	1,069
Total cash, cash equivalents, and restricted cash	$32,733	$34,656

	March 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$55,991	$82,160
Restricted cash included in Prepaid expenses and other current assets	330	608
Restricted cash included in Other noncurrent assets	1,108	829
Total cash, cash equivalents, and restricted cash	$57,429	$83,597
6. Leases
The Company leases fulfillment centers and office space under non‑cancelable operating lease arrangements that expire on various dates through 2027. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs, and insurance, and contain renewal and escalation clauses. While certain leases contain renewal options, the Company has determined that its options to renew would not be reasonably certain in determining the expected lease terms, and therefore are not included as part of its right-of-use assets and lease liabilities. In addition, the Company leases certain equipment under finance lease arrangements that expire at various dates through 2027. The Company has also entered into agreements to sublease portions of its corporate office and fulfillment centers.
The following table summarizes the weighted-average remaining lease terms and weighted average discount rates:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	3.34 years	3.55 years
Finance leases	3.59 years	4.61 years
Weighted average discount rate:
Operating leases	16.20%	16.20%
Finance leases	16.15%	16.23%
Lease cost consists of the following:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating lease cost	$3,207	$3,291
Finance lease cost:
Amortization of right-of-use assets	37	—
Interest on lease liabilities	21	1
Total lease cost
Sublease income	(633)	(1,066)
Net lease cost	$2,632	$2,226
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets:

	March 31, 2023	December 31, 2022
	(In thousands)
Operating leases:
Operating lease right-of use assets	$30,756	$32,340
Operating lease right-of use liabilities, current	$9,275	$8,650
Operating lease right-of use liabilities, non-current	$21,397	$23,699
Finance leases:
Property and equipment, net	$498	$260
Accrued expenses and other current liabilities	$124	$45
Other noncurrent liabilities	$389	$225

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,299	$3,490
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$650	$39,405

7. Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Computer equipment	$12,653	$12,308
Capitalized software	29,540	28,831
Fulfillment equipment	51,913	51,639
Furniture and fixtures	2,757	2,757
Leasehold improvements	113,729	113,703
Construction in process(1)	2,857	2,466
Property and equipment, gross	213,449	211,704
Less: accumulated depreciation and amortization	(158,741)	(154,518)
Property and equipment, net	$54,708	$57,186
________________________
(1)Construction in process includes all costs capitalized related to projects that have not yet been placed in service.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued compensation	$4,319	$9,653
Accrued credits and refunds reserve	991	1,053
Accrued marketing expenses	4,963	3,968
Accrued shipping expenses	1,678	2,132
Accrued workers' compensation reserve	3,592	4,260
Other current liabilities	5,588	6,011
Accrued expenses and other current liabilities	$21,131	$27,077
9. Deferred Revenue
Deferred revenue consists of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Cash received prior to fulfillment	$6,397	$4,940
Gift cards, prepaid orders, and other	13,149	14,143
Deferred revenue	$19,546	$19,083
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

Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $19.5 million and $19.1 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, the Company recognized $6.2 million to Net revenue from the Deferred revenue as of December 31, 2022.
See Notes 2 and 14 for further information regarding the March and May Sponsorship Gift Cards (as defined below).
10. Debt
2020 Term Loan and Amendment
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
The Blue Torch warrant obligation was remeasured to fair value at each balance sheet date, with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations. The Blue Torch warrant obligation was terminated within the termination of the Company’s financing agreement with Blue Torch Finance LLC ("Blue Torch"), as discussed below.
Senior Secured Notes and March 2023 Extinguishment
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
Note Purchase Agreement Amendment
On March 15, 2023, the Company entered into the note purchase agreement amendment which, among other things, accelerates the repayment of the senior secured notes due originally in May 2027 to an effective maturity of June 2023. The Company agreed to pay the full outstanding principal balance on the senior secured notes in four equal amortization installments of $7.5 million, with the first installment paid in connection with the signing of the note purchase agreement amendment, and with the final installment due on June 15, 2023, including any accrued and unpaid interest. Under the note purchase agreement amendment, the noteholder also agreed to reduce the minimum liquidity covenant amount, which was previously set at $25.0 million, to $17.5 million following the first amortization payment, and to $10.0 million following the first and second amortization payments, until the senior secured notes are repaid in full. Furthermore, conditioned upon the timely payment of all the amortization payments, the noteholder agreed to waive all prepayment premiums and the ESG KPI Fee (as defined below) that would otherwise have been owed by the Company at maturity in May 2027.
In connection with the note purchase agreement amendment, the noteholder consented to the surrender of ownership to the Company, by the Pledgor, of certain of the Pledged Shares in satisfaction of certain obligations of the Pledgor under the Pledge Agreement, should a surrender of the collateral be agreed by the Company and the Pledgor. The note purchase agreement amendment also clarified that such surrendered Pledged Shares would become collateral for the Company for the obligation under the note purchase agreement.
The note purchase agreement amendment also contains additional and modified reporting and information requirements, including amending the requirement to deliver an audit report of the Company's independent registered public accounting firm, which report shall not include a “going concern” explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern to exclude the audit opinion relating to the financial statements for the year ended December 31, 2022. In addition, the note purchase agreement amendment clarifies that, to the extent, if any, that prior events related to the Pledge Agreement or amendments to the RJB Purchase Agreement (as defined below) constituted defaults under the note purchase agreement, such defaults are waived, although it is the Company's position that no such defaults existed at any time.
Note Purchase Agreement Amendment Debt Extinguishment
The Company evaluated the note purchase agreement amendment under ASC 470-50 regarding the modification of an existing debt instrument, which states that if the modification of the terms of an existing debt agreement is considered substantial, the transaction shall be accounted for as an extinguishment, with the net carrying value of the existing debt derecognized and the amended debt instrument then initially recorded at fair value. The Company concluded that the modification was considered substantial and thus recorded a $1.9 million extinguishment loss in the Consolidated Statement of Operations.
Senior Secured Notes Terms and Covenants
After receiving a minimum specified bond rating after the issue date, as specified within the terms of the note purchase agreement, the senior secured notes bear interest at a rate equal to 8.875% per annum, which, prior to the note purchase agreement amendment, were payable in arrears on June 30 and December 31 of each calendar year. Prior to the note purchase agreement amendment, the senior secured notes amortized semi-annually in equal installments of $1.5 million beginning on December 31, 2025, with the remaining unpaid principal amount of the senior secured notes due on May 5, 2027.
The note purchase agreement contains two financial maintenance covenants:
•a minimum liquidity covenant of:
i.for any date ending prior to or ending on June 30, 2022, including those within required cash flow forecasts provided to the noteholders, $15.0 million;
ii.for any date thereafter, including those within required 13-week cash flow forecasts provided to the noteholders:
•$15.0 million if the most recent Asset Valuation (as defined in the note purchase agreement) is greater than $25.0 million;
•prior to the note purchase agreement amendment, $20.0 million if the most recent Asset Valuation is greater than $20.0 million but less than $25.0 million; or
•$25.0 million if the most recent Asset Valuation is less than or equal to $20.0 million, or is as of yet uncompleted; and
•a covenant requiring a minimum Asset Coverage Ratio (as discussed below) of at least 1.25 to 1.00.
As a result of the initial Asset Valuation completed on August 31, 2022, and the most recent Asset Valuation completed on January 30, 2023, the minimum liquidity covenant was set at $25.0 million. Subsequent to the initial report, the Asset Valuation was required to be provided to the noteholders no later than 30 days after June 30 and December 31 of each fiscal year.
Following the payment of the first $7.5 million amortization payment in connection with the signing of the note purchase agreement amendment, the minimum liquidity covenant was reduced to $17.5 million as of March 31, 2023. As of the date of this Quarterly Report on Form 10-Q, and following the second $7.5 million amortization payment on April 15, 2023, the minimum liquidity covenant is set at $10.0 million until the senior secured notes are repaid in full.
The Asset Coverage Ratio was measured as of each quarter-end, and represents the ratio of (a) the aggregate amount of Adjusted Eligible Collateral (as defined in the note purchase agreement) to (b) the aggregate outstanding principal amount of the senior secured notes at such time.
The Company had also agreed to use commercially reasonable efforts to cause 90% of the packaging for its meal kit boxes to be recyclable, reusable, or compostable (the “ESG KPI Goal”). If the Company had failed to achieve the ESG KPI Goal prior to the date on which the senior secured notes are due, the Company would have been required to pay a fee equal to 1% of the principal amount of the senior secured notes (the "ESG KPI Fee"). Conditioned upon the timely payment of all amortization payments the noteholder has agreed to waive such fee.
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
As of March 31, 2023, the Company was in compliance with all of the covenants under the note purchase agreement.
The Company amortizes deferred financing costs using the effective interest method over the life of the debt, in accordance with ASC 835-30, Imputation of Interest. The following table summarizes the presentation of the Company’s debt balances in the Consolidated Balance Sheets as of the dates indicated below:

	Senior secured notes	Debt issuance costs, net	Net
	(In thousands)
March 31, 2023
Current portion of long-term debt	$22,500	$(562)	$21,938
Long-term debt	—	—	—
Total	$22,500	$(562)	$21,938

December 31, 2022
Current portion of long-term debt	$30,000	$(2,488)	$27,512
Long-term debt	—	—	—
Total	$30,000	$(2,488)	$27,512
11. Commitments and Contingencies
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

12. Stockholders’ Equity (Deficit)
Public Equity Offerings
During the three months ended March 31, 2023, the Company issued and sold 16,688,526 shares of its Class A common stock via “at-the-market” equity offerings, resulting in $16.6 million of proceeds, net of commissions and offering costs.
RJB Private Placements
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
RJB Purchase Agreement
On April 29, 2022, the Company entered into a purchase agreement with RJB (the “RJB Purchase Agreement”). Under the agreement, the Company agreed to issue and sell 3,333,333 shares of Class A common stock for an aggregate purchase price of $40.0 million (or $12.00 per share), of which 1,666,666 shares of Class A common stock were issued and sold to an affiliate of Joseph N. Sanberg for an aggregate purchase price of $20.0 million concurrently with the execution of the agreement, and with the remainder to be issued and sold under a second closing (the "RJB Second Closing"), initially expected to close by May 30, 2022 or such other date as agreed to by the parties.
On August 7, 2022, the Company amended the RJB Purchase Agreement, pursuant to which RJB agreed to purchase from the Company at the RJB Second Closing (i) the 1,666,667 shares of Class A common stock remaining to be issued and sold under the initial RJB Purchase Agreement at a $5.00 price per share, instead of a price of $12.00 per share, and (ii) an additional 8,333,333 shares of Class A common stock at a price of $5.00 per share. Upon execution of the amendment, the RJB Second Closing comprised in the aggregate a purchase price of $50.0 million and 10,000,000 shares of Class A common stock to be issued and sold, as well as agreeing to extend the date of the second closing to on or before August 31, 2022. In addition, pursuant to the amendment, Joseph N. Sanberg agreed to personally guarantee the payment of the aggregate purchase price.
On September 7, 2022, the Company further amended the RJB Purchase Agreement to extend the RJB Second Closing date to September 30, 2022 or such earlier date as may be agreed to by the Company and RJB, and to change the price per share to $5.65 for the purchase of the 10,000,000 shares of Class A common stock remaining to be sold and issued, for an aggregate purchase price of $56.5 million.
On November 6, 2022, the Company entered into an agreement with an affiliate of Joseph N. Sanberg, pursuant to which the affiliate (i) guaranteed the remaining amount to be funded under the RJB Second Closing and (ii) to secure its obligation to pay the remaining amount to be funded under the RJB Second Closing, granted the Company security interests of certain privately-held issuers, the certificates (if any) representing the Pledged Shares, and all dividends, distributions, cash, instruments and other property or proceeds from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of the Pledged Shares.
On December 14, 2022, a Sanberg affiliate funded $1.0 million under the RJB Purchase Agreement, in exchange for which the Company issued and sold 176,991 shares of its Class A common stock, resulting in $0.6 million of proceeds, net of issuance costs. As of the date of this Quarterly Report on Form 10-Q, the remaining $55.5 million of the RJB Purchase Agreement remains unfunded. As such, the Company is permitted to exercise remedies in respect to the Pledged Shares, including foreclosing on the Pledged Shares.

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
As of March 31, 2023, the equity-classified warrants issued by the Company were as follows:

Exercise Price	Issued	Exercised	Outstanding as of March 31, 2023
$15.00	6,525,714	—	6,525,714
$18.00	3,262,857	—	3,262,857
$20.00	1,631,429	—	1,631,429
13. Share-based Compensation
The Company recognized share-based compensation for share-based awards in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general and administrative expenses as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$—	$2
Product, technology, general and administrative	1,293	2,171
Total share-based compensation	$1,293	$2,173
14. Related Party Transactions
Due to their status as beneficial owners of more than 10 percent (10%) of the voting power of the outstanding capital stock of the Company as of March 31, 2023, Joseph N. Sanberg and his affiliates meet the definition of “related parties” per ASC 850, Related Party Disclosures.
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
On May 5, 2022, the Company entered into an additional gift card sponsorship agreement with an affiliate of Joseph N. Sanberg (the “Sponsorship Gift Cards Agreement”), pursuant to which such affiliate agreed to pay the Company a $20.0 million net sponsorship fee to support a marketing program through which the Company will distribute gift cards (the “May Sponsorship Gift Cards”), at its sole discretion, in order to support its previous growth strategy. On August 7, 2022, the Company amended the Sponsorship Gift Cards Agreement to extend the funding date to on or before August 31, 2022, and pursuant to which, Joseph N. Sanberg personally guaranteed his affiliate’s obligation.
On September 7, 2022, the Sponsorship Gift Cards Agreement was further amended to reduce the net sponsorship fee to $18.5 million and extend its due date to September 19, 2022. As of the date of this Quarterly Report on Form 10-Q, the Sanberg affiliate has paid $5.8 million of its commitment under said agreement, with $12.7 million remaining to be paid.

Sustainability and Carbon Credit Agreement
On March 31, 2022, the Company entered into an agreement (the “Sustainability Agreement”) with an affiliate of Joseph N. Sanberg. Under the terms of the agreement, the Company purchased and subsequently retired $3.0 million of carbon offsets, which were recognized in Product, technology, general and administrative expenses during the three months ended March 31, 2022.
Such affiliate also performed the assessment of the Company’s 2021 annual carbon footprint that provided it with the basis for determining the amount of carbon offsets the Company needed to purchase. The fee for these services was waived as a condition of entering into the Sustainability Agreement.
On June 30, 2022, the Company entered into a statement of work under the Sustainability Agreement, through which the affiliate transferred to the Company a sufficient amount of carbon offsets for its estimated 2023 and 2024 Scope 1, Scope 2, and Scope 3 emissions based upon its 2021 annual carbon footprint, for a purchase price of $6.0 million, which was to be paid in twenty-four equal monthly installments beginning on July 31, 2022.
On February 2, 2023, the Company and the affiliate terminated the Sustainability Agreement, which released the Company of its remaining payment obligation of $5.5 million. Under the terms of the termination agreement, the Company retained a number of carbon credits purchased for $0.5 million and paid to the Sanberg affiliate as of December 31, 2022. Such retained carbon credits are expected to offset the Company's estimated 2023 and 2024 Scope 1 and Scope 2 emissions. During the three months ended March 31, 2023, the Company retired $0.2 million of carbon offsets, which were recognized in Product, technology, general and administrative expenses.
RJB Private Placements
See Note 12 for information regarding the February 2022 Private Placement and the RJB Purchase Agreement.
The following table summarizes the composition and amounts of the transactions in the Company’s Consolidated Statements of Operations involving its related parties:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net revenue:
March Sponsorship Gift Cards	$166	$—
Cost of goods sold, excluding depreciation and amortization	108	—
Product, technology, general and administrative	$208	$3,000
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

	Three Months Ended March 31,
	2023	2022
	Class A	Class A
(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(17,036)	$(38,674)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	66,435,278	32,288,424
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	66,435,278	32,288,424

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.26)	$(1.20)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.26)	$(1.20)
________________________
(1)Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.
The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
	Class A	Class A
Stock options	26,160	35,970
Restricted stock units	2,544,630	2,216,920
Warrants	11,420,000	11,420,000
Total anti-dilutive securities	13,990,790	13,672,890
16. Fair Value Measurements
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
The Company uses observable market data when available, and minimizes the use of unobservable inputs when determining fair value. The Company did not measure any assets or liabilities at fair value as of March 31, 2023 and December 31, 2022.

Warrant Obligation
The Blue Torch warrant obligation issued in conjunction with the May 2021 Amendment, as discussed in Note 10, was accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value (Level 3 within the fair value hierarchy), and was remeasured as of each balance sheet date with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations. The amount of each warrant to be issued under the obligation set forth in the financing agreement was based upon 0.50% of the then-outstanding shares of the Company’s common stock on a fully-diluted basis on the first day of each quarter, beginning on July 1, 2021, so long as the 2020 Term Loan remained outstanding. As such, the fair value of the Blue Torch warrant obligation was calculated using the estimated amount of warrants to be issued over the life of the financing agreement multiplied by the price of the Company’s stock as of the closing date, less $0.01 per share to represent each warrant’s exercise price. The estimated amount of shares to be issued was derived from the Company’s estimate of shares of the Company’s common stock on a fully-diluted basis over the life of the financing agreement.
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
The following table summarizes the changes of the Blue Torch warrant obligation as of March 31, 2022 and December 31, 2021:

	Balance as of December 31, 2021	Loss (gain) on changes in stock price	Loss (gain) on changes in estimated common stock on a fully-diluted basis	Exercise of warrants	Balance as of March 31, 2022
	(In thousands)
Warrant obligation	$9,589	(1,755)	110	(4,096)	$3,848

17. Restructuring Costs

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

Employee-Related Costs
(in thousands)
Balance - December 31, 2022	$1,295
Cash payments	(911)
Balance - March 31, 2023	$384

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 16, 2023. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” under Part II, Item 1A, below. In this discussion, we use certain financial measures that are considered non-GAAP financial measures under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is included elsewhere in this Quarterly Report on Form 10-Q. Investors should not consider non-GAAP financial measures in isolation from or in substitution for financial information presented in compliance with U.S. generally accepted accounting principles (“GAAP”). In the below discussion, we use the term basis points to refer to units of one-hundredth of one percent.
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
Central to our operations, we have developed an integrated network that employs technology and expertise across many disciplines. Our supply-demand coordination activities – demand planning, recipe creation, procurement, recipe merchandising, fulfillment operations, distribution, customer service, and marketing – drive our end-to-end value chain.
We currently offer our customers four weekly meal plans—a Two-Serving Signature Plan, a Two-Serving Vegetarian Plan, a Two-Serving Wellness Plan, and a Four-Serving Signature Plan. In addition, each week, customers can add unlimited Add-ons recipes to each order, which includes breakfast, appetizers, side dishes, desserts, à la carte proteins, and/or Heat & Eat meals, which are microwaveable meals that are ready in minutes.
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

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net revenue	$113,080	$117,751
Net income (loss)	$(17,036)	$(38,674)
Adjusted EBITDA	$(8,691)	$(31,434)
Net cash from (used in) operating activities	$(9,519)	$(28,825)
Free cash flow	$(10,797)	$(30,146)

	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Orders (in thousands)	1,608	1,460	1,548	1,701	1,869
Customers (in thousands)	326	298	323	349	367
Average Order Value	$70.27	$73.15	$70.83	$67.14	$62.99
Orders per Customer	4.9	4.9	4.8	4.9	5.1
Average Revenue per Customer	$346	$358	$340	$328	$321
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
Customers
We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine, or market products sold on our e-commerce platforms and, beginning in the second quarter of 2022, through third-party sales platforms in a given reporting period. For example, the number of Customers in the three months ended March 31, 2023 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine, or market products in the quarter ended March 31, 2023, including sales made on third-party sales platforms. We view the number of Customers as a key indicator of our scale and financial performance, however Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our Customers. Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer, and Average Revenue per Customer.
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
Free Cash Flow
Free cash flow is a non-GAAP financial measure defined by us as net cash from (used in) operating activities less purchases of property and equipment. We have presented free cash flow in this Quarterly Report on Form 10-Q because it is used by our management and board of directors as an indicator of the amount of cash we generate or use and to evaluate our ability to satisfy current and future obligations and to fund future business opportunities. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our ability to satisfy our financial obligations and pursue business opportunities, and allowing for greater transparency with respect to a key financial metric used by our management in their financial and operational decision-making. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt repayments or finance lease obligations that are not deducted from the measure. Additionally, other companies, including companies in our industry, may calculate free cash flow differently, which reduces its usefulness as a comparative measure. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.
Impact of COVID-19 on our Business
Beginning in late March 2020, we experienced an increase in demand due in part to changes in consumer behaviors resulting from the various restrictions that had been enacted throughout much of the United States in response to the COVID-19 pandemic. As restrictions were lifted and as vaccines became more widely available in the United States starting in the first half of 2021, and as people have resumed pre-pandemic activities, such as travel and dining out, the increased demand due to the pandemic began to decline after the first quarter of 2021. At times during the COVID-19 pandemic, we also faced disruptions in our supply chain. We believe there is no continuing material impact on our business, if any, from the COVID-19 pandemic.
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
We generate net revenue primarily from the sale of meals to customers through our Two‑Serving and Four-Serving Plans, as well as our Add-On, premium, customization, and other up-sell offerings. We also generate net revenue through sales of Blue Apron Wine, sales on Blue Apron Market, sales of meal kits on third-party sales platforms, and to a more limited extent, through enterprise bulk sales on an ad hoc basis. We generally derive substantially all of our net revenue from sales of our meal kit boxes through our direct-to-consumer platform. We deduct promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued to determine net revenue. Customers who receive a damaged meal or wine order or are dissatisfied with a meal or wine order and contact us within seven days of receipt of the order may receive a full or partial refund, full or partial credit against future purchase, or replacement, at our sole discretion. Credits only remain available for customers who maintain a valid account with us. Customers who return an unused, undamaged Blue Apron Market product within 30 days of receipt receive a full refund.
Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter. We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. However, seasonal trends may be masked and impacted by marketing investments. We also anticipate that our net revenue will be impacted by the execution of strategic priorities, including our ability to develop and execute product expansion initiatives, pricing updates, as well as the timing and extent of the sale and issuance of gift cards and the associated revenue upon the redemption of those gift cards, which generally occurs within one year of gift card issuance. Net revenue will also be impacted by gift card breakage revenue, which is our estimate of the portion of our gift card balance not expected to be redeemed. During 2022, we entered into various agreements and amendments to such agreements with related parties under which we ultimately agreed to issue $27.5 million (net of promotional discounts) of gift cards, which may result in higher levels of gift card breakage revenue and which may inflate net revenue or mask seasonal trends in future periods. As of the date of this Quarterly Report on Form 10-Q, $12.7 million of gift card proceeds from the related party have not been funded, and no gift cards have yet been issued against those funds. See Note 14 to the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. As part of the execution of our strategic priorities, we significantly increased marketing expenses toward the end of the fourth quarter of 2021 and throughout most of 2022. However, in December 2022, we announced that we were focused on driving towards profitability in the future and plan to significantly reduce marketing expenses in 2023, which is expected to negatively impact customers and net revenue in 2023. Our ability to grow net revenue and increase marketing expenses in the future are dependent upon our ability to receive all or a sufficient portion of the remaining $68.2 million pursuant to the liquidity transactions (as defined below) with related parties, our ability to obtain additional funding from other sources or raise additional capital, or receive any cash proceeds from the disposition of the Pledged Collateral (as defined below).
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
As part of the execution of our strategic priorities in prior periods, we increased marketing expenses toward the end of the fourth quarter of 2021 and throughout most of 2022. However, in December 2022, we determined to significantly reduce marketing expenditures, and we expect marketing expenses to decrease meaningfully, both in absolute dollars and as a percentage of net revenue in 2023 compared to 2022, as we prioritize profitability and marketing efficiency. Our ability to continue to have higher marketing expenses in the future is dependent upon our ability to receive all or a sufficient portion of the remaining $68.2 million pursuant to the liquidity transactions (as defined below) with related parties, our ability to obtain additional funding from other sources or raise additional capital, or receive any cash proceeds from the disposition of the Pledged Collateral (as defined below). We anticipate that our marketing strategies, including the timing and extent of our marketing investments, will be informed by the sufficiency of our cash resources, our strategic priorities, our ability to execute on our strategic priorities, the seasonal trends in our business, our marketing technology capabilities, and the competitive landscape of our market, and will fluctuate from quarter-to-quarter and have a significant impact on our quarterly results of operations. We also anticipate that our future marketing strategies and investments may continue to be impacted by macroeconomic and other factors. For example, we may further reduce marketing expenditures in future periods if we experience heightened demand in a short period of time to help us manage unforeseen demand to alleviate any future capacity constraints.
Product, Technology, General and Administrative
Product, technology, general and administrative expenses consist of costs related to the development of our products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities’ costs such as occupancy and rent costs for our corporate offices and fulfillment centers; professional fees; payment processing fees; the retirement of carbon offsets; and other general corporate and administrative costs. We expect these expenses to decrease in absolute dollars in 2023 compared to 2022, as we realize savings from the corporate workforce reduction announced in December 2022 and continue to focus on expense management.
Depreciation and Amortization
Depreciation and amortization consists of depreciation expense for our property and equipment and amortization expense for capitalized software development costs and finance leases.
Gain (Loss) on Extinguishment of Debt
Gain (loss) on extinguishment of debt relates to the extinguishment gains or losses recorded upon the amendment of our financing arrangements.
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest expense on our outstanding borrowings and finance leases.
Other Income (Expense), Net
Other income (expense), net consisted of the change in fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period.
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
Results of Operations
The following sets forth our consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net revenue	$113,080	$117,751
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	72,613	79,490
Marketing	14,727	27,914
Product, technology, general and administrative	35,724	43,954
Depreciation and amortization	4,222	5,533
Total operating expenses	127,286	156,891
Income (loss) from operations	(14,206)	(39,140)
Gain (loss) on extinguishment of debt	(1,850)	—
Interest income (expense), net	(973)	(1,169)
Other income (expense), net	—	1,646
Income (loss) before income taxes	(17,029)	(38,663)
Benefit (provision) for income taxes	(7)	(11)
Net income (loss)	$(17,036)	$(38,674)
The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net revenue	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	64.2%	67.5%
Marketing	13.0%	23.7%
Product, technology, general and administrative	31.6%	37.3%
Depreciation and amortization	3.7%	4.7%
Total operating expenses	112.6%	133.2%
Income (loss) from operations	(12.6)%	(33.2)%
Gain (loss) on extinguishment of debt	(1.6)%	—%
Interest income (expense), net	(0.9)%	(1.0)%
Other income (expense), net	—%	1.4%
Income (loss) before income taxes	(15.1)%	(32.8)%
Benefit (provision) for income taxes	—%	—%
Net income (loss)	(15.1)%	(32.8)%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net Revenue

	Three Months Ended March 31,		% Change
	2023	2022
	(In thousands)
Net revenue	$113,080	$117,751	(4)%
Net revenue decreased by $4.7 million, or 4%, to $113.1 million for the three months ended March 31, 2023 from $117.8 million for the three months ended March 31, 2022. The decrease in net revenue was primarily due to decreases in Customers and Orders, driven by a deliberate reduction in marketing, partially offset by an increase in Average Order Value due to pricing increases and advances in product innovation and variety.
Operating Expenses
Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended March 31,		% Change
	2023	2022
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$72,613	$79,490	(9)%
% of net revenue	64.2%	67.5%
Cost of goods sold, excluding depreciation and amortization, decreased by $6.9 million, or 9%, to $72.6 million for the three months ended March 31, 2023 from $79.5 million for the three months ended March 31, 2022. The decrease was primarily due to the decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 64.2% for the three months ended March 31, 2023 from 67.5% for the three months ended March 31, 2022. The decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:
•a decrease of 170 basis points in labor costs, due to increased productivity in the fulfillment centers and less reliance on higher priced temporary labor;
•a decrease of 130 basis points in food and product packaging costs, due to less yield losses; and
•a decrease of 30 basis points in shipping and fulfillment packaging due to less express shipping and better truck utilization, resulting in shipping cost efficiencies.
In addition to the operational efficiencies described above, pricing increases driving improved Average Order Value also contributed to the decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue.
Marketing

	Three Months Ended March 31,		% Change
	2023	2022
	(In thousands)
Marketing	$14,727	$27,914	(47)%
% of net revenue	13.0%	23.7%
Marketing expenses decreased by $13.2 million, or 47%, to $14.7 million for the three months ended March 31, 2023 from $27.9 million for the three months ended March 31, 2022. The decrease was seen across online paid channels, offline paid channels, and our customer referral program. As a percentage of net revenue, marketing expenses decreased to 13.0% for the three months ended March 31, 2023 from 23.7% for the three months ended March 31, 2022. This decrease as a percentage of net revenue included decreases of 780 basis points in online paid channels, 240 basis points in offline paid channels, and 50 basis points in our customer referral program. The decrease in marketing expenses was primarily driven by our expense management and marketing efficiency initiatives.
Product, Technology, General and Administrative

	Three Months Ended March 31,		% Change
	2023	2022
	(In thousands)
Product, technology, general and administrative	$35,724	$43,954	(19)%
% of net revenue	31.6%	37.3%
Product, technology, general and administrative expenses decreased by $8.3 million, or 19%, to $35.7 million for the three months ended March 31, 2023 from $44.0 million for the three months ended March 31, 2022. This decrease was primarily driven by our expense management initiatives, including:
•a decrease of $3.9 million in facilities costs for our corporate offices and fulfillment centers, primarily driven by the $3.0 million retirement of carbon offsets during the three months ended March 31, 2022, compared to the $0.2 million of carbon offsets retired during the three months ended March 31, 2023;
•a decrease of $2.6 million in personnel costs, primarily driven by a decrease in salaries, bonus expense and share-based compensation expense following the corporate headcount reduction in December 2022; and
•a decrease of $1.8 million in corporate overhead and administrative costs, driven by a decrease in external consulting spend.
As a percentage of net revenue, product, technology, general and administrative expenses decreased 570 basis points to 31.6% for the three months ended March 31, 2023 from 37.3% for the three months ended March 31, 2022, primarily due to our expense management initiatives.
Depreciation and Amortization

	Three Months Ended March 31,		% Change
	2023	2022
	(In thousands)
Depreciation and amortization	$4,222	$5,533	(24)%
% of net revenue	3.7%	4.7%
Depreciation and amortization decreased by $1.3 million, or 24%, to $4.2 million for the three months ended March 31, 2023 from $5.5 million for the three months ended March 31, 2022. This decrease was primarily due to changes in composition of the estimated useful lives of the property and equipment, net, being depreciated. As a percentage of net revenue, depreciation and amortization decreased to 3.7% for the three months ended March 31, 2023 from 4.7% for the three months ended March 31, 2022.
Income (Loss) from Operations

	Three Months Ended March 31,		% Change
	2023	2022
	(In thousands)
Income (loss) from operations	$(14,206)	$(39,140)	(64)%
% of net revenue	(12.6)%	(33.2)%
Income (loss) from operations for the three months ended March 31, 2023 and 2022 was $(14.2) million and $(39.1) million, respectively. This change was primarily driven by a decrease in operating expenses of $(29.6) million, partially offset by a decrease in net revenue of $4.7 million. As a percentage of net revenue, income (loss) from operations was (12.6)% and (33.2)% for the three months ended March 31, 2023 and 2022, respectively. This change was primarily driven by decreases as a percentage of net revenue in marketing expenses, product, technology, general and administrative expenses, cost of goods sold, excluding depreciation and amortization, and depreciation and amortization, for the reasons set forth above.
Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt for the three months ended March 31, 2023 and 2022 was $(1.9) million and $0.0 million, respectively. This change was due to the extinguishment loss recorded upon the amendment of the notes purchase agreement in March 2023.
Interest Income (Expense), Net
Interest income (expense), net for the three months ended March 31, 2023 and 2022 was $(1.0) million and $(1.2) million, respectively. This change was primarily due to decreased interest expense incurred on outstanding borrowings.
Other Income (Expense), net
Other income (expense), net for the three months ended March 31, 2023 and 2022 was $0.0 million and $1.6 million, respectively. This change consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement during the three months ended March 31, 2022.
Benefit (Provision) for Income Taxes
The provision for income taxes recorded in the three months ended March 31, 2023 and 2022 reflects state income taxes in a jurisdiction for which net operating losses were not available to offset our tax obligation.
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
We use adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. We believe adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the items that we exclude. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.
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

•adjusted EBITDA excludes gains and losses on extinguishments of debt, as these primarily represent non-cash accounting adjustments;
•adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
•adjusted EBITDA does not reflect other (income) expense, net as this represented changes in the fair value of the Blue Torch warrant obligation as of each reporting period, which were required to be settled either in cash, which would have harmed our liquidity, or our Class A common shares, which would have resulted in dilution to our stockholders;
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
Our free cash flow is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of free cash flow rather than net cash from (used in) operating activities, which is the most directly comparable GAAP equivalent. Some of these limitations are:
•free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations, such as debt repayments or finance lease obligations, that are not deducted from the measure; and
•other companies, including companies in our industry, may calculate free cash flow differently, which reduces its usefulness as a comparative measure.
Because of these limitations, we consider, and you should consider, adjusted EBITDA and free cash flow together with other financial information presented in accordance with GAAP.
The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(17,036)	$(38,674)
Share-based compensation	1,293	2,173
Depreciation and amortization	4,222	5,533
Loss (gain) on extinguishment of debt	1,850	—
Interest (income) expense, net	973	1,169
Other (income) expense, net	—	(1,646)
Provision (benefit) for income taxes	7	11
Adjusted EBITDA	$(8,691)	$(31,434)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(9,519)	$(28,825)
Purchases of property and equipment	(1,278)	(1,321)
Free cash flow	$(10,797)	$(30,146)
Liquidity and Capital Resources
The following table shows our cash and cash equivalents, accounts receivable, net, restricted cash, and working capital as of the dates indicated:

	March 31, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$31,553	$33,476
Accounts receivable, net	$158	$556
Restricted cash included in Prepaid expenses and other assets	$111	$111
Restricted cash included in Other noncurrent assets	$1,069	$1,069
Working capital (1)	$(33,612)	$(33,283)
(1)We define working capital as the difference between our current assets (excluding cash and cash equivalents) and current liabilities (excluding the current portion of long-term debt).
Sources of Liquidity

As of March 31, 2023, our principal source of liquidity was cash and cash equivalents of $31.6 million. Our cash requirements are principally for working capital and capital expenditures to support our business, including investments at our fulfillment centers, investment in marketing to support the execution on our strategic priorities, and investments in sustainability efforts. On February 10, 2023, we launched an "at-the-market" equity offering for sale from time to time of up to $70.0 million of Class A common stock (the "February 2023 ATM"), under which we had $69.5 million remaining to be issued as of March 31, 2023.
As of the date of this Quarterly Report on Form 10-Q, the remaining $55.5 million owed under the RJB Purchase Agreement (as defined in Note 12) and the remaining $12.7 million owed under the Sponsorship Gift Cards Agreement (as defined in Note 14), both due from affiliates of Joseph N. Sanberg, an existing stockholder, remain unfunded. While a Sanberg affiliate has granted us a security interest in equity shares of certain privately-held issuers as collateral for the RJB Purchase Agreement (the "Pledged Shares"), which we have the right to foreclose on and take ownership, options to monetize the Pledged Shares are currently being evaluated, although the timing and proceeds from any such monetization are unknown and the proceeds, if and when realized, may not be sufficient to satisfy the entire outstanding amount under the RJB Purchase Agreement.
Because the Pledged Shares are shares of privately held companies, there is no public trading market for them. As a result, the value could be less than the remaining amount owed under the RJB Purchase Agreement, and, if we seek to foreclose upon the Pledged Shares to satisfy the obligation to pay, the proceeds of any private sale, to the extent any such private sale is permissible and effected subject to regulatory and contractual limitations that may apply, may be less than could be obtained from a sale in a public trading market, and may be less than the outstanding amount.
We filed a UCC-1 Financing Statement to perfect our security interests in the Pledged Shares. As with any perfection of a security interest through the filing of a UCC-1 Financing Statement, such perfection may be subject to perfection of other security interests held by other secured parties, if any, in the Pledged Shares, achieved by possession or control of the Pledged Shares and thus may be superior to the security interests granted to us. We have also perfected our security interest in the Pledged Shares through possession of certificated securities.
Known Liquidity Trends

On March 15, 2023, we entered into an amendment to our note purchase agreement which, among other things, accelerates the repayment of our $30.0 million senior secured notes due originally in May 2027 to an effective maturity of June 2023. We have agreed to pay the full outstanding principal balance on the senior secured notes in four equal amortization installments of $7.5 million, with the first installment paid in connection with the signing of the note purchase agreement amendment, and with the final installment due on June 15, 2023, including any accrued and unpaid interest. Under the note purchase agreement amendment, the noteholder also agreed to reduce the minimum liquidity covenant amount, which was previously set at $25.0 million, to $17.5 million following the first amortization payment and to $10.0 million following the first and second amortization payments until the senior secured notes are repaid in full. Furthermore, conditioned upon the timely payment of all the amortization payments, the noteholder agreed to waive all prepayment premiums and the ESG KPI Fee (as defined in Note 10) that would otherwise have been owed by us at maturity in May 2027.
We have a history of significant net losses, including $17.0 million and $38.7 million for the three months ended March 31, 2023 and 2022, respectively, and operating cash flows of $(9.5) million and $(28.8) million for each of the three months ending March 31, 2023 and 2022, respectively. Our current operating plan indicates we will continue to incur net losses and generate negative cash flows from operating activities.
Under the note purchase agreement amendment we have agreed to repay our outstanding indebtedness in full by the end of the second quarter of 2023. If we do not receive the remaining amounts owed to us under the RJB Second Closing and the Sponsorship Gift Cards Agreement (collectively, the "liquidity transactions"), and if we are unable to raise any additional capital, including in connection with the February 2023 ATM or receive any cash proceeds from the disposition of the Pledged Shares, our forecast of future cash flows indicates that such cash flows would not be sufficient to meet our current obligations as early as the middle of June 2023.
Although we have been reviewing a number of potential alternatives regarding our liquidity, including identified and to be identified cost reduction initiatives, monetizing the Pledged Shares, and/or securing alternative sources for additional financing, such alternatives may not be achievable on favorable conditions, or at all, and these conditions and events in the aggregate raise substantial doubt regarding our ability to continue as a going concern. We are actively pursuing one or more financing opportunities and/or other strategic transactions, including significant commercial partnerships. We do not have definitive agreement for any such transactions at this time.
Cash Flows
The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash from (used in) operating activities	$(9,519)	(28,825)
Net cash from (used in) investing activities	(1,221)	(1,266)
Net cash from (used in) financing activities	8,817	3,923
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,923)	(26,168)
Cash, cash equivalents, and restricted cash–beginning of period	34,656	83,597
Cash, cash equivalents, and restricted cash–end of period	$32,733	$57,429
Net Cash from (used in) Operating Activities
Net cash from (used in) operating activities consists of net income (loss) adjusted for primarily non-cash items and changes in operating assets and liabilities.
Net cash from (used in) operating activities for the three months ended March 31, 2023 decreased by $19.3 million versus the three months ended March 31, 2022, primarily driven by a $21.6 million decrease in net income (loss) as well as an increase of $1.1 million due to the impact of non-cash items, partially offset by a decrease from changes in working capital of $3.5 million. The decrease due to changes in working capital were primarily due to decreases of:
•$6.0 million resulting from changes in accounts payable, primarily driven by decreased spending year over year; and

•$6.0 million resulting from changes in deferred revenue, primarily due to our related party’s purchase of $9.0 million of unredeemed gift cards during the three months ended March 2022.
These decreases in working capital were partially offset by increases in working capital due to:
•$8.4 million resulting from changes in prepaid expenses and other current assets and other noncurrent assets and liabilities, primarily driven by the termination of the Sustainability Agreement (as defined in Note 14) during the three months ended March 31, 2023; and
•$0.5 million resulting from changes in related party receivables and related party payables, due to the timing of payments with our related parties.
Net Cash from (used in) Investing Activities
Net cash from (used in) investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.
For the three months ended March 31, 2023, net cash from (used in) investing activities was $(1.2) million and consisted primarily of $(1.3) million for purchases of property and equipment, of which $(1.3) million relates to capitalized software costs, to support business initiatives and ongoing product expansion, partially offset by $0.1 million of proceeds from the sales of fixed assets.
In the future we expect to incur capital expenditures primarily related to the execution of our strategic priorities and to further optimize and drive efficiency in our operations and capitalized software costs. As of March 31, 2023, our projected capital expenditures are expected to amount to approximately $4.0 million to $6.0 million in the aggregate over the next 12 months. The timing and amount of our projected expenditures is dependent upon a number of factors, including our ability to successfully execute on our strategic priorities, and may vary significantly from our estimates.
For the three months ended March 31, 2022, net cash from (used in) investing activities was $(1.3) million and consisted primarily of $(1.3) million for purchases of property and equipment, of which $(0.7) million relates to capitalized software costs, to support business initiatives and ongoing product expansion, partially offset by $0.1 million of proceeds from the sales of fixed assets.
Net Cash from (used in) Financing Activities
Net cash from (used in) financing activities primarily relates to our debt and equity financing transactions.
For the three months ended March 31, 2023, net cash from (used in) financing activities was $8.8 million and consisted primarily of the net proceeds relating to our "at-the-market" equity offerings, partially offset by repayments of debt and payments of debt and equity issuance costs.
For the three months ended March 31, 2022, net cash from (used in) financing activities was $3.9 million and consisted primarily of $4.8 million of proceeds relating to private placements, net of issuance costs, partially offset by repayments of debt and principal payments on finance lease obligations.
Free Cash Flow
We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment.
Our free cash flow was $(10.8) million and $(30.1) million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, free cash flow consisted of $(9.5) million of net cash from (used in) operating activities and $(1.3) million for purchases of property and equipment, of which approximately $(1.3) million relates to capitalized software costs.
For the three months ended March 31, 2022, free cash flow consisted of $(28.8) million of net cash from (used in) operating activities and $(1.3) million for purchases of property and equipment, of which approximately $(0.7) million relates to capitalized software costs.
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
In addition, the notice further notified us that we no longer satisfied the continued listing compliance standard set forth Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 per share over a consecutive 30-day trading period. The notice has no immediate impact on the listing of our Class A common stock which will continue to trade on the NYSE during the applicable cure period. We are closely monitoring the closing share price of our Class A common stock and are considering all available options. We intend to regain compliance with the NYSE listing standards by pursing measures that are in our best interest and the best interests of our stockholders, including seeking to effect a reverse stock split. At our 2023 Annual Meeting of Stockholders to be held on June 7, 2023, we intend to seek approval from our shareholders for a reverse stock split at a ratio of not less than 1-for-5 and not greater than 1-for-20.
There can be no assurance that we regain compliance with either of the above-mentioned NYSE continued listing standards. Any potential delisting of our Class A common stock from the NYSE would likely result in decreased liquidity and increased volatility for our Class A common stock and would adversely affect our ability to raise additional capital or enter into strategic transactions. As of the date of this Quarterly Report on Form 10-Q, we have not yet regained compliance with either of the above-mentioned NYSE continued listing standards.
Contractual Obligations
Other than the borrowings disclosed above in the "Known Liquidity Trends” section and changes which occur in the normal course of business, as of March 31, 2023, there were no other significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
Off-Balance Sheet Arrangements
As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, except for letters of credit entered into in the normal course of business as discussed above.
Related Party Transactions
For information regarding related party transactions, see Note 14, Related Party Transactions, included in Part I, Item 1, Notes to Consolidated Financial Statements, in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Significant Estimates
In preparing our consolidated financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent assets and liabilities that are reported in the Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, the fair value of share-based awards, the fair value of the Blue Torch warrant obligation, recoverability of long-lived assets, and the recognition and measurement of contingencies. Therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates and assumptions. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of our other accounting policies and information about our critical accounting policies.

Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, included in Part I, Item 1, Notes to Consolidated Financial Statements, in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide information under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. As described below, we previously identified a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.
Remediation Efforts to Address Material Weakness
As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K, we previously identified a material weakness in our information technology general controls and IT dependent controls related to revenue and inventory. Our manage access information technology general controls over certain key IT systems were not designed and did not operate effectively. Specifically, user access recertifications were not complete and precise to validate permissions granted to the user/system account continue to be appropriate. As a result of these deficiencies, the related process-level IT dependent manual and automated application controls could not be relied upon. We have identified and implemented, and continue to implement, remediation efforts to improve the effectiveness of our internal controls over financial reporting and are in the process of remediating the material weakness. These remediation efforts are ongoing and include training on internal controls to key stakeholders within the IT process and enhancing user access review procedures to ensure completeness and precision around user access permission validations. The remediation actions that we are taking are subject to ongoing senior management overview, as well as oversight by the Audit Committee of our Board of Directors.
Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weakness that is currently being remediated, our Chief Executive Officer and Interim Chief Financial Officer have concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry

Our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern because funding of the remaining amounts due to us in connection with the liquidity transactions (as defined below) has not yet occurred and we have not yet raised sufficient alternative funds through our at-the-market offerings or otherwise to meet our near-term obligations following the payment of the remaining $15.0 million due under the note purchase agreement amendment in two $7.5 million installments on May 15 and June 15, 2023. If we do not secure sufficient amounts of financing by the middle of June 2023, we will be unable to meet our current obligations and we will be unable to continue as a going concern.

In connection with the second closing contemplated by that certain purchase agreement between us and RJB, an affiliate of Joseph N. Sanberg, one of our existing stockholders, dated as of April 29, 2022, as amended in August 2022 and September 2022 (the “RJB Purchase Agreement”), we agreed to issue and sell to RJB, and RJB agreed to purchase from us 10,000,000 shares of Class A common stock for an aggregate purchase price of $56.5 million (or $5.65 per share) (such amount, the “outstanding obligated amount”) (the “RJB Second Closing”). As of the date of the filing of this Quarterly Report on Form 10-Q, we have received $1.0 million of the outstanding obligated amount and we have not yet received the remaining $55.5 million from RJB, and the RJB Second Closing as contemplated by the RJB Purchase Agreement has not occurred. Additionally, as of the date of this Quarterly Report on Form 10-Q, while we have received $5.8 million of a gift card receivable, we have not received the remaining $12.7 million gift card receivable owed to us from an affiliate of Mr. Sanberg, pursuant to that certain gift card sponsorship agreement dated as of May 5, 2022 (as amended or modified, the “Sponsorship Gift Cards Agreement” and together with the RJB Second Closing, the “liquidity transactions”). Mr. Sanberg has agreed to personally guarantee (i) the payment of the outstanding obligated amount under the RJB Purchase Agreement and (ii) the payment of $12.7 million owed under the Sponsorship Gift Cards Agreement.

On November 6, 2022, we and an affiliate of Mr. Sanberg (the “pledgor”) entered into a Guaranty and Pledge Agreement (the “pledge agreement”), pursuant to which the pledgor (i) agreed to guarantee the payment of RJB’s outstanding obligated amount and (ii) to secure its obligation to pay the outstanding obligated amount, granted us a security interest in pledgor’s interests in certain equity securities (the "pledged shares"), of certain privately-held issuers (the "pledged entities"), including the certificates (if any) representing the pledged shares, and all dividends, distributions cash, instruments and other property or proceeds from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of the pledged shares, or collectively, the pledge collateral. Because the outstanding obligated amount remained unpaid after November 30, 2022, we are permitted to exercise remedies in respect of the pledged shares. In particular, we have the right to foreclose on and take ownership of the pledged shares and we are evaluating our options to monetize the pledged shares, although the timing and proceeds from any such monetization are unknown and the proceeds, if and when realized, may not be sufficient to satisfy the entire outstanding obligated amount. There is no assurance that the outstanding obligated amount will be paid by pledgor, RJB or Mr. Sanberg.

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

Because we have agreed under the note purchase agreement amendment (as defined below) to repay the outstanding principal balance of our senior secured notes in full by the end of the second quarter of 2023, if we do not receive all or a sufficient portion of the remaining $68.2 million due to us in connection with the liquidity transactions, and if we are unable to raise additional capital from other financing sources, including from the February 2023 ATM, the disposition of the pledged collateral, or otherwise, and/or achieve the anticipated benefits of our identified and to be identified cost savings and working capital management, including our corporate workforce reduction announced in December 2022 and any additional cost reduction initiatives, we expect that we will be unable to meet our current obligations and that we will be unable to continue as a going concern, as early as the middle of June 2023.

Our ability to continue as a going concern requires us to have sufficient capital to meet our minimum liquidity covenant, repay our debt obligations, and fund our operations. As discussed below, because we agreed to repay our senior secured notes in full by the end of the second quarter of 2023 (including the payment of the remaining $15.0 million due in two installments on May 15 and June 15, 2023), our operating cash flows alone are not expected to provide us with sufficient capital to continue to make investments and to fund our operations for the twelve months following the date of this report, and as early as the middle of June 2023, based on our current operating plans and programs, we are dependent upon our ability to receive all or a sufficient portion of the remaining $68.2 million due to us in connection with the liquidity transactions, any cash proceeds from the disposition of the pledged collateral, if any, our ability to obtain sufficient additional funding and raise additional capital, including as a result of the February 2023 ATM or otherwise, and our ability to achieve the anticipated savings through the implementation of expense reductions in areas identified and to be identified by us in product, technology, general and administrative costs and marketing expenditures. We are actively pursuing one or more financing opportunities and/or other strategic transactions, including significant commercial partnerships, although there is no assurance that we can close any such transaction on the timeline necessary to allow us to continue to have sufficient capital.

Absent additional debt or equity funding, income from other alternative sources such as strategic commercial partnerships, or expense and operating adjustments, our future cash and cash equivalents, together with cash generated from operations, are not expected to be sufficient to allow us to fund our operations or any future growth, including to attract and retain customers. If such cash generation options are not available and such expense and operating adjustments cannot be made, we will be unable to operate our business, develop new business or execute on our strategic plan, and our operating results would suffer. Additionally, any new debt financing may increase expenses, contain covenants that further restrict the operation of our business, and will need to be repaid regardless of operating results. For example, covenants contained in our senior secured notes include limitations on our ability to pay dividends; create, incur or assume indebtedness or liens; consummate a merger, sale, disposition or similar transaction; engage in transactions with affiliates; and make investments. Additional equity financing, debt financing that is convertible into equity, or debt or equity financing in which we issue equity or derivative securities, including any shares of Class A common stock issuable in connection with the liquidity transactions, other financing transactions, business combinations or strategic transactions would result in dilution to our existing stockholders.

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

As of March 31, 2023, we had $22.5 million in outstanding borrowings under our senior secured notes pursuant to the note purchase agreement. Our debt could have important consequences for our business, including: making it more difficult for us to satisfy our obligations under the senior secured notes or to our trade or other creditors; increasing our vulnerability to adverse economic or industry conditions; limiting our ability to obtain additional financing to fund our existing operations or any future expansion of our business, including our strategic plan to achieve and maintain net revenue growth, particularly when the availability of financing in the capital markets may be limited; requiring us to dedicate a substantial portion of our cash flow from operations for payments on our indebtedness or to meeting our minimum liquidity covenant and thus reducing the availability of our cash flow to fund working capital, capital expenditures, business development, acquisitions and general corporate or other requirements; increasing our vulnerability to and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; increasing our vulnerability to general adverse conditions; restricting us from making acquisitions or cause us to make non-strategic divestitures; placing us at a competitive disadvantage to less-leveraged competitors; and limiting our ability to obtain additional debt and equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes.

In addition, on March 15, 2023, we entered into a waiver, consent, and amendment to the note purchase agreement (the “note purchase agreement amendment”), pursuant to which we agreed to pay the full outstanding principal balance on the senior secured notes in four amortization installments, including all accrued and unpaid interest, as follows: $7.5 million paid in connection with the signing of the note purchase agreement amendment; $7.5 million paid on April 15, 2023; $7.5 million to be paid on May 15, 2023; and $7.5 million to be paid on June 15, 2023. Under the note purchase agreement amendment, the noteholder also agreed to reduce the minimum liquidity covenant amount on a dollar-for-dollar basis equal to the amount of the amortization payments (subject to a $10.0 million floor until the debt is repaid in full). Furthermore, in connection with the note purchase agreement amendment, the noteholder consented to the surrender of ownership to us, by the pledgor, of certain pledged shares, in satisfaction of certain obligations of the pledgor under the pledge agreement, should such a surrender of collateral be agreed by us and the pledgor. The note purchase agreement amendment also clarified that such pledged shares, when surrendered, would become collateral for our obligations under the note purchase agreement.

Our ability to make the remaining scheduled payments on the accelerated terms or to comply with the minimum liquidity covenant agreed to under the note purchase agreement amendment, or to refinance our debt obligations, including the senior secured notes, depends on our financial condition and operating performance and the condition of the debt and capital markets, which are subject to prevailing economic, industry and competitive conditions, as well as certain financial, business, legislative, political, regulatory and other factors beyond our control. Although we are actively pursuing a number of potential alternatives regarding our liquidity, our current forecast of future cash flows indicates that such cash flows would not be sufficient for us to meet our current obligations as early as the middle of June 2023. We expect to use cash flow from operations to meet our current and future financial obligations, including funding our operations, debt service requirements and capital expenditures. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness or to fund other liquidity needs. In addition, the note purchase agreement governing the senior secured notes contains covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness.

We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception. In the three months ended March 31, 2023 and 2022, we incurred net losses of $17.0 million and $38.7 million, respectively. In December 2022, we identified multiple initiatives to both reduce expense and streamline decision-making and organization structure, including a plan for meaningful reduction on marketing and consulting expenses, including a reduction of approximately 10% of our total corporate workforce, inclusive of both then current and vacant roles, of up to an aggregate of approximately $50.0 million. We may also increase marketing expenses in the future in the event we are able to receive all or a sufficient portion of the remaining $68.2 million due to us in connection with the liquidity transactions, raise sufficient additional capital, including from the February 2023 ATM, the disposition of the pledged collateral, if any, or other financing sources. Our decision to decrease marketing spending starting in December 2022 and in 2023 may negatively impact our ability to continue to attract new and retain existing customers, enhance our technology and infrastructure, our ability to invest to optimize and drive efficiency in our distribution and fulfillment capabilities, and expand our product offerings and we may not succeed in achieving margins sufficient to offset our expenses which may require us to further reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. If we are able to receive all or a sufficient portion of the remaining $68.2 million due to us in connection with the liquidity transactions, raise sufficient capital from alternative sources, including from the February 2023 ATM, the disposition of the pledged collateral, if any, or other financing sources, we anticipate that we may again incur substantial operating expenses in the future, including later in

2023, to continue to attract new and retain existing customers, enhance our technology and infrastructure invest to optimize and drive efficiency in our distribution and fulfillment capabilities, and expand our product offerings. If we are able to increase marketing expenditures in the future, our efforts may prove more expensive than we anticipate, and we may not succeed in increasing our customer count, net revenue and margins sufficiently to offset these expenses or at all, which may require us to further reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. We also incur significant expenses in operating our fulfillment centers, including personnel costs, obtaining and storing ingredients and other products, and developing our technology and we have seen, and may continue to see, as a result of inflation or other factors, higher ingredient, shipping and labor costs, which have, and could continue to have, a negative impact on margins. In addition, many of our expenses, including the costs associated with our fulfillment centers, are fixed. Accordingly, we may not be able to achieve or maintain profitability, maintain efficient variable margins, and we may incur significant losses for the foreseeable future.

We may be unable to successfully execute our strategy. If we fail to cost-effectively acquire new customers or retain our existing customers or if we fail to derive profitable net revenue from our customers, our business would be materially adversely affected.

Our strategy, and our ability to operate profitably depends largely on our ability to cost-effectively acquire new customers, retain existing customers, and to keep customers engaged so that they continue to purchase products from us, including our higher value offerings. If we are unable to cost-effectively acquire new customers, retain our existing customers, or keep customers engaged, our business, financial condition and operating results would be materially adversely affected. For example, the number of our customers declined to approximately 326,000 in the three months ended March 31, 2023 from approximately 367,000 in the three months ended March 31, 2022, and our net revenue declined to $113.1 million from $117.8 million in that same period. While we experienced an increase in demand starting in 2020 due, in part, to the impact the COVID-19 pandemic has had on consumer behaviors, we saw a decrease in demand in 2022 and 2021 compared to 2020 as more normal consumer behaviors patterns started to return. In addition, if, like we did at times during the COVID-19 pandemic, we face significant disruptions in our supply chain, are unable to continue to operate one or more of our fulfillment centers or are unable to timely deliver orders to our customers, as a result of future surges of COVID-19 or otherwise, we may not be able to retain our customers or attract new customers. Further, to meet increased demand and eliminate complexity in our operations during 2020, we cut back on or delayed certain product offerings and we delayed the launch of other new product offerings that are part of our strategy, and if we need to cut back or delay certain product offerings in the future as a result of, supply chain issues, the pandemic or otherwise, there could be an adverse effect on our ability to retain or attract customers.

We have historically spent significant amounts on advertising and other marketing activities, such as digital and social media, television, radio and podcasts, direct mail, and email, to acquire new customers, retain and engage existing customers, and promote our brand. While we have reduced our marketing expenditures from historic levels, in late 2019, during parts of 2020 and 2021, we increased marketing expenditures to more normal levels. For example, in the fourth quarter of 2021, using a portion of the proceeds from the November 2021 capital raise we significantly increased our marketing expenses. Furthermore, in December 2022, in connection with cost-savings actions, we announced that we were significantly reducing marketing expenses for 2023, and our ability to increase marketing expenses in the future is dependent upon our ability to receive all or a sufficient portion of the remaining $68.2 million due to us in connection with the liquidity transactions, our ability to raise additional capital, including from the February 2023 ATM, the disposition of the pledged collateral, if any, or other financing sources. For the three months ended March 31, 2023 and 2022, our marketing expenses were $14.7 million and $27.9 million, respectively, representing approximately 13.0% and 23.7% of net revenue, respectively. If we are unable to deliver results from our new marketing strategy, or otherwise effectively manage expenses and cash flows, we may further reduce spending, to the extent needed in order to comply with the liquidity covenant or accelerated premium payment obligations we agreed to in March 2023 under our senior secured notes or to preserve cash, which may materially adversely impact net revenue and our ability to execute our strategy. For example, in late 2018, we significantly reduced marketing expenditures as part of our efforts to deliberately prioritize operational stability which led to a sustained decrease in the number of customers and revenues in the years thereafter prior to the impact of the COVID-19 pandemic. We expect a reduction in customers and revenues in 2023 as a result of our new marketing strategy, and we cannot assure you that we will not see a significant decrease in customers and revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, if we are able to receive all or a sufficient portion of the remaining $68.2 million due to us in connection with the liquidity transactions, secure additional financing or raise additional capital, including from the February 2023 ATM, the disposition of the pledged collateral, if any, or other financing sources, we may fail to identify or execute cost efficient marketing opportunities as we adjust our investments in marketing, including our ability to successfully make new marketing technology investments, or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. In addition, the increased demand we saw as a result of the impact the COVID-19 pandemic had on consumer behaviors resulted in us, at times, temporarily reducing marketing spend for portions of 2020 in order to manage capacity. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third-party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results, as well as present a risk that we fail to comply with certain covenants under our senior secured notes, which could lead to an event of default under our senior secured notes.

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

Our net revenue increased from $460.6 million in 2020 to $470.4 million in 2021 and decreased to $458.5 million in 2022. The number of our full-time employees declined from 1,934 at December 31, 2020 to 1,795 at December 31, 2021 and to 1,541 at December 31, 2022. As of March 31, 2023, we had 1,503 full-time employees. Our ability to grow net revenue in the future is dependent upon our ability to receive all or a sufficient portion of the remaining $68.2 million due to us in connection with the liquidity transactions, our ability to secure additional funding and raise additional capital, including from the February 2023 ATM, the disposition of the pledged collateral, if any, or other financing sources. As such, we expect that our current marketing reduction plans and any future reductions in marketing investments will impact our net revenue. If our net revenues continue to decline faster than we anticipate or if we do not effectively manage our costs, or if we fail to recognize the benefits of past or any future price increases, or if we fail to accurately forecast net revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings may place additional demands on our operations teams and require significant additional financial, operational, human capital, technological and other resources to meet our needs, which may not be available in a cost-effective manner or at all. We are also required to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into our fulfillment operations. If we do not effectively manage costs, including as a result of inflation or our ability to realize the benefits of the non-marketing cost reductions we identified in December 2022, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, maintain high quality product offerings, or maintain compliance with our accelerated payment obligations and certain covenants in our senior secured notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

In addition, the note purchase agreement, as amended by the note purchase agreement amendment, contains (i) a liquidity maintenance covenant, which requires our liquidity (as defined in the notes purchase agreement) as of the date of the filing of this Quarterly Report on Form 10-Q to be no less than $10.0 million, and (ii) an asset coverage ratio covenant, which requires our liquidity to be no less than 1.25:1.00 on each quarterly test date.

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

If we do not successfully maintain, operate and optimize our fulfillment centers, or if we vacate these facilities, or repurpose or sublease parts of these facilities as part of our operating efficiency initiatives or otherwise, we may experience insufficient or excess fulfillment capacity, increased costs, impairment charges or other harm to our business. For example, following the closure of the Arlington, Texas fulfillment center in the first half of 2020, we temporarily reopened it in January 2021 to leverage existing assets to meet forecasted demand while we continued to identify and implement other operating efficiencies in our other fulfillment centers; we then closed the Arlington fulfillment center in April 2021, consolidating production volume at our other fulfillment centers. We have encountered in the past, and may encounter in the future, both as a result of the COVID-19 pandemic and otherwise, higher levels of worker absenteeism and difficulty in hiring a sufficient number of employees to adequately staff our fulfillment centers, causing us to use higher levels of temporary workers through third parties, generally at greater cost and providing lower levels of performance, and to cancel or delay customer orders and close some weekly offering cycles early to manage demand. If we do not have sufficient fulfillment capacity or experience problems or delays in fulfilling orders, our customers may experience delays in receiving their meal deliveries, receive deficient orders and/or have their orders canceled, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results. In addition, any disruption in, or the loss of operations at, one or more of our fulfillment centers, even on a short-term basis, whether as a result of COVID-19 or otherwise, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results.

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

Our future success is also dependent upon our ability to attract, retain and effectively deploy qualified employees, including management, possessing a broad range of skills and expertise. We may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future, and, to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees. Additionally, from time to time we have not been, and we may not in the future be, able to hire sufficient workforce quickly enough or to retain sufficient workforce, or if we do not receive all or a sufficient portion of the remaining $68.2 million due to us in connection with the liquidity transactions or raise additional capital, including through the February 2023 ATM, the disposition of the pledged collateral, if any, or other financing sources, we may not have adequate resources to meet our hiring needs, and we must effectively deploy our workforce in order to efficiently allocate our internal resources. For example, in December 2022, in order to better align internal resources with strategic priorities, we announced a reduction in corporate personnel which resulted in a reduction of approximately 10% of our total corporate workforce, inclusive of both then current and vacant roles and we may experience a negative impact of the workforce reduction on executing our strategy. If we fail to hire or retain qualified employees, or effectively deploy our existing personnel, our efficiency and ability to meet our forecasts, our ability to successfully execute on our strategic plan and our employee morale, productivity and retention could all suffer. Any of these factors could materially adversely affect our business, financial condition and operating results.

Our past net revenue growth masked seasonal fluctuations in our operating results. If our net revenue declines or if it begins to increase at a more moderate rate, or as seasonal patterns become more pronounced, seasonality could have a material impact on our results.

Our business is seasonal in nature, which impacts the levels at which customers engage with our products and brand, and, as a result, the trends of our revenue and our expenses fluctuate from quarter to quarter. For example, prior to the effect of the economic and social impact of the COVID-19 pandemic, we historically anticipated that the first quarter of each year would generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we historically anticipated lower customer engagement. In addition, our marketing strategies and expenditures, which may be informed by these seasonal trends, will impact our quarterly results of operations. These seasonal trends may cause our net revenue and our cash requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. We believe that these seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the impact that macroeconomic trends such as inflation may have on seasonality. Our past net revenue growth, due in part to the impact of the COVID-19 pandemic on consumer behaviors, masked seasonality, but if our net revenue continues to decline or if it increases at a moderate rate, or if seasonal spending by our customers becomes more pronounced, seasonality could have a more significant impact on our operating results from period to period. In addition, in the first and second quarters of 2022, we entered into sponsorship agreements with a related party under which we agreed to issue $27.5 million of gift cards (net of promotional discounts), which may result in higher levels of card breakage revenue which may inflate net revenue or mask seasonality in future periods. As of the date of this Quarterly Report on Form 10-Q, we have not yet received the remaining $12.7 million relating to the Sponsorship Gift Cards Agreement. See Note 14 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses and significant deficiencies and, as of December 31, 2022, our management identified a material weakness in internal controls related to ineffective information technology general controls. The material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously identified financial results. Management has developed and is implementing a remediation plan to address the material weakness. However, we cannot assure you that the testing of the operational effectiveness of the new control will be complete within a specific timeframe.

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

We are closely monitoring the closing share price of our Class A common stock and are considering all available options. We intend to regain compliance with the NYSE listing standards by pursing measures that are in our best interest and the best interests of our shareholders, which could include seeking to effect a reverse stock split as described in more detail in the succeeding risk factor. Although we anticipate that we will regain compliance with Section 802.01C of the NYSE Listed Company Manual within the cure period, the price of our Class A common stock is influenced by many factors, many of which are beyond our control. There is no assurance that our efforts will be successful, nor is there any assurance that we will remain in compliance with Section 802.01C of the NYSE Listed Company Manual or other NYSE continued listing standards in the future.

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

We are seeking stockholder approval to effect a reverse stock split of our Class A common stock at a ratio of not less than 1-for-5 and not greater than 1-for-20, which if implemented may have adverse effects on our Class A common stock.

We have submitted a proposal to our stockholders to consider at our 2023 Annual Meeting of Stockholders scheduled for June 7, 2023 to approve an amendment to our restated certificate of incorporation to effect a reverse stock split of our issued and outstanding Class A common stock using a ratio of not less than 1-for-5 and not greater than 1-for-20, with the split ratio and the implementation and timing of the reverse stock split to be determined in the discretion of our board of directors.

Our board of directors is seeking authority to effect the reverse stock split with the primary intent of increasing the per-share price of our Class A common stock to meet the price criteria for continued listing of our Class A common stock on the NYSE.

Although we expect that the reverse stock split will result in an increase in the market price of our Class A common stock, we cannot assure you that the reverse stock split, if effected, will increase the market price of our Class A common stock in proportion to the reduction in the number of shares of our Class A common stock outstanding or result in a permanent increase in the market price. The effect that the reverse stock split may have upon the market price of our Class A common stock cannot be predicted with any certainty, and the history of similar reverse stock splits for companies in similar circumstances to ours is varied. The market price of our Class A common stock is dependent on many factors, including our business and financial performance, general market conditions, prospects for future growth and other factors detailed from time to time in the reports we file, or have filed, with the SEC, including this Quarterly Report on Form 10-Q. Accordingly, the total market capitalization of our Class A common stock after the proposed reverse stock split may be lower than the total market capitalization before the proposed reverse stock split and, in the future, the market price of our Class A common stock following the reverse stock split may not exceed or remain higher than the market price prior to the proposed reverse stock split.

The market price of our Class A common stock has been and may in the future be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, and which could result in substantial losses for investors purchasing our shares.

The stock market in general and the market for our Class A common stock in particular has, from time to time, and may again, experience extreme volatility that has often been unrelated to the operating performance of particular companies. For example, since our initial public offering in June 2017, the market price of our Class A common stock has ranged from a high of $165.00 (adjusted for the reverse stock split that occurred in June 2019) to a low of $0.50 on April 25, 2023. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market price and trading volume of comparable companies;
•a reverse stock split of our outstanding shares of Class A common stock;
•actual or anticipated changes in our earnings or liquidity needs or fluctuations in our operating results or in the expectations of securities analysts;
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

Upon exercise of warrants held by affiliates of Joseph N. Sanberg or at the closing of the transactions contemplated by the RJB Purchase Agreement. Mr. Sanberg and certain of his affiliates and other related parties would beneficially own a significant portion of our outstanding Class A common stock, and therefore would have significant influence over the outcome of matters subject to stockholder approval, including a change of control, which could make our Class A common stock less attractive to some investors or otherwise harm our stock price, or such parties could sell their shares into the market, which could negatively impact the trading price of our Class A common stock.

Mr. Sanberg and his affiliates publicly report beneficially owning an aggregate of 27,562,492 shares of our outstanding Class A common stock. However, of those shares, as reported on a Schedule 13D filed on November 15, 2021 by RJB Partners and Mr. Sanberg, RJB Partners reported ownership of 6,362,783 shares of our Class A common stock, and further that “the purchase price” for such shares “was funded with a portion of the proceeds of a loan from O’Connor and Associates, a subsidiary of UBS Group AG (“UBS O’Connor”), which is secured by, among other things, a customary pledge of all of the shares of Class A Common Stock held by RJB Partners and Mr. Sanberg.” As reported on a Schedule 13G filed with the SEC on February 13, 2023, UBS O’Connor reported that it has sole voting and dispositive power with respect to 6,265,813 shares of our outstanding Class A common stock.

As of April 30, 2023, the 27,562,492 shares of our Class A common stock reported beneficially owned by Mr. Sanberg and his affiliates include 9,271,621 shares issuable upon exercise of warrants held by Mr. Sanberg’s affiliates, as well as 9,823,009 additional shares of Class A common stock that we have agreed to issue to RJB at the RJB Second Closing as contemplated by the RJB Purchase Agreement. The shares underlying the warrants are only entitled to voting rights upon exercise of such warrants. If RJB Second Closing occurs, upon the issuance of the additional shares, Mr. Sanberg and his affiliates would beneficially own, assuming the exercise of all warrants held by them, approximately 30.0% of our outstanding capital stock, or, excluding the 6,265,813 shares of Class A Common Stock that UBS O'Connor reports beneficially owning, 23.2% of our outstanding capital stock. For additional information regarding the beneficial ownership of Mr. Sanberg, his affiliates and UBS O'Connor, see “Substantial sales of shares of our Class A common stock could cause the market price of our Class A common stock to decline and/or result in dilution to our stockholders.”

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

As a result, upon exercise of warrants held by Mr. Sanberg's affiliates, or the issuance of additional shares of Class A common stock at the RJB Second Closing as contemplated by the RJB Purchase Agreement, Mr. Sanberg and his affiliates could have significant influence over matters submitted to our stockholders for approval, including the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power, if realized, might delay, defer or prevent a change in control or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire, which, in each case, could adversely affect the market price of our Class A common stock.

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

As of April 30, 2023, an aggregate of 2,990,233 shares of our common stock remained available for future grants under our equity incentive plans. The issuance of such shares would dilute the ownership of existing stockholders. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of April 30, 2023, the holders of an aggregate of approximately 1.9 million registrable securities have rights, subject to certain conditions, to include their securities in registration statements that we may file for ourselves or other stockholders, inclusive of the 176,991 shares of Class A common stock issued to Remember Bruce, LLC under the RJB Purchase Agreement. If the Second RJB Closing occurs, holders of an additional 9,823,009 shares of Class A common stock would have rights, subject to certain conditions, to include their securities in registration statements that we may file for ourselves or other stockholders. If we were to register these securities for resale, they could be freely sold in the public market. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

On November 4, 2021, in connection with the 2021 Purchase Agreement and concurrently with the closing of the rights offering, we issued to RJB an aggregate of (i) 6,265,813 shares of Class A common stock, (ii) warrants to purchase 5,012,354.58219726 shares of Class A common stock at an exercise price of $15.00 per share, (iii) warrants to purchase 2,506,177.291098630 shares of Class A common stock at an exercise price of $18.00 per share, and (iv) warrants to purchase 1,253,088.645549316 shares of Class A common stock at an exercise price of $20.00 per share, for an aggregate purchase price of $62.7 million in two private placements. According to a Schedule 13D filed on November15, 2021 by RJB and Mr. Sanberg, RJB reported that “the purchase price” for the 6,265,813 shares of Class A common stock “was funded with a portion of the proceeds of a loan from” UBS O’Connor, “which is secured by, among other things, a customary pledge of all of the shares of Class A Common Stock held by RJB Partners and Mr. Sanberg.” On November 4, 2021, we entered into a registration rights agreement with RJB and Mr. M. Salzberg, pursuant to which RJB, Mr. M. Salzberg and their respective permitted transferees, including pledgees, have the right to request that we file a shelf registration statement with respect to all or a portion of the shares that they hold, which include (x) shares of Class A common stock held prior to the execution of the 2021 Purchase Agreement, and (y) shares of Class A common stock and shares underlying the warrants purchased in connection with the 2021 Purchase Agreement. On December 10, 2021, we filed a registration statement for the resale of such shares and warrants with the SEC, which permits Mr. Sanberg, RJB, Mr. M. Salzberg and their respective permitted transferees, to sell such shares and/or warrants at any time and from time to time.. As reported on a Schedule 13G filed with the SEC on February 13, 2023 by UBS O’Connor, UBS O’Connor reported that it has sole voting and dispositive power with respect to the 6,265,813 shares of Class A common stock.

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

On April 29, 2022, in connection with a private placement with RJB, pursuant to the RJB Purchase Agreement, we issued to (i) Long Live Bruce, LLC (“LLB”), which was assigned RJB’s rights to purchase the foregoing shares, an aggregate of 1,666,667 shares of Class A common stock for an aggregate purchase price of $20.0 million, which was financed, according to Mr. Sanberg’s Schedule 13D filed on May 2, 2022 through a loan secured by a pledge of such shares of Class A common stock. On April 29, 2022, in connection with a separate private placement with Linda Findley, a director and our President and Chief Executive Officer, pursuant to a purchase agreement (the “Findley Purchase Agreement”), we issued to Ms. Findley an aggregate of 41,666 shares of Class A common stock. On April 29, 2022, (i) we and RJB entered into an amendment and restatement of the registration rights agreement entered into with RJB in connection with the February 2022 private placement, pursuant to which, among other things, RJB and its permitted transferees, including pledgees, have the right to request that we file a shelf registration statement with respect to all or a portion of the shares Class A common stock purchased in connection with the RJB Purchase Agreement and the shares of Class A common stock and shares underlying the warrants purchased in connection with the February Purchase Agreement, and (ii) a registration rights agreement with Ms. Findley, pursuant to which, among other things, Ms. Findley and her permitted transferees, including pledgees, have the right to request that we file a shelf registration statement with respect to all or a portion of the shares of Class A common stock purchased in connection with the Findley Purchase Agreement. On August 7, 2022 we and RJB entered into an amendment to the amended and restated registration rights agreement to establish certain registration rights in respect of the 176,991 shares of Class A common stock issued to Remember Bruce, LLC under the RJB Purchase Agreement in December 2022 and 9,823,009 additional shares of common stock that we have agreed to issue to RJB at the closing of the transactions contemplated by the RJB Purchase Agreement, which are consistent with those registration rights in respect of the 1,666,667 shares of Class A common stock purchased by RJB on April 29, 2022.

The stockholders above, or their permitted transferees, including pledgees, including UBS O'Connor which reports that it has sole voting and dispositive power with respect to 6,265,813 shares of Class A common stock, could decide to sell their shares of Class A common stock into the market at any time, including on a rapid basis, and in one or more block trades or series of transactions, which could negatively impact the trading price of our Class A common stock.

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

On October 3, 2022, we entered into an equity distribution agreement with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which we could issue and sell shares of our Class A common stock having an aggregate offering price of up to $14,999,425 from time to time through the Sales Agent, pursuant to an “at-the-market” offering (the “October 2022 ATM”). The 4,622,772 shares of our Class A common stock issued and sold pursuant to the October 2022 ATM were issued and sold under our 2020 Shelf. In addition, on November 10, 2022, we entered into an equity distribution agreement with the Sales Agent, pursuant to which we could issue and sell shares of our Class A common stock having an aggregate offering price of up to $30.0 million from time to time through the Sales Agent, pursuant to an “at-the-market” offering (the “November 2022 ATM”). The 28,998,010 shares of our Class A common stock issued and sold pursuant to the November 2022 ATM were issued and sold under the 2022 Shelf. Furthermore, on February 10, 2023, we entered into an equity distribution agreement with the Sales Agent, pursuant to which we may issue and sell shares of our Class A common stock having an aggregate offering price of up to $70.0 million from time to time through the Sales

Agent, pursuant to an “at-the-market” offering (the “February 2023 ATM”). The shares of Class A common stock issued and sold pursuant to the February 2023 ATM have been, and will be, issued and sold under our 2022 Shelf. As of April 30, 2023, we have issued and sold 3,627,260 shares of Class A common stock pursuant to the February 2023 ATM.

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

Our restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our Class A common stock. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

•establishing a classified board of directors with staggered three-year terms so that not all members of our board are elected at one time, such that following the 2023 annual meeting of stockholders, all directors will be up for election at the 2024 annual meeting of stockholders and, commencing with the 2024 annual meeting of stockholders, we will have a single class of directors subject to annual election for one-year terms;
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

Additionally, under certain circumstances, a reverse stock split of our Class A common stock could have an anti-takeover effect. For example, it may be possible for the board of directors to delay or impede a takeover or transfer of control of our company by causing the additional shares of our Class A common stock that may be available for issuance as a result of a reverse stock split to be issued to holders who might side with the board of directors in opposing a takeover bid that the board of directors determines is not in the best interests of our company or our stockholders. A reverse stock split, therefore, may have the effect of discouraging unsolicited takeover attempts. By potentially discouraging initiation of any such unsolicited takeover attempts, a reverse stock split may also limit the opportunity for our stockholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal. A reverse stock split may have the effect of permitting our current management, including the current board of directors, to retain its position, and place it in a better position to resist changes that stockholders may wish to make if they are dissatisfied with the conduct of our company’s business.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations may continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company or a smaller reporting company.

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

10.1* (a)
Waiver, Consent and First Amendment to Note Purchase and Guarantee Agreement, dated as of March 15, 2023, by and among Blue Apron, LLC, The Bank of New York Mellon Trust Company and the other parties thereto

10.2
Equity Distribution Agreement, dated as of February 10, 2023, by and between Blue Apron Holdings, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2023)

10.3*	Form of Performance Stock Unit Agreement under 2017 Equity Incentive Plan

10.4*	Form of Restricted Stock Unit Agreement under 2017 Equity Incentive Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*Filed herewith.
**Furnished herewith.

(a) Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Date: May 4, 2023	/s/ [Linda Findley]
Linda Findley
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 4, 2023	/s/ Mitch Cohen
Mitch Cohen
Interim Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)