Form 10-Q
period 2023-06-30
Blue Apron Holdings, Inc.
filed 2023-08-09
CIK 1701114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	6,389,337 shares outstanding as of July 31, 2023
Class B Common Stock, $0.0001 par value	0 shares outstanding as of July 31, 2023
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of July 31, 2023

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•our ability to successfully execute our business without our fulfillment and production assets; our ability to successfully and efficiently transition our fulfillment and production assets to FreshRealm, Inc. ("FreshRealm"); the ability of FreshRealm to continue to fulfill our meal-kit products in a manner consistent with our brand standards, if at all; our ability to achieve the anticipated benefits of the FreshRealm Transaction (as defined below) for our stockholders;
•the sufficiency of our cash resources and our ability to continue to operate as a going concern if we are unable to execute our business strategy and implement our new asset-light operating plan, including (a) our ability to (i) earn up to $4.0 million in additional cash consideration under the asset purchase agreement we entered into with FreshRealm in connection with the FreshRealm Transaction, (ii) realize the benefit of the full $3.5 million promissory note issued in connection with the FreshRealm Transaction, and (iii) achieve the up to $17.5 million of volume-based rebates under the production and fulfillment agreement we entered into with FreshRealm, (b) the ability of FreshRealm to cost effectively price the production and fulfillment of our meal kits and other products, or (c) our ability, if we are unable to successfully implement our operating strategy, to recognize the benefits of our identified expense reductions, including our recent headcount reductions, or raise additional capital or funding, including through (i) our February 2023 ATM (as defined below) or otherwise, (ii) receiving all or a sufficient portion of the remaining $68.2 million due to us in connection with the $56.5 million private placement and the $12.7 million gift card transaction with certain affiliates of Joseph N. Sanberg, or (iii) the disposition of some or all of the pledged securities securing the private placement obligation;
•our ability, including the timing and extent, to successfully support the execution of our strategy; our ability to cost-effectively attract new customers and retain existing customers (including, on the one hand, our ability to execute our marketing strategy, or on the other hand, our ability to sustain any increase in demand we may experience); our ability to continue to expand our product offerings and distribution channels; our ability to sustain any increase in demand and/or ability to continue to execute operational efficiency practices, including managing our corporate workforce reduction implemented in December 2022 and July 2023, and the impact of our workforce reduction on executing our strategy;
•our expectations regarding, and the stability of, our and FreshRealm's supply chain, including potential shortages, interruptions or continued increased costs in the supply or delivery of ingredients to FreshRealm, and parcel and freight carrier interruptions or delays and/or higher freight or fuel costs, as a result of inflation or otherwise;
•our ability to respond to changes in consumer behaviors, tastes, and preferences that could lead to changes in demand, including as a result of, among other things, the impact of inflation or other macroeconomic factors, and to some extent, long-term impacts on consumer behavior and spending habits;

•our ability to attract and retain qualified employees and personnel in sufficient numbers;
•our ability to effectively compete;
•our ability to maintain and grow the value of our brand and reputation;
•our ability to execute one or more financing opportunities and/or other strategic transactions, if at all, and our ability to achieve the anticipated benefits of any such transactions for our shareholders:
•any material challenges in employee recruiting and retention; any prolonged closures, or series of temporary closures, of one or more of the fulfillment centers operated by FreshRealm for our products, supply chain or carrier interruptions or delays, and any resulting need to cancel or shift customer orders;
•our ability to achieve our environmental, social and corporate governance (“ESG”) goals on our anticipated timeframe, if at all;
•our reliance on FreshRealm to maintain food safety and prevent food-borne illness incidents and our susceptibility to supplier-initiated recalls;
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per-share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,027	$33,476
Accounts receivable, net	89	556
Inventories, net	2,289	25,023
Seller note receivable, net	3,118	—
Prepaid expenses and other current assets	15,655	17,657
Total current assets	51,178	76,712
Property and equipment, net	5,545	57,186
Operating lease right-of-use assets	28,470	32,340
Other noncurrent assets	1,723	4,904
TOTAL ASSETS	$86,916	$171,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,033	$18,709
Current portion of related party payables	—	3,000
Accrued expenses and other current liabilities	21,822	27,077
Current portion of long-term debt	—	27,512
Operating lease liabilities, current	9,436	8,650
Deferred revenue	16,022	19,083
Total current liabilities	77,313	104,031
Operating lease liabilities, long-term	18,854	23,699
Related party payables	—	2,500
Other noncurrent liabilities	6,949	7,191
TOTAL LIABILITIES	103,116	137,421
Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 6,377,956 and 4,408,495 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class C capital stock, par value of $0.0001 per share — 500,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	839,557	810,512
Accumulated deficit	(855,758)	(776,792)
TOTAL STOCKHOLDERS’ EQUITY	(16,200)	33,721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,916	$171,142
The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.
Consolidated Statements of Operations
(In thousands, except share and per-share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$106,229	$124,237	$219,309	$241,988
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	66,001	81,158	138,614	160,648
Marketing	9,357	21,776	24,084	49,690
Product, technology, general and administrative	34,441	39,185	70,165	83,139
Depreciation and amortization	3,180	5,593	7,402	11,126
Other operating expense	5,846	—	5,846	—
Total operating expenses	118,825	147,712	246,111	304,603
Income (loss) from operations	(12,596)	(23,475)	(26,802)	(62,615)
Gain (loss) on extinguishment of debt	—	650	(1,850)	650
Gain (loss) on transaction	(48,554)	—	(48,554)	—
Interest income (expense), net	(774)	(834)	(1,747)	(2,003)
Other income (expense), net	—	387	—	2,033
Income (loss) before income taxes	(61,924)	(23,272)	(78,953)	(61,935)
Benefit (provision) for income taxes	(6)	(54)	(13)	(65)
Net income (loss)	$(61,930)	$(23,326)	$(78,966)	$(62,000)

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(9.52)	$(8.22)	$(13.11)	$(22.42)
Diluted	$(9.52)	$(8.22)	$(13.11)	$(22.42)
Weighted-average shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	6,506,610	2,839,475	6,024,122	2,765,499
Diluted	6,506,610	2,839,475	6,024,122	2,765,499
The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
2023
Balance — December 31, 2022	4,408,495	$1	$810,512	$(776,792)	$33,721
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	12,068	0	0	—	—
Issuance of common stock from public equity offerings, net of issuance costs	1,390,711	0	16,471	—	16,471
Share-based compensation	—	—	1,355	—	1,355
Net income (loss)	—	—	—	(17,036)	(17,036)
Balance — March 31, 2023	5,811,274	$1	$828,338	$(793,828)	$34,511
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	21,438	0	0	—	0
Issuance of common stock from public equity offerings, net of issuance costs	545,244	0	3,432	—	3,432
Share-based compensation	—	—	1,009	—	1,009
Issuance of warrant	—	—	6,778	—	6,778
Net income (loss)	—	—	—	(61,930)	(61,930)
Balance — June 30, 2023	6,377,956	$1	$839,557	$(855,758)	$(16,200)

2022
Balance — December 31, 2021	2,641,200	$—	$746,567	$(666,514)	$80,053
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	10,082	0	0	—	0
Issuance of common stock upon exercise of warrants	40,671	0	4,096	—	4,096
Issuance of common stock from private placements, net of issuance costs	29,762	0	4,809	—	4,809
Share-based compensation	—	—	2,233	—	2,233
Cumulative effect adjustment related to the adoption of the leasing standard	—	—	—	(545)	(545)
Net income (loss)	—	—	—	(38,674)	(38,674)
Balance — March 31, 2022	2,721,715	$—	$757,705	$(705,733)	$51,972
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	15,957	0	0	—	—
Issuance of common stock upon exercise of warrants	19,611	0	953	—	953
Issuance of common stock from private placements, net of issuance costs	142,361	0	20,027	—	20,027
Share-based compensation	—	—	1,799	—	1,799
Net income (loss)	—	—	—	(23,326)	(23,326)
Balance — June 30, 2022	2,899,644	$—	$780,484	$(729,059)	$51,425

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(78,966)	$(62,000)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	7,402	11,126
Loss (gain) on disposal of property and equipment	—	135
Loss on impairment	1,662	—
Loss (gain) on extinguishment of debt	1,850	(650)
Loss (gain) on derecognition of warrant obligation	—	(214)
Loss (gain) on transaction	48,554	—
Changes in fair value of warrant obligation	—	(1,819)
Changes in reserves and allowances	169	66
Share-based compensation	2,246	4,039
Non-cash interest expense	838	450
Changes in operating assets and liabilities:
Accounts receivable	467	(43)
Related party receivables	—	(10,000)
Inventories	(2,365)	(3,907)
Prepaid expenses and other current assets	1,849	(3,712)
Operating lease right-of-use assets	3,040	3,561
Accounts payable	11,162	12,632
Current portion of related party payables	(5,500)	6,000
Accrued expenses and other current liabilities	(3,963)	(3,708)
Operating lease liabilities	(3,226)	(4,020)
Deferred revenue	(3,061)	5,350
Related party payables	—	3,000
Other noncurrent assets and liabilities	3,166	(3,458)
Net cash from (used in) operating activities	(14,676)	(47,172)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from transaction	23,558	—
Purchases of property and equipment	(2,232)	(2,985)
Proceeds from sale of property and equipment	114	111
Net cash from (used in) investing activities	21,440	(2,874)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from equity and warrant issuances	20,354	25,500
Net proceeds from debt issuance	—	28,200
Repayments of debt	(30,000)	(30,625)
Payments of debt and equity issuance costs	(533)	(1,143)
Principal payments on financing lease obligations	(73)	(17)
Net cash from (used in) financing activities	(10,252)	21,915
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,488)	(28,131)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	34,656	83,597
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$31,168	$55,466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$35	$65
Cash paid for interest	$922	$2,200
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under finance lease obligations	$(214)	$—
Non-cash additions to property and equipment	$(95)	$163
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$230	$497
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

Reverse Stock Split

On June 7, 2023 (the “effective date”), the Company effected a reverse stock split (the “Reverse Stock Split”) of its outstanding shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock") at a ratio of 1-for-12 pursuant to a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Restated Certificate of Incorporation, as amended, filed with the Secretary of State of the State of Delaware. The Reverse Stock Split was reflected on the New York Stock Exchange (the “NYSE”) beginning with the opening of trading on June 8, 2023. Pursuant to the Reverse Stock Split, every 12 shares of the Company’s issued and outstanding Class A Common Stock were automatically converted into one issued and outstanding share of Class A Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who would otherwise be entitled to a fractional share of Class A Common Stock were instead entitled to receive a cash payment in lieu of such fractional shares. The number of authorized shares of the Company’s Class A common stock under the Company’s Restated Certificate of Incorporation, as amended, remained unchanged at 1,500,000,000. The Reverse Stock Split affected all issued and outstanding shares of the Company’s Class A Common Stock, and the respective numbers of shares of Class A Common Stock underlying the Company’s outstanding stock options, outstanding restricted stock units, outstanding performance stock units, outstanding warrants and the Company’s equity incentive plans were proportionately adjusted. All historical share and per share amounts of the Class A Common Stock included in the accompanying Consolidated Financial Statements have been retrospectively adjusted to give effect to the Reverse Stock Split for all periods presented.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited interim Consolidated Financial Statements (the “Consolidated Financial Statements”) have been prepared on the same basis as the audited Consolidated Financial Statements, and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2023 and December 31, 2022, results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Annual Report”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Annual Report, except those additional significant policies as described within the accompanying notes to the Consolidated Financial Statements.
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

	ASC 840 Amount	ASC 842 Adjustment	Six Months Ended June 30, 2022
	(In thousands)
Consolidated Statement of Operations:
Product, technology, general & administrative	$81,767	$1,372	$83,139
Depreciation & amortization	$10,868	$258	$11,126
Interest income (expense), net	$(3,205)	$1,202	$(2,003)

	ASC 840 Amount	ASC 842 Adjustment	Six Months Ended June 30, 2022
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(61,572)	$(428)	$(62,000)
Depreciation and amortization of property and equipment	$10,868	$258	$11,126
Prepaid expenses and other current assets	$(3,620)	$(92)	$(3,712)
Operating lease right-of-use assets	$—	$3,561	$3,561
Accrued expenses and other current liabilities	$(4,041)	$333	$(3,708)
Operating lease liabilities	$—	$(4,020)	$(4,020)
Other noncurrent assets and liabilities	$(3,794)	$336	$(3,458)
Cash Flows From Financing Activities:
Principal payments on financing lease obligations	$(69)	$52	$(17)
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
The Company has a history of significant net losses, including $79.0 million and $62.0 million for the six months ended June 30, 2023, and 2022, respectively, and operating cash flows of $(14.7) million and $(47.2) million for the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, the Company had a working capital deficit of $41.2 million and an accumulated deficit of $855.8 million. The Company has historically funded its operations through financing activities, including raising equity and debt. The Company's current operating plan indicates it will continue to incur net losses and generate negative cash flows from operating activities for the next twelve months, and as of June 30, 2023, the Company had cash and cash equivalents of $30.0 million. These conditions and events in the aggregate raise substantial doubt regarding the Company's ability to continue as a going concern.
In an effort to alleviate the conditions that raise substantial doubt regarding the Company's ability to continue as a going concern, the Company entered into a strategic partnership with FreshRealm, Inc. ("FreshRealm"). On June 9, 2023 (the "Closing Date"), the Company entered into definitive agreements with FreshRealm, pursuant to which, among other things, the Company sold its production and fulfillment operational infrastructure to FreshRealm, including, among other things, inventory, equipment, and related know-how and transferred related personnel relating to the Company's production and fulfillment operations. Concurrently, the Company executed a 10-year production and fulfillment agreement (the "Production and Fulfillment Agreement") pursuant to which FreshRealm became the exclusive supplier of the Company's meal kits. The Company also subleased to FreshRealm the Company's fulfillment facilities located in Linden, New Jersey and Richmond, California (such transactions, together with the related transactions contemplated thereby, the "FreshRealm Transaction"). As consideration for the FreshRealm Transaction, on the Closing Date, the Company received approximately $23.6 million of net cash proceeds upfront and is eligible to receive up to $25.0 million of additional value primarily through a cash earnout if the Company achieves certain financial and cost-savings milestones within specified time periods and future volume-based rebates if the Company reaches specified thresholds and achieves financial targets based on volume of purchases of certain products from FreshRealm under the Production and Fulfillment Agreement. With a portion of the FreshRealm Transaction proceeds, the Company also repaid its remaining outstanding senior secured notes in full. See Note 3 for further discussion regarding the FreshRealm Transaction.

With the completion of the FreshRealm Transaction, the Company has further streamlined its cost structure and reduced its negative operating cash flows. The operating plans of the Company's management are focused on continuing to optimize the Company's cost structure and grow its revenues in order to earn the volume-based rebates on future meal-kit volumes and new product initiatives as well as the Earnout (as defined below), and to thereby achieve profitability. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its operating plan on its anticipated timeline. Although management believes that it is reasonably possible that it will be able to successfully execute its operating plan in a timely manner, it is less than probable to sufficiently alleviate substantial doubt as of the date of financial statement issuance.
Additionally, as of the date of this Quarterly Report on Form 10-Q, the remaining $55.5 million owed under the RJB Purchase Agreement (as defined in Note 14) due from an affiliate of Joseph N. Sanberg, an existing stockholder of the Company, remains unfunded, as well as the remaining $12.7 million owed from an affiliate of Sanberg under the Sponsorship Gift Cards Agreement (as defined in Note 16). An affiliate of Sanberg has granted the Company a security interest in equity shares of certain privately-held issuers (the "Pledged Shares") as collateral for the RJB Purchase Agreement, which it has the right to foreclose on and take ownership, options to monetize the Pledged Shares are currently being evaluated. The timing and proceeds from any such monetization are unknown and the proceeds, if and when realized, may not be sufficient to satisfy the entire outstanding amount under the RJB Purchase Agreement.
The Company's Consolidated Financial Statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern.
Use of Estimates
In preparing its Consolidated Financial Statements in accordance with GAAP, the Company is required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, and expenses, and disclosure of contingent assets and liabilities which are reported in the Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, the fair value of share-based awards, the fair value of the Blue Torch warrant obligation (as defined in Note 12), recoverability of long-lived assets, and the recognition and measurement of contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from the Company’s estimates and assumptions.
Smaller Reporting Company Status
The Company is a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and therefore qualifies for reduced disclosure requirements for smaller reporting companies.
3. Strategic Transaction
FreshRealm Transaction

On May 15, 2023, the Company entered into a non-binding letter of intent with FreshRealm, which contemplated FreshRealm’s acquisition of the fulfillment equipment and other production assets of the Company and the Company’s entry into an expanded commercial relationship with FreshRealm.

On the Closing Date, the Company entered into definitive agreements with FreshRealm, pursuant to which, among other things, the Company sold its production and fulfillment operational infrastructure to FreshRealm, and concurrently executed the ten year Production and Fulfillment Agreement under which FreshRealm became the exclusive supplier of the Company’s meal kits.

Asset Purchase Agreement
On the Closing Date, the Company, Blue Apron, LLC, the Company’s wholly owned subsidiary (“Blue Apron”), and FreshRealm entered into an asset purchase agreement (the “Asset Purchase Agreement”), pursuant to which FreshRealm purchased certain assets of the Company relating to the Company’s production and fulfillment operations (the “P&F Business”) conducted by the Company at its fulfillment facilities located in Linden, New Jersey and Richmond, California (together, the “Facilities”).
Pursuant to the Asset Purchase Agreement, on the Closing Date, (i) Blue Apron transferred to FreshRealm various assets used in the P&F Business including, among others, certain of Blue Apron’s inventory and consumable supplies and the rights under warranties and indemnities related thereto, identified transferred contracts (the “Transferred Contracts”), furnishings and equipment at the Facilities, including certain operating and finance leases, permits, books and records relating to the P&F Business, and intellectual property, including certain know-how, business IT systems and any implied goodwill arising out of such assets or the P&F Business (such assets, the “Purchased Assets”), other than the assets set forth in clause (ii); (ii) Blue Apron retained various assets including certain of Blue Apron’s prepaid expenses, intellectual property, excluded contracts, the assets relating to the Company’s wine business and e-commerce marketplace business, and other assets unrelated to the P&F Business, including assets relating to the Company’s culinary, marketing and digital product, and customer service operations (such assets, the “Excluded Assets”); (iii) FreshRealm assumed certain liabilities, including liabilities relating to the ownership or use of the Purchased Assets after the Closing, the employment of the Relevant Team Employees (as defined in the Asset Purchase Agreement) after the Closing Date, and obligations under the Transferred Contracts; and (iv) Blue Apron retained certain liabilities, including trade payables in connection with the P&F Business prior to the Closing Date, liabilities relating to operation of the P&F Business prior to the Closing Date, and liabilities relating to the Excluded Assets.
The Company determined that the assets sold and transferred and the assigned liabilities (collectively the "Disposal Group") did not constitute a component and did not meet the criteria for discontinued operation under ASC 205-20 as no discrete financial information is available for the Disposal Group with no cash flows that can be clearly distinguished for financial reporting purposes from the rest of Company. The Company concluded that the Disposal Group constitutes a business as it contains inputs and processes for producing outputs and, as such, the Company accounted for the sale as a disposal of a business under ASC 810-10. As of May 15, 2023, the Disposal Group met the criteria for classification as held for sale under ASC 360 with the Disposal Group subsequently being disposed of by sale on the Closing Date. The Disposal Group consisted of the following assets and liabilities:

(In thousands)
Sold Assets
Inventories, net	$24,990
Furnishings and equipment	44,874
Operating lease right-of-use assets	481
Finance lease right-of-use assets	463
Total Sold Assets	$70,808
Assigned Liabilities
Operating lease liabilities, current	158
Finance lease liabilities, current	93
Operating lease liabilities, long-term	314
Finance lease liabilities, long-term	381
PTO accrual - relevant Team Employees	1,442
Total Assigned Liabilities	$2,388
Total Disposal Group	$68,420
As consideration for the FreshRealm Transaction, on the Closing Date, FreshRealm paid to Blue Apron an amount in cash equal to $28.5 million (the "Base Sale Price"), less $3.5 million, which was paid to Blue Apron in the form of the Seller Note (as defined and described in Note 5), less an amount equal to all vacation time, sick time and other paid time off accrued by Relevant Team Employees (the "PTO Credit") in connection with the FreshRealm Transaction. Under the

Asset Purchase Agreement, FreshRealm is obligated to pay to Blue Apron an aggregate of up to $4.0 million of additional cash consideration, including $3.0 million if, as of September 30, 2023, Blue Apron has achieved certain financial and cost-savings milestones and is in compliance in all material respects with its obligations under the Transition Services Agreement (as defined below), and $1.0 million if Blue Apron has achieved the aforementioned financial and cost-savings milestones and also remains in compliance with its obligations under the Transition Services Agreement as of December 31, 2023 (the "Earnout").
The Company determined the total net consideration to be equal to the Base Sale Price, minus the face amount of the Seller Note, plus the seller note receivable, net, minus the PTO Credit, minus the value of the Warrant (as described below).

Purchase Consideration
(In thousands)
Base purchase price	$28,500
Seller note principal	(3,500)
Seller note receivable, net	3,086
PTO credit - Relevant Team Employees	(1,442)
Warrant	(6,778)
Total Purchase consideration	$19,866

For the three and six months ended June 30, 2023, the Company recognized a loss on the FreshRealm Transaction of $48.6 million, which is recorded in Loss on transaction in the accompanying consolidated statement of operations.

(In thousands)
Total purchase consideration	$19,866
Total disposal group	(68,420)
Net loss recognized on Transaction	$(48,554)
Production and Fulfillment Agreement
In connection with the execution of the Asset Purchase Agreement, Blue Apron and FreshRealm entered into the Production and Fulfillment Agreement, pursuant to which Blue Apron granted FreshRealm an exclusive right to produce and fulfill all Exclusive Products (as defined in the Production and Fulfillment Agreement) at any FreshRealm facility for sale to Blue Apron (the “Exclusive Right”), including certain individual meal recipe/SKUs that comprise prepped and unprepped ingredients, fresh and/or frozen meals and/or current or future food products that are similar to the Products (as defined in the Production and Fulfillment Agreement). The Exclusive Right does not apply to Blue Apron’s non-food products, individual food or beverage ingredients, pantry items sold on the Market or Wine portion of its website or mobile applications as of the Closing Date. The Exclusive Right does not extend to non-Blue Apron products produced by any future acquirer of Blue Apron. In the event that Blue Apron acquires a third party, the exclusivity does not apply to any meal-kit or food products of such third party for a twenty-four (24) month period, during which time FreshRealm and Blue Apron will negotiate mutually agreeable terms for the production and fulfillment of such acquired products. Blue Apron and FreshRealm intend to expand the portfolio of recipe and meal kit products, which would be subject to the Exclusive Right. In the event that Blue Apron desires to develop a new category of food products that is not excluded from the Exclusive Right, FreshRealm has the first right to develop such new category of products, and if FreshRealm does not accept such right to develop, the exclusivity would not apply and the Company would be able to develop such category.
The Production and Fulfillment Agreement also provides for up to $17.5 million of volume-based rebates during the term of the Production and Fulfillment Agreement. Blue Apron can earn these rebates based on the volume of purchases of certain products under the Production and Fulfillment Agreement above specified thresholds, as well as the achievement of certain financial targets by Blue Apron. To earn these rebates, Blue Apron must pay for the relevant products. The volume-based rebates represent a potential future gain that is contingent upon the Company (i) increasing its purchase volume from FreshRealm and (ii) achieving positive adjusted EBITDA. As the volume-based rebates act to ensure that the Company continues to purchase a substantive volume of products from FreshRealm (i.e., ensure that the interests of the Company and FreshRealm are aligned through 2025), the Company determined that the volume-based rebates relate to the ongoing future relationship with FreshRealm, and not the FreshRealm Transaction, and thus should be excluded from the measurement of the consideration. For the three and six month ended June 30, 2023 no volume-based rebates were earned.

The initial term of the Production and Fulfillment Agreement is 10 years and will automatically renew for additional 2-year periods unless terminated by either party in accordance with such party’s termination rights. Following any early termination or expiration of the Production and Fulfillment Agreement, the Production and Fulfillment Agreement will continue to be in full force and effect for a period of 18 months after such termination or expiration, with the exception of the Exclusive Right, during which, among other things, Blue Apron and FreshRealm will work in good faith on a transition plan and Blue Apron will plan reductions of use of FreshRealm for manufacturing products.
Subleases
In connection with the execution of the Asset Purchase Agreement, Blue Apron and FreshRealm entered into sublease agreements for the Facilities (the "Sublease Agreements"). The term of the subleases commenced on the Closing Date.
The Richmond, California sublease (the "CA Sublease") will expire on the earlier to occur of (i) the Triggering Date (as defined in the CA Sublease), or (ii) December 31, 2024. The CA Sublease contemplates an assignment of Blue Apron’s interest in the underlying prime lease to FreshRealm.
The Linden, New Jersey sublease (the "NJ Sublease" and together with the CA Sublease, the "Subleases") will expire on December 31, 2024, unless the Triggering Date (as defined in the NJ Sublease) occurs, in which event the term shall be extended until August 31, 2026. The NJ Sublease contemplates potential extensions of the NJ Sublease term and/or an assignment of Blue Apron’s interest in the underlying Prime Lease (as defined in the NJ Sublease) to FreshRealm.
The Subleases are classified as operating leases, and as the Company is not relieved of its primary obligations under the prime leases, the Company will continue to account for the prime leases as it did before the commencement of the Subleases and will continue to assess the ROU Assets for impairment. Additionally, the Company will recognize sublease income in its consolidated statement of operations over the respective sublease terms on a straight-line basis. See Note 8 for further discussion on leases.
Warrant

In connection with the execution of the Asset Purchase Agreement, and in consideration for the Transaction, the Company simultaneously issued to FreshRealm a warrant (the “Warrant”) to purchase 1,268,574 shares of the Company’s Class A Common Stock, at an exercise price of $0.01 per share, which represent 19.99% of the Company’s outstanding Class A Common Stock as of the Closing Date.

Prior to the 7th anniversary of the Closing Date of the FreshRealm Transaction, the Warrant is exercisable at any time on or after the earlier to occur of (i) the expiration of the Standstill/Lock-up Period (as defined below) and (ii) the delisting of the Class A Common Stock from the New York Stock Exchange; provided that if the Class A Common Stock is concurrently listed on another Trading Market (as defined in the Warrant) within ninety (90) days after such delisting, the Warrant will not become exercisable pursuant to clause (ii) Subject to the terms of the Warrant, the number of shares issuable upon exercise of the Warrant and the exercise price will be subject to adjustment in certain events, including (i) dividends or distributions of shares of Class A Common Stock, (ii) splits, subdivisions, combinations and certain reclassifications of shares of Class A Common Stock, or (iii) distributions of assets other than Class A Common Stock.

Pursuant to the terms of the Warrant, the Company will not effect the exercise of the Warrant, and the holder will not be entitled to exercise any portion of the Warrant, that, upon giving effect to such exercise, the aggregate number of shares of Class A Common Stock beneficially owned by the holder (together with its affiliates) would exceed 19.99% of the number of shares of Class A Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrant, which percentage may be changed at the holders election to a lower percentage upon 61 days’ notice to the Company, subject to the terms of the Warrant.

In addition, pursuant to the terms of the Warrant, the holder will not, and will not cause any direct or indirect affiliate to, for a period beginning on the issuance date of the Warrant and ending 18 months after the issuance date of the Warrant (the “Standstill/Lock-up Period”), (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, the Warrant or the shares of Class A Common Stock issuable upon exercise of the Warrant ( the “Warrant Shares”), (ii) enter into any hedging, swap or other agreement or transaction that would transfer, in whole or in part, any of the economic consequences of the Warrant or Warrant Shares, whether any such transaction described in clauses (i) or (ii) is to be settled by delivery of the Warrant or Warrant Shares, in cash or otherwise, (iii) make any demand for or exercise any right under the registration rights agreement between the Company and FreshRealm with respect to the Warrant Shares or otherwise with respect to the registration of the Warrant or Warrant Shares, or (iv) publicly disclose the intention to do any of the foregoing, except as permitted by certain exceptions set forth in the Warrant.

The Company assessed the classification of the Warrant as either equity-classified or liability-classified instruments based on the specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The Warrant did not meet the criteria for ASC 480 or ASC 815-40 liability accounting. As the Warrant is considered indexed to the Company’s own stock and meets the requirements for equity classification, the Company is accounting for the Warrant as an equity instrument.

The Company initially measured the Warrant within equity at fair value and will not subsequently remeasure the equity instrument. As of the Closing Date, the Warrant was valued at $6.8 million and was recorded to additional-paid-in capital. The Company utilized a Black-Scholes option pricing model to measure the fair value of the Warrant, using the following key assumptions:

Expected volatility	134.84%
Risk-free interest rate	3.84%
Expected term (in years)	7
Dividend yield	0.00%

Expected Volatility — The expected volatility was derived from the average historical stock volatility of the Company over the expected term prior to June 9, 2023.

Risk‑Free Interest Rate — The risk‑free interest rate is based on the daily par yield curve rate per U.S. Treasury for constant maturity notes with terms approximately equal to the expected term.

Expected Term — The expected term represents the period that the Warrant is expected to be outstanding based on the contractual terms.

Dividend Yield — The expected dividend is zero as the Company has not paid and does not anticipate paying any dividends in the foreseeable future.

Transition Services Agreement

The Company also entered into a transition services agreement (the “Transition Services Agreement”) with FreshRealm, pursuant to which the Company will be paid to provide certain services to FreshRealm to facilitate the transition of the operations of the P&F Business to FreshRealm (such services, the “P&F Services”). The obligations of Blue Apron to provide the P&F Services shall terminate with respect to each P&F Service on the earlier of (i) the applicable Transition Date, which means initially September 30, 2023, subject to extension as mutually agreed to by the parties and provided that specific P&F Services may have specific Transition Dates, and (ii) the transition of the applicable operations or P&F Services to FreshRealm, in each case subject to further extension. In accordance with the Transition Services Agreement, the P&F Services being performed by the Company for FreshRealm are being charged to FreshRealm at cost (equal to pass-through charges and the estimated cost of personnel time and effort to perform the transition services), which the Company determined to, in all material respects, approximate fair value. The Company will recognize revenue under the Transition Services Agreement as services are provided to FreshRealm and any pass-through charges will be recorded as reduction to the relevant expenses.

Technology License Agreement

In connection with the execution of the Asset Purchase Agreement, the Company and FreshRealm entered into a technology license agreement (the “Technology License Agreement”), pursuant to which the Company licensed certain software and technology to FreshRealm to enable FreshRealm to perform its obligations under the Production and Fulfillment Agreement. The Technology License Agreement provides an exclusive license to the software for Blue Apron’s warehouse management system and a non-exclusive license to source code for certain other Blue Apron software used in connection with Blue Apron’s direct-to-consumer business, solely for the purpose of enabling the warehouse management system. In addition, Blue Apron received a non-exclusive license to intellectual property rights that were sold to FreshRealm in accordance with the Asset Purchase Agreement. The Technology License Agreement has certain limitations on the use of the intellectual property rights licensed to Blue Apron to prevent use of those intellectual property rights to compete with FreshRealm.

There was no consideration for the technology licenses as these licenses are required in order for FreshRealm to be able to perform its obligations under the Production and Fulfillment Agreement.

As software was not part of the Disposal Group, the Company assessed the remaining software for impairment under ASC 350-40 and determined there were indicators of impairment present related to certain internal-use capitalized software used in P&F Business. As there is no future utility for such internal-use capitalized software, the Company recorded a $1.7 million impairment loss in Other operating expense as of June 30, 2023, representing the remaining carrying value of these assets.

Retail License Agreement

    In connection with the execution of the Asset Purchase Agreement, the Company and FreshRealm entered into a retail license agreement (the “Retail License Agreement”), pursuant to which the Company granted an exclusive license under certain of the Company’s trademarks and certain other specified intellectual property rights, in connection with the manufacturing, packaging, marketing, promotion, sale, and distribution of ready-to-heat, ready-to-cook and ready-to-eat meals, meal kits, and related food items and food products (the “Retail Products”) in the United States through specified sales channels other than specified direct-to-consumer channels. In addition, the Company granted FreshRealm a non-exclusive license to use the licensed intellectual property in sales presentations, business development collateral, and marketing and advertising materials related to the Retail Products. The Retail License Agreement also granted FreshRealm specified rights to sublicense the licenses for purposes of production and fulfillment of the Retail Products in the United States. Under the Retail License Agreement, FreshRealm pays certain royalties to the Company. The royalties must be spent to promote the Retail Products, although, during the term of the Retail License Agreement, a smaller proportion of the royalties must be so spent and the remainder of the royalties will be credited or paid to the Company.

In addition, the Retail License Agreement grants FreshRealm a right of first refusal to obtain rights with respect to (i) new names, trademarks, or other branding assets for use in connection with Retail Products or (ii) sale of Retail Products in territories outside of the United States.

The initial term of the Retail License Agreement is 10 years and will automatically renew for additional 2 year periods unless terminated by either party in accordance with such party’s termination rights.

The Company determined that the royalties relate to the ongoing future relationship with FreshRealm and is not consideration for the sale of the Disposal Group. As such, the Company did not record any amounts related to the royalties for the three and six months ended June 30, 2023 as no Retail Products were sold in the period.

4. Inventories, Net
Inventories, net consist of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Fulfillment	$13	$2,315
Product	2,276	22,708
Inventories, net	$2,289	$25,023
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
Following the completion of the FreshRealm Transaction, on the Closing Date, the Company sold and transferred all of its product and fulfillment inventory related to its meal kits to FreshRealm.

5. Seller Note Receivable, Net
As part of the consideration for the FreshRealm Transaction, on the Closing Date, and as a security for certain of Blue Apron’s indemnification obligations under the Asset Purchase Agreement, the Company and FreshRealm entered into a promissory note in the amount of $3.5 million (the "Seller Note"). Under the Seller Note, FreshRealm is entitled to set-off any indemnifiable losses pursuant to indemnification claims under the Asset Purchase Agreement against its payment obligations under the Seller Note, which will mature and become payable to the Company on June 9, 2024. The Seller Note has an interest rate of 1.5% per annum, accruing as of the Closing Date.
As the Seller Note has a stated interest rate that is not a market interest rate, the Company discounted the Seller Note to reflect the fair value market rate as of the Closing Date. Based on a market rate of 13.42% consisting of an 8.25% prime rate and a 5.17% risk-free rate per the U.S. Treasury, the Company determined the present value of the Seller Note face amount to be $3.1 million on the Closing Date. The Company is accreting the $0.4 million discount over the one-year life of the Seller Note using the effective interest rate method. As of June 30, 2023, the unaccreted discount was $0.4 million.
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Prepaid insurance	$6,678	$8,241
Other current assets	8,977	9,416
Prepaid expenses and other current assets	$15,655	$17,657
7. Restricted Cash
Restricted cash reflects pledged cash deposited into savings accounts that is used as security primarily for fulfillment centers and office space leases.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the Consolidated Statements of Cash Flows:

	June 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$30,027	$33,476
Restricted cash included in Prepaid expenses and other current assets	72	111
Restricted cash included in Other noncurrent assets	1,069	1,069
Total cash, cash equivalents, and restricted cash	$31,168	$34,656

	June 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$54,028	$82,160
Restricted cash included in Prepaid expenses and other current assets	369	608
Restricted cash included in Other noncurrent assets	1,069	829
Total cash, cash equivalents, and restricted cash	$55,466	$83,597
8. Leases
The Company leases fulfillment centers and office space under non‑cancelable operating lease arrangements that expire on various dates through 2027. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs, and insurance, and contain renewal and escalation clauses. While certain leases contain renewal options, the Company has determined that its options to renew would not be reasonably certain in determining the expected lease terms, and therefore are not included as part of its right-of-use assets and lease liabilities. On the Closing Date, the Company entered into the Sublease Agreements with FreshRealm to sublease its Linden, New Jersey and Richmond, California fulfillment centers to FreshRealm. The Company has also entered into agreements to sublease all or portions of its corporate office and other fulfillment centers. Refer to Note 3 for additional information.
The following table summarizes the weighted-average remaining lease terms and weighted average discount rates:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	3.13 years	3.55 years
Finance leases	0.00 years	4.61 years
Weighted average discount rate:
Operating leases	16.21%	16.20%
Finance leases	—%	16.23%
Lease cost consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost	$3,236	$3,290	$6,443	$6,581
Finance lease cost:
Amortization of right-of-use assets	19	—	$56	$—
Interest on lease liabilities	12	0	$33	$1
Total lease cost
Sublease income	(1,108)	(1,109)	$(1,741)	$(2,175)
Net lease cost	$2,159	$2,181	$4,791	$4,407
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets:

	June 30, 2023	December 31, 2022
	(In thousands)
Operating leases:
Operating lease right-of use assets	$28,470	$32,340
Operating lease right-of use liabilities, current	$9,436	$8,650
Operating lease right-of use liabilities, non-current	$18,854	$23,699
Finance leases:
Property and equipment, net	$—	$260
Accrued expenses and other current liabilities	$—	$45
Other noncurrent liabilities	$—	$225

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$6,606	$6,637
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$233	$39,060
9. Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Computer equipment	$6,330	$12,308
Capitalized software	28,163	28,831
Fulfillment equipment	56	51,639
Furniture and fixtures	450	2,757
Leasehold improvements	6,699	113,703
Construction in process(1)	2,428	2,466
Property and equipment, gross	44,126	211,704
Less: accumulated depreciation and amortization	(38,581)	(154,518)
Property and equipment, net	$5,545	$57,186
________________________
(1)Construction in process includes all costs capitalized related to projects that have not yet been placed in service.
Following the completion of the FreshRealm Transaction, on the Closing Date, the Company sold and transferred property and equipment related to the P&F Business to FreshRealm. See Note 3 for additional information.
In June 2023, the Company recorded an impairment loss of $1.7 million primarily related to abandoned internal-use capitalized software related to the P&F Business. See Note 3 for additional information.
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued compensation	$5,105	$9,653
Accrued credits and refunds reserve	1,113	1,053
Accrued marketing expenses	4,537	3,968
Accrued shipping expenses	115	2,132
Accrued workers' compensation reserve	3,209	4,260
Other current liabilities	7,743	6,011
Accrued expenses and other current liabilities	$21,822	$27,077

11. Deferred Revenue
Deferred revenue consists of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Cash received prior to fulfillment	$3,133	$4,940
Gift cards, prepaid orders, and other	12,889	14,143
Deferred revenue	$16,022	$19,083
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
Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $16.0 million and $19.1 million as of June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023, the Company recognized $6.7 million to Net revenue from the Deferred revenue as of December 31, 2022.
See Note 16 for further information regarding the March and May Sponsorship Gift Cards (as defined below).
12. Debt
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
Blue Torch Warrant Obligation
In connection with the May 2021 Amendment, the Company agreed to prospectively grant warrants (the “Blue Torch warrant obligation”) to the lenders, so long as the 2020 Term Loan remained outstanding. See Note 18 for further discussion.
The Blue Torch warrant obligation was terminated within the termination of the Company’s financing agreement with Blue Torch Finance LLC ("Blue Torch"), as discussed below.
Senior Secured Notes and March 2023 Extinguishment
On May 5, 2022 (the “issue date”), the Company entered into a note purchase and guarantee agreement (the “note purchase agreement”), which provided for, among other things, the issuance of $30.0 million in aggregate principal amount of senior secured notes due May 5, 2027 (the “senior secured notes”) at a purchase price equal to 94.00% thereof. The proceeds of the senior secured notes were used, together with cash on hand, to repay in full the outstanding amount under the 2020 Term Loan and pay fees and expenses in connection with the transactions contemplated by the note purchase agreement. The Company subsequently terminated its financing agreement, effective as of the issue date, which also resulted in the termination of the Blue Torch warrant obligation.
Note Purchase Agreement Amendment
On March 15, 2023, the Company entered into the note purchase agreement amendment which, among other things, accelerated the repayment of the senior secured notes due originally in May 2027 to an effective maturity of June 2023. The Company agreed to pay the full outstanding principal balance on the senior secured notes in four equal amortization installments of $7.5 million, with the first installment paid in connection with the signing of the note purchase agreement amendment, and with the final installment due on June 15, 2023, including any accrued and unpaid interest. Under the note purchase agreement amendment, the noteholder also agreed to reduce the minimum liquidity covenant amount, which was previously set at $25.0 million, to $17.5 million following the first amortization payment, and to $10.0 million following the first and second amortization payments, until the senior secured notes were repaid in full. Furthermore, conditioned upon the timely payment of all the amortization payments, the noteholder agreed to waive all prepayment premiums and a fee equal to 1.00% of the principal amount of the senior secured notes if the Company had failed to use commercially reasonable efforts to cause 90% of packaging for its meal kit boxes to be recyclable, reusable or compostable that would otherwise have been owed by the Company at maturity in May 2027. On June 9, 2023, the Company repaid its senior secured notes in full.
Note Purchase Agreement Amendment Debt Extinguishment
The Company evaluated the note purchase agreement amendment under ASC 470-50 regarding the modification of an existing debt instrument, which states that if the modification of the terms of an existing debt agreement is considered substantial, the transaction shall be accounted for as an extinguishment, with the net carrying value of the existing debt derecognized and the amended debt instrument then initially recorded at fair value. The Company concluded that the modification was considered substantial and thus recorded a $1.9 million extinguishment loss for the six months ended June 30, 2023 in the Consolidated Statement of Operations.
Senior Secured Notes Terms and Covenants
After receiving a minimum specified bond rating after the issue date, as specified within the terms of the note purchase agreement, the senior secured notes bore interest at a rate equal to 8.875% per annum, which, prior to the note purchase agreement amendment, were payable in arrears on June 30 and December 31 of each calendar year. Prior to the note purchase agreement amendment, the senior secured notes amortized semi-annually in equal installments of $1.5 million beginning on December 31, 2025, with the remaining unpaid principal amount of the senior secured notes due on May 5, 2027.
The Company amortized deferred financing costs using the effective interest method over the life of the debt, in accordance with ASC 835-30, Imputation of Interest. The following table summarizes the presentation of the Company’s debt balances in the Consolidated Balance Sheets as of the dates indicated below:

	Senior secured notes	Debt issuance costs, net	Net
(In thousands)
June 30, 2023
Current portion of long-term debt	$—	$—	$—
Long-term debt	—	—	—
Total	$—	$—	$—

December 31, 2022
Current portion of long-term debt	$30,000	$(2,488)	$27,512
Long-term debt	—	—	—
Total	$30,000	$(2,488)	$27,512
13. Commitments and Contingencies
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
The Company is a party to a lawsuit filed in California Superior Court in Contra Costa County under the California wage and hour laws and the Private Attorneys General Act on behalf of certain non-exempt employees in the Company's former Richmond, California fulfillment center. The complaint was filed on June 21, 2023, and alleges that during the time the Company operated the Richmond, California fulfillment center, the Company failed to pay minimum wages and overtime, provide required meal and rest breaks, provide wages due upon separation from employment, provide accurate wage statements, to non-exempt employees in violation of California law. The Company is in the preliminary stages of reviewing the allegations made in the complaint and believes that it has strong defenses and intend to vigorously defend against this lawsuit. As a result, the Company is currently unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company's consolidated financial position or results of operations.
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
14. Stockholders’ Equity (Deficit)
Public Equity Offerings
During the three months ended June 30, 2023, the Company issued and sold 545,244 shares of its Class A Common Stock via “at-the-market” equity offerings, resulting in $3.5 million of proceeds, net of commissions and offering costs. During the six months ended June 30, 2023, the Company issued and sold 1,935,955 shares of its Class A Common Stock via “at-the-market” equity offerings, resulting in $20.1 million of proceeds, net of commissions and offering costs.
RJB Private Placements
February 2022 Private Placement
On February 14, 2022, the Company entered into a purchase agreement with RJB Partners LLC (“RJB”), an affiliate of Joseph N. Sanberg, an existing stockholder of the Company, under which the Company agreed to issue and sell to RJB units consisting of Class A Common Stock and warrants to purchase shares of Class A Common Stock in a private placement (the “February 2022 Private Placement”) which closed concurrently with the execution of the purchase agreement for an aggregate purchase price of $5.0 million (or $168.00 per unit). In the aggregate, RJB received (i) 29,762 shares of Class A Common Stock, and (ii) warrants to purchase 41,667 shares of Class A Common Stock at exercise prices of $180.00 per share, $216.00 per share, and $240.00 per share, resulting in $4.8 million of proceeds, net of issuance costs.
The shares of Class A Common Stock and warrants were issued separately and constitute separate securities. The Company conducted an assessment of the classification of the warrants issued in the February 2022 Private Placement and, based on their terms, concluded the warrants were equity-classified. Accordingly, the net proceeds were recorded within Additional paid-in capital.
RJB Purchase Agreement
On April 29, 2022, the Company entered into a purchase agreement with RJB (the “RJB Purchase Agreement”). Under the agreement, the Company agreed to issue and sell 277,778 shares of Class A Common Stock for an aggregate purchase price of $40.0 million (or $144.00 per share), of which 138,889 shares of Class A Common Stock were issued and sold to an affiliate of Joseph N. Sanberg for an aggregate purchase price of $20.0 million concurrently with the execution of the agreement, and with the remainder to be issued and sold under a second closing (the "RJB Second Closing"), initially expected to close by May 30, 2022 or such other date as agreed to by the parties.
On August 7, 2022, the Company amended the RJB Purchase Agreement, pursuant to which RJB agreed to purchase from the Company at the RJB Second Closing (i) the 138,889 shares of Class A Common Stock remaining to be issued and sold under the initial RJB Purchase Agreement at a $60.00 price per share, instead of a price of $144.00 per share, and (ii) an additional 694,444 shares of Class A Common Stock at a price of $60.00 per share. Upon execution of the amendment, the RJB Second Closing comprised in the aggregate a purchase price of $50.0 million and 833,333 shares of Class A Common Stock to be issued and sold, as well as agreeing to extend the date of the second closing to on or before August 31, 2022. In addition, pursuant to the amendment, Joseph N. Sanberg agreed to personally guarantee the payment of the aggregate purchase price.

On September 7, 2022, the Company further amended the RJB Purchase Agreement to extend the RJB Second Closing date to September 30, 2022 or such earlier date as may be agreed to by the Company and RJB, and to change the price per share to $67.80 for the purchase of the 833,333 shares of Class A Common Stock remaining to be sold and issued, for an aggregate purchase price of $56.5 million.
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
On December 14, 2022, an affiliate of Sanberg funded $1.0 million under the RJB Purchase Agreement, in exchange for which the Company issued and sold 14,749 shares of its Class A Common Stock, resulting in $0.6 million of proceeds, net of issuance costs. As of the date of this Quarterly Report on Form 10-Q, the remaining $55.5 million of the RJB Purchase Agreement remains unfunded. As such, the Company is permitted to exercise remedies in respect to the Pledged Shares, including foreclosing on the Pledged Shares.
Warrant Terms
Each equity-classified warrant issued by the Company has a term of seven years from the date of issuance. Each such warrant may only be exercised for cash, except in connection with certain fundamental transactions, and no fractional shares will be issued upon exercise of the warrants. The warrants are non-transferable, except in limited circumstances, and have not been and will not be listed or otherwise trade on any stock exchange. The number of shares issuable upon exercise of the warrants and the applicable exercise prices is subject to adjustment upon the occurrence of certain events. See Note 3 for additional information on the Warrant.
As of June 30, 2023, the equity-classified warrants issued by the Company were as follows:

Exercise Price	Issued	Exercised	Outstanding as of June 30, 2023
$0.01	1,268,574		1,268,574
$180.00	543,810	—	543,810
$216.00	271,905	—	271,905
$240.00	135,952	—	135,952
15. Share-based Compensation
The Company recognized share-based compensation for share-based awards in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general and administrative expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Cost of goods sold, excluding depreciation and amortization	$—	$—	$—	$2
Product, technology, general and administrative	953	1,704	2,246	3,875
Total share-based compensation	$953	$1,704	$2,246	$3,877
16. Related Party Transactions
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
On February 2, 2023, the Company and the affiliate terminated the Sustainability Agreement, which released the Company of its remaining payment obligation of $5.5 million. Under the terms of the termination agreement, the Company retained a number of carbon credits purchased for $0.5 million and paid to the Sanberg affiliate as of December 31, 2022. Such retained carbon credits are expected to offset the Company's estimated 2023 and 2024 Scope 1 and Scope 2 emissions. During the six months ended June 30, 2023, the Company retired $0.2 million of carbon offsets, which were recognized in Product, technology, general and administrative expenses.

RJB Private Placements
See Note 14 for information regarding the February 2022 Private Placement and the RJB Purchase Agreement.
The following table summarizes the composition and amounts of the transactions in the Company’s Consolidated Statements of Operations involving its related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Net revenue:
Feeding America bulk sale	$—	$10,000	$—	$10,000
March Sponsorship Gift Cards	$46	$442	$212	$442
Cost of goods sold, excluding depreciation and amortization	$28	$5,468	$136	$5,468
Product, technology, general and administrative	$—	$3,000	$208	$3,000
17. Earnings per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	Class A	Class A	Class A	Class A
(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(61,930)	$(23,326)	$(78,966)	$(62,000)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	6,506,610	2,839,475	6,024,122	2,765,499
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	6,506,610	2,839,475	6,024,122	2,765,499

Net income (loss) per share attributable to common stockholders—basic (1)	$(9.52)	$(8.22)	$(13.11)	$(22.42)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(9.52)	$(8.22)	$(13.11)	$(22.42)
________________________
(1)Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	Class A	Class A	Class A	Class A
Stock options	1,936	2,715	2,030	2,856
Restricted stock units	286,725	210,329	250,028	198,041
Warrants	951,667	951,667	951,667	951,667
Total anti-dilutive securities	1,240,328	1,164,711	1,203,725	1,152,564
18. Fair Value Measurements
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
The Company uses observable market data when available, and minimizes the use of unobservable inputs when determining fair value. The Company did not measure any assets or liabilities at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.
Non-Financial Assets
Certain non-financial assets, such as long-lived assets, are only recorded at fair value if an impairment loss is recognized. Impairment losses recognized as of June 30, 2023 and December 31, 2022 were $1.7 million, $0.0 million, respectively. The following table presents non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses recorded on those assets. Non-recurring fair value measurements for the period ended June 30, 2023, included the following:

	Six Months Ended June 30, 2023
	Carrying value before impairment	Fair value (Level 3)	Impairment Loss

Non-financial assets (in thousands)
Long-lived assets	$1,662	$—	$1,662
See Note 3 and Note 9 for further discussion on the long-lived assets impairment losses.
Warrant Obligation
The Blue Torch warrant obligation issued in conjunction with the May 2021 Amendment, as discussed in Note 12, was accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value (Level 3 within the fair value hierarchy), and was remeasured as of each balance sheet date with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations. The amount of each warrant to be issued under the obligation set forth in the financing agreement was based upon 0.50% of the then-outstanding shares of the Company’s common stock on a fully-diluted basis on the first day of each quarter, beginning on July 1, 2021, so long as the 2020 Term Loan remained outstanding. As such, the fair value of the Blue Torch warrant obligation was calculated using the estimated amount of warrants to be issued over the life of the financing agreement multiplied by the price of the Company’s stock as of the closing date, less $0.01 per share to represent each warrant’s exercise price. The estimated amount of shares to be issued was derived from the Company’s estimate of shares of the Company’s common stock on a fully-diluted basis over the life of the financing agreement.
On May 5, 2022, the Company fully repaid the 2020 Term Loan with the proceeds of its senior secured notes and cash on hand and terminated its financing agreement effective as of the same date, which also resulted in the termination of the warrant obligation. As of May 5, 2022, all warrants that had been issued under the Blue Torch warrant obligation had been exercised in full, resulting in no liability-classified warrants outstanding. See Note 12 for further discussion.
The following table summarizes the changes of the Blue Torch warrant obligation as of June 30, 2022 and December 31, 2021:

	Balance as of December 31, 2021	Loss (gain) on changes in stock price	Loss (gain) on changes in estimated common stock on a fully-diluted basis	Exercise of warrants	Derecognition	Balance as of June 30, 2022
	(In thousands)
Warrant obligation	$9,589	$(1,971)	$153	$(5,050)	$(2,721)	$—

19. Restructuring Costs

In December 2022, the Company implemented a reduction in corporate personnel to better align internal resources with strategic priorities, which resulted in a reduction of approximately 10% of the Company’s total corporate workforce, inclusive of both current and vacant roles. As a result, during the three months ended December 31, 2022, the Company recorded $1.5 million in employee-related expenses in Other operating expense, primarily consisting of severance payments, substantially all of which resulted in cash expenditures in the first half of 2023.

In June 2023, the Company announced the planned departure of an officer of the Company. The Company's Board of Directors approved a severance package for said officer on June 9, 2023. As a result, during the three months ended June 30, 2023, the Company recorded $0.4 million in employee related expenses in Other operating expense, primarily consisting of severance payments, substantially all of which will result in cash expenditures in the second half of 2023 and first quarter of 2024.

Employee-Related Costs
(in thousands)
Balance - December 31, 2022	$1,295
Cash payments	(911)
Balance - March 31, 2023	$384
Charges	408
Cash payments	(307)
Other	(69)
Balance - June 30, 2023	$416

20. Subsequent Events

On July 19, 2023, the Company further executed its planned reduction in corporate personnel, which was previously planned in conjunction with the closing of the FreshRealm Transaction on June 9, 2023. As the Company executes its asset-light model, it is further streamlining its business to better match its resources to this structure. This reduction in corporate personnel resulted in a reduction of approximately 20% of the Company’s total corporate workforce.

As a result of this action, the Company expects to incur approximately $1.3 million in one-time employee-related expenses, primarily consisting of severance, substantially all of which will result in cash expenditures.

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
Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-12 reverse stock split of our Class A common stock that became effective on June 7, 2023, and all references to historical share and per share amounts give effect to the reverse stock split.
Overview
Blue Apron’s vision is Better Living Through Better Food™. Founded in 2012, we are on a mission to spark discovery, connection, and joy through cooking. We offer fresh, chef-designed recipes that empower our customers to embrace their culinary curiosity and challenge their abilities to see what a difference cooking quality food can make in their lives.
Our core product is the meal experience we help our customers create. These experiences extend from discovering new recipes, ingredients, and cooking techniques to preparing meals with families and loved ones to sharing photos and stories of culinary triumphs. Central to these experiences are the original recipes we design with fresh, seasonally-inspired produce and high-quality ingredients sent to our customers.
Central to our operations, we have developed an integrated network that employs technology and expertise across many disciplines. Our supply-demand coordination activities – demand planning, recipe creation, procurement, recipe merchandising, customer service, and marketing – drive our end-to-end value chain.
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
Reverse Stock Split

Following our 2023 Annual Meeting of Stockholders on June 7, 2023, our Board of Directors determined to effect a reverse stock split at a ratio of 1-for-12 and, on June 7, 2023 (the “effective date”), we effected a reverse stock split (the “Reverse Stock Split”) of our outstanding shares of Class A common stock, par value $0.0001 per share (the "Class A common stock") at a ratio of 1-for-12 pursuant to a Certificate of Amendment (the “Certificate of Amendment”) to our Restated Certificate of Incorporation, as amended, filed with the Secretary of State of the State of Delaware. The Reverse Stock Split was reflected on the New York Stock Exchange (the “NYSE”) beginning with the opening of trading on June 8,

2023. Pursuant to the Reverse Stock Split, every 12 shares of our issued and outstanding Class A common stock were automatically converted into one issued and outstanding share of Class A common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who would otherwise be entitled to a fractional share of Class A common stock were instead entitled to receive a cash payment in lieu of such fractional shares. The number of authorized shares of our Class A common stock under our Restated Certificate of Incorporation, as amended, remained unchanged at 1,500,000,000. The Reverse Stock Split affected all issued and outstanding shares of our Class A common stock, and the respective numbers of shares of Class A common stock underlying our outstanding stock options, outstanding restricted stock units, outstanding performance stock units, outstanding warrants and the Company’s equity incentive plans were proportionately adjusted.
Strategic Transaction
On June 9, 2023 (the "Closing Date"), we entered into definitive agreements with FreshRealm, Inc. ("FreshRealm"), pursuant to which, among other things, we sold our production and fulfillment operational infrastructure to FreshRealm, including, among other things, inventory equipment and related know-how, and transferred related personnel relating to our production and fulfillment operations. Concurrently, we executed a 10-year production and fulfillment agreement (the “Production and Fulfillment Agreement”), pursuant to which FreshRealm became the exclusive supplier of our meal kits. The Company also subleased to FreshRealm the Company's fulfillment facilities located in Linden, New Jersey and Richmond, California (the “Facilities” and such transactions, together with the related transactions contemplated thereby, the “FreshRealm Transaction”). On the Closing Date, the Company and FreshRealm entered into an asset purchase agreement (the “Asset Purchase Agreement”), pursuant to which FreshRealm purchased certain assets of the Company relating to the P&F Business conducted by the Company at the Facilities, including, among others, our meal kit inventory and consumable supplies, identified transferred contracts, furnishings and equipment at the Facilities, intellectual property, including certain know-how and the transfer of related personnel. We received an amount in cash equal to $28.5 million, less $3.5 million, which was paid to us in the form of a seller note (the "Seller Note"), less $1.4 million related to all vacation time, sick time and other paid time off accrued by certain personnel related to the P&F Business. We are eligible to receive up to an additional $4.0 million in cash consideration if we achieve certain financial and cost-savings milestones and are in compliance with the Transition Services Agreement (as defined below).

Under the Production and Fulfillment Agreement, we are also eligible to earn up to $17.5 million of volume-based rebates based on the volume of purchases of certain products, including new product launches, above specified target thresholds, as well as the achievement of certain financial targets by us during the term of the Production and Fulfillment Agreement.

Our consolidated financial statements and the results of operations have not materially changed as a result of the FreshRealm Transaction as we continue to sell our products, with the only change being that FreshRealm is now the exclusive supplier of our products.
See Note 3 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about the FreshRealm Transaction.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net revenue	$106,229	$124,237	$219,309	$241,988
Net income (loss)	$(61,930)	$(23,326)	$(78,966)	$(62,000)
Adjusted EBITDA	$(2,617)	$(16,178)	$(11,308)	$(47,612)
Net cash from (used in) operating activities	$(5,157)	$(18,347)	$(14,676)	$(47,172)
Free cash flow	$(6,111)	$(20,011)	$(16,908)	$(50,157)

	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Orders (in thousands)	1,403	1,608	1,460	1,548	1,701
Customers (in thousands)	267	326	298	323	349
Average Order Value	$75.66	$70.27	$73.15	$70.83	$67.14
Orders per Customer	5.3	4.9	4.9	4.8	4.9
Average Revenue per Customer	$397	$346	$358	$340	$328
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
Customers
We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine, or market products sold on our e-commerce platforms and, beginning in the second quarter of 2022, through third-party sales platforms in a given reporting period. For example, the number of Customers in the three and six months ended June 30, 2023 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine, or market products in the quarter ended June 30, 2023, including sales made on third-party sales platforms. We view the number of Customers as a key indicator of our scale and financial performance, however Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our Customers. Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer, and Average Revenue per Customer.
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

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest income (expense), net, other operating expense, gain (loss) on extinguishment of debt, gain (loss) on transaction, other income (expense), net, benefit (provision) for income taxes, depreciation and amortization, and share-based compensation expense. We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results. Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP.
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
Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter. We anticipate that the first quarter of each year will generally represent our strongest quarter in terms of customer engagement. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we generally anticipate lower customer engagement. However, seasonal trends may be masked and impacted by marketing investments. We also anticipate that our net revenue will be impacted by the execution of strategic priorities, including our ability to develop and execute product expansion initiatives, pricing updates, as well as the timing and extent of the sale and issuance of gift cards and the associated revenue upon the redemption of those gift cards, which generally occurs within one year of gift card issuance. Net revenue will also be impacted by gift card breakage revenue, which is our estimate of the portion of our gift card balance not expected to be redeemed. During 2022, we entered into various agreements and amendments to such agreements with related parties under which we ultimately agreed to issue $27.5 million (net of promotional discounts) of gift cards, which may result in higher levels of gift card breakage revenue and which may inflate net revenue or mask seasonal trends in future periods. As of the date of this Quarterly Report on Form 10-Q, $12.7 million of gift card proceeds from the related party have not been funded, and no gift cards have yet been issued against those amounts. See Note 16 to the accompanying consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. As part of the execution of our strategic priorities, we significantly increased marketing expenses toward the end of the fourth quarter of 2021 and throughout most of 2022. However, in December 2022, we announced that we were focused on driving towards profitability in the future and plan to significantly reduce marketing expenses in 2023, which is expected to negatively impact customers and net revenue in 2023. Our ability to grow net revenue and increase marketing expenses in the future are dependent upon our ability to implement our operating plan on our planned timeline and the sufficiency of our cash resources.
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
As of June 9, 2023, the production and fulfillment of our meal-kits is exclusively supplied by FreshRealm. Pursuant to the Production and Fulfillment Agreement, until September 1, 2023, we will pay FreshRealm a price for our meal kits equal to the actual cost to FreshRealm for the products and fulfillment services. Commencing on September 1, 2023, we will pay FreshRealm a price equal to the sum of (A) the Recipe Ingredient Cost; (B) the NPI Product Price; (C) the Fulfillment Cost; (D) the EOL Quarterly Surcharge; and (E) the FR Margin (each as defined in the Production and Fulfillment Agreement).
Over time, we expect such expenses to decrease as a percentage of net revenue as we realize the benefits we expect to receive from the FreshRealm Transaction, including from FreshRealm's economies of scale and, if earned, as we recognize the up to $17.5 million of volume-based rebates under the Product and Fulfillment Agreement, which are discussed in more detail above.
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
As part of the execution of our strategic priorities in prior periods, we increased marketing expenses toward the end of the fourth quarter of 2021 and throughout most of 2022. However, in December 2022, we determined to significantly reduce marketing expenditures, and we expect marketing expenses to decrease meaningfully, both in absolute dollars and as a percentage of net revenue in 2023 compared to 2022, as we prioritize profitability and marketing efficiency. Our ability to increase marketing expenses in the future is dependent upon the sufficiency of our cash resources, including our ability to (i) earn up to $4.0 million in additional cash consideration under the asset purchase agreement we entered into with FreshRealm in connection with the FreshRealm Transaction, (ii) realize the benefit of the full $3.5 million promissory note issued in connection with the FreshRealm Transaction, and (iii) achieve the up to $17.5 million of volume-based rebates under the production and fulfillment agreement we entered into with FreshRealm, (b) the ability of

FreshRealm to cost effectively price the production and fulfillment of our meal kits and other products, or (c) our ability, if we are unable to successfully implement our operating strategy, to recognize the benefits of our identified expense reductions, including our recent headcount reductions, or raise additional capital or funding, including through (i) our February 2023 ATM (as defined below) or otherwise, (ii) receiving all or a sufficient portion of the remaining $68.2 million due to us in connection with the $56.5 million private placement and the $12.7 million gift card transaction with certain affiliates of Joseph N. Sanberg, or (iii) the disposition of some or all of the pledged securities securing the private placement obligation.

We anticipate that our marketing strategies, including the timing and extent of our marketing expenses, will be informed by the sufficiency of our cash resources, our strategic priorities, our ability to execute on our strategic priorities, the seasonal trends in our business, our marketing technology capabilities, and the competitive landscape of our market, and will fluctuate from quarter-to-quarter and have a significant impact on our quarterly results of operations. We also anticipate that our future marketing strategies and investments may continue to be impacted by macroeconomic and other factors.
Product, Technology, General and Administrative
Product, technology, general and administrative expenses ("PTGA") consist of costs related to the development of our products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities’ costs such as occupancy and rent costs for our corporate offices and fulfillment centers; professional fees; payment processing fees; the retirement of carbon offsets; and other general corporate and administrative costs.

On June 9, 2023, FreshRealm purchased certain assets of ours relating to our production and fulfillment operations conducted at the Facilities, including PTGA expenses related to the P&F Business. Under the Production and Fulfillment Agreement, we will incur an annual baseline PTGA fee, which represents operating overhead costs allocated to us by FreshRealm. Commencing on January 1, 2024 and continuing thereafter until the end of the term of the Production and Fulfillment Agreement, the annual baseline PTGA fee will be reduced by approximately $10.0 million, subject to annual adjustments in accordance with an inflationary index.

We expect these expenses to decrease in absolute dollars in 2023 compared to 2022, as we realize savings from the corporate workforce reductions announced in December 2022 and July 2023 and continue to streamline our cost structure
Depreciation and Amortization
Depreciation and amortization consists of depreciation expense for our property and equipment and amortization expense for capitalized software development costs and finance leases.
Other operating expense
Other operating expense includes transaction costs and severance-related expenses associated with the FreshRealm Transaction, as well as impairment losses on long-lived assets.
Gain (Loss) on Extinguishment of Debt
Gain (loss) on extinguishment of debt relates to the extinguishment gains or losses recorded upon the amendment of our financing arrangements.
Gain (Loss) on Transaction
Gain (loss) on transaction represents the loss on sale to FreshRealm of certain assets related to the company's production and fulfillment operations.
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest expense on our previous outstanding borrowings and finance leases.

Other Income (Expense), Net
Other income (expense), net consisted of the change in fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period, as well as the gain recorded upon its derecognition during the three months ended June 30, 2022.
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
Results of Operations
The following sets forth our consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$106,229	$124,237	$219,309	$241,988
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	66,001	81,158	138,614	160,648
Marketing	9,357	21,776	24,084	49,690
Product, technology, general and administrative	34,441	39,185	70,165	83,139
Depreciation and amortization	3,180	5,593	7,402	11,126
Other operating expense	5,846	—	5,846	—
Total operating expenses	118,825	147,712	246,111	304,603
Income (loss) from operations	(12,596)	(23,475)	(26,802)	(62,615)
Gain (loss) on extinguishment of debt	—	650	(1,850)	650
Gain (loss) on transaction	(48,554)	—	(48,554)	—
Interest income (expense), net	(774)	(834)	(1,747)	(2,003)
Other income (expense), net	—	387	—	2,033
Income (loss) before income taxes	(61,924)	(23,272)	(78,953)	(61,935)
Benefit (provision) for income taxes	(6)	(54)	(13)	(65)
Net income (loss)	$(61,930)	$(23,326)	$(78,966)	$(62,000)

The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	62.1%	65.3%	63.2%	66.4%
Marketing	8.8%	17.5%	11.0%	20.5%
Product, technology, general and administrative	32.4%	31.5%	32.0%	34.4%
Depreciation and amortization	3.0%	4.5%	3.4%	4.6%
Other operating expense	5.5%	—%	2.7%	—%
Total operating expenses	111.9%	118.9%	112.2%	125.9%
Income (loss) from operations	(11.9)%	(18.9)%	(12.2)%	(25.9)%
Gain (loss) on extinguishment of debt	—%	0.5%	(0.8)%	0.3%
Gain (loss) on transaction	(45.7)%	—%	(22.1)%	—%
Interest income (expense), net	(0.7)%	(0.7)%	(0.8)%	(0.8)%
Other income (expense), net	—%	0.3%	—%	0.8%
Income (loss) before income taxes	(58.3)%	(18.7)%	(36.0)%	(25.6)%
Benefit (provision) for income taxes	—%	—%	—%	—%
Net income (loss)	(58.3)%	(18.8)%	(36.0)%	(25.6)%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Net Revenue

	Three Months Ended June 30,		% Change
	2023	2022
	(In thousands)
Net revenue	$106,229	$124,237	(14)%
Net revenue decreased by $18.0 million, or 14%, to $106.2 million for the three months ended June 30, 2023 from $124.2 million for the three months ended June 30, 2022. The decrease in net revenue was primarily due to the one-time $10.0 million of net revenue from the Feeding America bulk sale recognized during the three months ended June 30, 2022, as well as decreases in Customers and Orders, driven by a deliberate reduction in marketing, partially offset by an increase in Average Order Value due to pricing increases and advances in product innovation and variety.
Operating Expenses
Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended June 30,		% Change
	2023	2022
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$66,001	$81,158	(19)%
% of net revenue	62.1%	65.3%
Cost of goods sold, excluding depreciation and amortization, decreased by $15.2 million, or 19%, to $66.0 million for the three months ended June 30, 2023 from $81.2 million for the three months ended June 30, 2022. The decrease was primarily due to the decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 62.1% for the three months ended June 30, 2023 from 65.3% for the three months ended June 30, 2022. The decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:
•a decrease of 310 basis points in food and product packaging due to greater efficiencies and lower yield losses;
•a decrease of 40 basis points in shipping and fulfillment packaging due to less express shipping and better truck utilization, resulting in shipping cost efficiencies; partially offset by
•an increase of 30 basis points in labor costs due higher costs of benefits.
In addition to the drivers described above, pricing increases in 2023 driving improved Average Order Value also contributed to the decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue.
There was no material impact on cost of goods sold, excluding depreciation and amortization, as a result of the FreshRealm Transaction for the three months ended June 30, 2023 as the price to fulfill the orders were at cost.
Marketing

	Three Months Ended June 30,		% Change
	2023	2022
	(In thousands)
Marketing	$9,357	$21,776	(57)%
% of net revenue	8.8%	17.5%
Marketing expenses decreased by $12.4 million, or 57%, to $9.4 million for the three months ended June 30, 2023 from $21.8 million for the three months ended June 30, 2022. The decrease was seen across online paid channels, offline paid channels, and our customer referral program. As a percentage of net revenue, marketing expenses decreased to 8.8% for the three months ended June 30, 2023 from 17.5% for the three months ended June 30, 2022. This decrease as a percentage of net revenue included decreases of 550 basis points in online paid channels, 310 basis points in offline paid channels, and 10 basis points in our customer referral program. The decrease in marketing expenses was primarily driven by our expense management and marketing efficiency initiatives.
Product, Technology, General and Administrative

	Three Months Ended June 30,		% Change
	2023	2022
	(In thousands)
Product, technology, general and administrative	$34,441	$39,185	(12)%
% of net revenue	32.4%	31.5%
Product, technology, general and administrative expenses decreased by $4.7 million, or 12%, to $34.4 million for the three months ended June 30, 2023 from $39.2 million for the three months ended June 30, 2022. This decrease was primarily driven by our expense management initiatives, including:
•a decrease of $5.0 million in personnel costs, primarily driven by a decrease in salaries, bonus expense and share-based compensation expense following the corporate headcount reduction in December 2022;
•a decrease of $1.7 million in corporate overhead and administrative costs, driven by a decrease in external consulting spend; and
•a decrease of $1.4 million in facilities costs for our corporate offices and fulfillment centers, primarily driven by the transfer of certain costs associated with the P&F Business to FreshRealm following the FreshRealm Transaction; partially offset by

•an increase of $3.4 million for the product, technology, general and administrative platform fee charged by FreshRealm.
As a percentage of net revenue, product, technology, general and administrative expenses increased 90 basis points to 32.4% for the three months ended June 30, 2023 from 31.5% for the three months ended June 30, 2022, primarily due to a reduction in net revenue.
As we execute on the asset-light model, we further streamlined our business to better match our resources to this structure. In July 2023, we implemented a corporate workforce reduction. This reduction in corporate personnel resulted in a reduction of approximately 20% of our then total corporate workforce. These reductions are expected to drive additional annualized cost savings of approximately $7.0 million.
Depreciation and Amortization

	Three Months Ended June 30,		% Change
	2023	2022
	(In thousands)
Depreciation and amortization	$3,180	$5,593	(43)%
% of net revenue	3.0%	4.5%
Depreciation and amortization decreased by $2.4 million, or 43%, to $3.2 million for the three months ended June 30, 2023 from $5.6 million for the three months ended June 30, 2022. This decrease was primarily due to the sale of certain property and equipment assets related to the Company's production and fulfillment business to FreshRealm. As a percentage of net revenue, depreciation and amortization decreased to 3.0% for the three months ended June 30, 2023 from 4.5% for the three months ended June 30, 2022.
Other Operating Expense

Other operating expense for the three months ended June 30, 2023 and 2022 was $5.8 million and $0.0 million, respectively. Other operating expense during the three months ended June 30, 2023 includes $3.8 million of transaction costs, $1.7 million of impairment losses on long-lived assets and $0.3 million of severance-related expenses associated with the FreshRealm Transaction.
Income (Loss) from Operations

	Three Months Ended June 30,		% Change
	2023	2022
	(In thousands)
Income (loss) from operations	$(12,596)	$(23,475)	(46)%
% of net revenue	(11.9)%	(18.9)%
Income (loss) from operations for the three months ended June 30, 2023 and 2022 was $(12.6) million and $(23.5) million, respectively. This change was primarily driven by a decrease in operating expenses of $(28.9) million, partially offset by a decrease in net revenue of $18.0 million. As a percentage of net revenue, income (loss) from operations was (11.9)% and (18.9)% for the three months ended June 30, 2023 and 2022, respectively. This change was primarily driven by decreases as a percentage of net revenue in marketing expenses, cost of goods sold, excluding depreciation and amortization, and depreciation and amortization, partially offset by increases as a percentage of net revenue in other operating expenses and product, technology, general and administrative expenses, for the reasons set forth above.
Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt for the three months ended June 30, 2023 and 2022 was $0.0 million and $0.7 million, respectively. This change was due to the extinguishment gain recorded upon the termination of the financing agreement in May 2022.

Gain (Loss) on Transaction

Gain (loss) on transaction for the three months ended June 30, 2023 and 2022 was $(48.6) million and $0.0 million, respectively, reflecting the loss on sale to FreshRealm of certain assets related to the company's production and fulfillment operations during the three months ended June 30, 2023.
Interest Income (Expense), Net
Interest income (expense), net for the three months ended June 30, 2023 and 2022 was $(0.8) million and $(0.8) million, respectively.
Other Income (Expense), net
Other income (expense), net for the three months ended June 30, 2023 and 2022 was $0.0 million and $0.4 million, respectively. This change consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement, as well as the gain recorded upon its derecognition during the three months ended June 30, 2022.
Benefit (Provision) for Income Taxes
The provision for income taxes recorded in the three months ended June 30, 2023 and 2022 reflects state income taxes in a jurisdiction for which net operating losses were not available to offset our tax obligation.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net Revenue

	Six Months Ended June 30,		% Change
	2023	2022
	(In thousands)
Net revenue	$219,309	$241,988	(9)%
Net revenue decreased by $22.7 million, or 9%, to $219.3 million for the six months ended June 30, 2023 from $242.0 million for the six months ended June 30, 2022. The decrease in net revenue was primarily due to the one-time $10.0 million of net revenue from the Feeding America bulk sale recognized during the three months ended June 30, 2022, as well as decreases in Customers and Orders, driven by a deliberate reduction in marketing, partially offset by an increase in Average Order Value due to pricing increases and advances in product innovation and variety.
Operating Expenses
Cost of Goods Sold, excluding Depreciation and Amortization

	Six Months Ended June 30,		% Change
	2023	2022
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$138,614	$160,648	(14)%
% of net revenue	63.2%	66.4%
Cost of goods sold, excluding depreciation and amortization, decreased by $22.0 million, or (14)%, to $138.6 million for the six months ended June 30, 2023 from $160.6 million for the six months ended June 30, 2022. The decrease was primarily due to the decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 63.2% for the six months ended June 30, 2023 from 66.4% for the six months ended June 30, 2022. The decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:
•a decrease of 210 basis points in food and product packaging due to greater efficiencies and lower yield losses;

•a decrease of 70 basis points in labor due to increased productivity in the fulfillment centers and less reliance on higher priced temporary labor; and
•a decrease of 40 basis points in shipping and fulfillment packaging due to less express shipping and better truck utilization, resulting in shipping cost efficiencies.
In addition to the operational efficiencies described above, pricing increases driving improved Average Order Value also contributed to the decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue.
There was no material impact on cost of goods sold, excluding depreciation and amortization, as a result of the FreshRealm Transaction for the six months ended June 30, 2023 as the price to fulfill the orders were at cost.
Marketing

	Six Months Ended June 30,		% Change
	2023	2022
	(In thousands)
Marketing	$24,084	$49,690	(52)%
% of net revenue	11.0%	20.5%
Marketing expenses decreased by $25.6 million, or 52%, to $24.1 million for the six months ended June 30, 2023 from $49.7 million for the six months ended June 30, 2022. The decrease was seen across online paid channels, offline paid channels, and our customer referral program. As a percentage of net revenue, marketing expenses decreased to 11.0% for the six months ended June 30, 2023 from 20.5% for the six months ended June 30, 2022. This decrease as a percentage of net revenue included decreases of 650 basis points in online paid channels, 270 basis points in offline paid channels, and 30 basis points in our customer referral program. The decrease in marketing expenses was primarily driven by our expense management and marketing efficiency initiatives.
Product, Technology, General and Administrative

	Six Months Ended June 30,		% Change
	2023	2022
	(In thousands)
Product, technology, general and administrative	$70,165	$83,139	(16)%
% of net revenue	32.0%	34.4%
Product, technology, general and administrative expenses decreased by $12.9 million, or 16%, to $70.2 million for the six months ended June 30, 2023 from $83.1 million for the six months ended June 30, 2022. This decrease was primarily driven by our expense management initiatives, including:
•a decrease of $7.5 million in personnel costs, primarily driven by a decrease in salaries, bonus expense and share-based compensation expense following the corporate headcount reduction in December 2022;
•a decrease of $5.3 million in facilities costs for our corporate offices and fulfillment centers, primarily driven by the $3.0 million retirement of carbon offsets during the six months ended June 30, 2022, compared to the $0.2 million of carbon offsets retired during the six months ended June 30, 2023, as well as due to the transfer of certain production and fulfillment business costs to FreshRealm following the FreshRealm Transaction; and
•a decrease of $3.5 million in corporate overhead and administrative costs, driven by a decrease in external consulting spend; partially offset by
•an increase of $3.4 million for the product, technology, general and administrative platform fee charged by FreshRealm.

As a percentage of net revenue, product, technology, general and administrative expenses decreased 240 basis points to 32.0% for the six months ended June 30, 2023 from 34.4% for the six months ended June 30, 2022, primarily due to our expense management initiatives.
As we execute on the asset-light model, we further streamlined our business to better match our resources to this structure. In July 2023, we implemented a corporate workforce reduction. This reduction in corporate personnel resulted in a reduction of approximately 20% of our then total corporate workforce. These reductions are expected to drive additional annualized cost savings of approximately $7.0 million.
Depreciation and Amortization

	Six Months Ended June 30,		% Change
	2023	2022
	(In thousands)
Depreciation and amortization	$7,402	$11,126	(33)%
% of net revenue	3.4%	4.6%
Depreciation and amortization decreased by $3.7 million, or 33%, to $7.4 million for the six months ended June 30, 2023 from $11.1 million for the six months ended June 30, 2022. This decrease was primarily due to the sale of certain property and equipment assets related to its production and fulfillment business to FreshRealm. As a percentage of net revenue, depreciation and amortization decreased to 3.4% for the six months ended June 30, 2023 from 4.6% for the six months ended June 30, 2022.

Other Operating Expense

Other operating expense for the six months ended June 30, 2023 and 2022 was $5.8 million and $0.0 million, respectively. Other operating expense during the six months ended June 30, 2023 includes $3.8 million of transaction costs, $1.7 million of impairment losses on long-lived assets and $0.3 million of severance-related expenses associated with the FreshRealm Transaction.
Income (Loss) from Operations

	Six Months Ended June 30,		% Change
	2023	2022
	(In thousands)
Income (loss) from operations	$(26,802)	$(62,615)	(57)%
% of net revenue	(12.2)%	(25.9)%
Income (loss) from operations for the six months ended June 30, 2023 and 2022 was $(26.8) million and $(62.6) million, respectively. This change was primarily driven by a decrease in operating expenses of $(58.5) million, partially offset by a decrease in net revenue of $22.7 million. As a percentage of net revenue, income (loss) from operations was (12.2)% and (25.9)% for the six months ended June 30, 2023 and 2022, respectively. This change was primarily driven by decreases as a percentage of net revenue in marketing expenses, cost of goods sold, excluding depreciation and amortization, product, technology, general and administrative expenses, and depreciation and amortization, partially offset by an increase as a percentage of net revenue in other operating expense for the reasons set forth above.
Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt for the six months ended June 30, 2023 and 2022 was $(1.9) million and $0.7 million, respectively. This change was due to the extinguishment loss recorded upon the amendment of the note purchase agreement in March 2023, as compared to the extinguishment gain recorded upon the termination of the financing agreement in May 2022.
Gain (Loss) on Transaction

Gain (loss) on transaction for the six months ended June 30, 2023 and 2022 was $48.6 million and $0.0 million, respectively, reflecting the loss on sale to FreshRealm of certain assets related to the company's production and fulfillment operations during the six months ended June 30, 2023.
Interest Income (Expense), Net
Interest income (expense), net for the six months ended June 30, 2023 and 2022 was $(1.7) million and $(2.0) million, respectively. This change was primarily due to decreased interest expense incurred on outstanding borrowings.
Other Income (Expense), net
Other income (expense), net for the six months ended June 30, 2023 and 2022 was $0.0 million and $2.0 million, respectively. This change consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement, as well as the gain recorded upon its derecognition during the six months ended June 30, 2022.
Benefit (Provision) for Income Taxes
The provision for income taxes recorded in the six months ended June 30, 2023 and 2022 reflects state income taxes in a jurisdiction for which net operating losses were not available to offset our tax obligation.
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
•adjusted EBITDA excludes other operating expense, as other operating expense represents transaction costs, impairment losses on long-lived assets and severance-related expenses associated with the FreshRealm Transaction;
•adjusted EBITDA excludes gains and losses on extinguishments of debt, as these primarily represent non-cash accounting adjustments;

•adjusted EBITDA excludes loss on the FreshRealm Transaction, as this primarily represents a non-recurring non-cash accounting adjustment;
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
The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(61,930)	$(23,326)	$(78,966)	$(62,000)
Share-based compensation	953	1,704	2,246	3,877
Depreciation and amortization	3,180	5,593	7,402	11,126
Other operating expense	5,846	—	$5,846	$—
Loss (gain) on extinguishment of debt	—	(650)	1,850	(650)
Loss (gain) on transaction	48,554	—	48,554	—
Interest (income) expense, net	774	834	1,747	2,003
Other (income) expense, net	—	(387)	—	(2,033)
Provision (benefit) for income taxes	6	54	13	65
Adjusted EBITDA	$(2,617)	$(16,178)	$(11,308)	$(47,612)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(5,157)	$(18,347)	$(14,676)	$(47,172)
Purchases of property and equipment	(954)	(1,664)	(2,232)	(2,985)
Free cash flow	$(6,111)	$(20,011)	$(16,908)	$(50,157)
Liquidity and Capital Resources
The following table shows our cash and cash equivalents, accounts receivable, net, restricted cash, and working capital as of the dates indicated:

	June 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$30,027	$33,476
Accounts receivable, net	$89	$556
Restricted cash included in Prepaid expenses and other assets	$72	$111
Restricted cash included in Other noncurrent assets	$1,069	$1,069
Working capital (1)	$(41,247)	$(33,283)
(1)We define working capital as the difference between our current assets (excluding cash and cash equivalents and the seller note receivable, net) and current liabilities (excluding the current portion of long-term debt).
Sources of Liquidity

As of June 30, 2023, our principal source of liquidity was cash and cash equivalents of $30.0 million. Our cash requirements are principally for working capital and capital expenditures to support our business, including investment in marketing to support the execution on our strategic priorities, investment in capitalized software costs to support business initiatives and ongoing product expansion, and investments in sustainability efforts. On February 10, 2023, we launched an "at-the-market" equity offering for sale from time to time of up to $70.0 million of Class A common stock (the "February 2023 ATM"), under which we had $65.8 million remaining to be issued as of June 30, 2023.
As of the date of this Quarterly Report on Form 10-Q, the remaining $55.5 million owed under the RJB Purchase Agreement (as defined in Note 14) and the remaining $12.7 million owed under the Sponsorship Gift Cards Agreement (as defined in Note 16), both due from affiliates of Joseph N. Sanberg, an existing stockholder, remain unfunded. While a Sanberg affiliate has granted us a security interest in equity shares of certain privately-held issuers as collateral for the RJB Purchase Agreement (the "Pledged Shares"), which we have the right to foreclose on and take ownership, options to monetize the Pledged Shares are currently being evaluated, although the timing and proceeds from any such monetization are unknown and the proceeds, if and when realized, may not be sufficient to satisfy the entire outstanding amount under the RJB Purchase Agreement.
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

Known Liquidity Trends
We have a history of significant net losses, including $79.0 million and $62.0 million for the six months ended June 30, 2023 and 2022, respectively, and operating cash flows of $(14.7) million and $(47.2) million for each of the six months ending June 30, 2023 and 2022, respectively. Our current operating plan indicates we will continue to incur net losses and generate negative cash flows from operating activities for the next twelve months.
On June 9, 2023, we entered into definitive agreements with FreshRealm, pursuant to which, among other things, we sold our production and fulfillment operational infrastructure to FreshRealm, including, among other things, inventory, equipment and related know-how and transferred related personnel relating to our production and fulfillment operations. Concurrently, we executed the Production and Fulfillment Agreement, pursuant to which FreshRealm became the exclusive supplier of our meal kits. We also subleased to FreshRealm the Facilities. As consideration for the FreshRealm Transaction, on the Closing Date, we received approximately $23.6 million of net cash proceeds upfront and are eligible to receive up to $25.0 million of additional value primarily through a cash earnout if we have achieved certain financial and cost-savings milestones and future rebates that we can earn based on volume of purchases of certain products from FreshRealm above specified threshold as well as the achievement of certain financial targets under the Production and Fulfillment Agreement. With a portion of the proceeds of the FreshRealm Transaction, we also repaid our remaining outstanding senior secured notes in full. See Note 3 to the Consolidated Financial Statements for further discussion regarding the FreshRealm Transaction.

With the completion of the FreshRealm Transaction, we have further streamlined our cost structure and reduced our negative operating cash flows. Our operating plans are focused on continuing to optimize our cost structure and growing our revenues in order to earn the volume-based rebates on future meal-kit volumes and new product initiatives and to thereby achieve profitability. Our ability to continue as a going concern is dependent upon our ability to implement our operating plan on our anticipated timeline. Although we believe that it is reasonably possible that we will be able to successfully execute our operating plan in a timely manner, it is less than probable to sufficiently alleviate substantial doubt as of the date of financial statement issuance.
Cash Flows
The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash from (used in) operating activities	$(14,676)	(47,172)
Net cash from (used in) investing activities	21,440	(2,874)
Net cash from (used in) financing activities	(10,252)	21,915
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,488)	(28,131)
Cash, cash equivalents, and restricted cash–beginning of period	34,656	83,597
Cash, cash equivalents, and restricted cash–end of period	$31,168	$55,466
Net Cash from (used in) Operating Activities
Net cash from (used in) operating activities consists of net income (loss) adjusted for primarily non-cash items and changes in operating assets and liabilities.
Net cash from (used in) operating activities for the six months ended June 30, 2023 decreased by $32.5 million versus the six months ended June 30, 2022, primarily driven by a $(17.0) million increase in net income (loss) as well as an increase of $49.6 million due to the impact of non-cash items, partially offset by a decrease from changes in working capital of $0.1 million. The decrease due to changes in working capital were primarily due to decreases of:
•$8.4 million resulting from changes in deferred revenue, primarily due to our related party’s purchase of $9.0 million of unredeemed gift cards during the six months ended June 2022; and
•$1.7 million resulting from changes in accounts payable and accrued expenses and other current liabilities, primarily driven by decreased spending year over year.

These decreases in working capital were partially offset by increases in working capital due to:
•$(10.0) million resulting from changes in related party receivables, due to the timing of payments with our related parties.
Net Cash from (used in) Investing Activities
Net cash from (used in) investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.
For the six months ended June 30, 2023, net cash from (used in) investing activities was $21.4 million and consisted primarily of $23.6 million of proceeds from the sale to FreshRealm of certain assets related to the Company's production and fulfillment operations, partially offset by $(2.2) million for purchases of property and equipment, of which $(2.2) million relates to capitalized software costs, to support business initiatives and ongoing product expansion.
In the future we expect to incur capital expenditures primarily related to capitalized software costs. As of June 30, 2023, our projected capital expenditures are expected to amount to approximately $2.0 million to $4.0 million in the aggregate over the next 12 months. The timing and amount of our projected expenditures is dependent upon a number of factors, including our ability to successfully implement our operating plan, and may vary significantly from our estimates.
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
For the six months ended June 30, 2023, net cash from (used in) financing activities was $(10.3) million and consisted primarily of repayments of debt and payments of debt and equity issuance costs, partially offset by net proceeds relating to our "at-the-market" equity offerings.
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
Our free cash flow was $(16.9) million and $(50.2) million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, free cash flow consisted of $(14.7) million of net cash from (used in) operating activities and $(2.2) million for purchases of property and equipment, of which approximately $(2.2) million relates to capitalized software costs.
For the six months ended June 30, 2022, free cash flow consisted of $(47.2) million of net cash from (used in) operating activities and $(3.0) million for purchases of property and equipment, of which approximately $(1.7) million relates to capitalized software costs.
Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.
NYSE Deficiency
On December 21, 2022, we were notified by the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE’s continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our last reported stockholders’ equity was less than $50.0 million. As required by the NYSE, on January 6, 2023, we notified the NYSE of our intent to cure the deficiency and restore our compliance with the NYSE continued listing standards. In accordance with applicable NYSE procedures, on February 6, 2023, we submitted a plan advising the NYSE of the definitive actions we have taken and are taking, that would bring us into compliance with the NYSE continued listing standards within 18 months of receipt of the written notice. On February 28, 2023, the NYSE accepted the plan and our Class A common stock will continue to be listed and traded on the NYSE during the 18-month period from December 21, 2022, subject to our compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan. We can provide no assurances that we will be able to satisfy any of the steps outlined in the plan approved by the NYSE and maintain the listing of our shares on the NYSE. The notice has no immediate impact on the listing of our Class A common stock which will continue to trade on the NYSE during the cure period. We intend to seek to regain compliance with the NYSE global market capitalization listing standard.

In addition, the notice further notified us that we no longer satisfied the continued listing compliance standard set forth Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 per share over a consecutive 30-day trading period. We completed a 1-for-12 reverse stock split of our Class A common stock on June 8, 2023. We regained compliance with the continued listing compliance standard set forth in Section 802.01C of the NYSE Listed Company Manual after the average closing price of our Class A common stock was above $1.00 per share over a consecutive 30-day trading period. On June 21, 2023, we received a letter from the NYSE notifying us that we had regained compliance with the continued listing compliance standard set forth in Section 802.01C of the NYSE Listed Company Manual.

    As of the date of this Quarterly Report on Form 10-Q, we have not yet regained compliance with Section 802.01B of the NYSE Listed Company Manual. Although we have remained in compliance with Section 802.01C of the NYSE Listed Company Manual, there is no assurance that our efforts will be successful to regain compliance with Section 802.01B of the NYSE Listed Company Manual, nor is there any assurance that we will remain in compliance with other NYSE continued listing standards in the future, including Section 802.01C of the NYSE Listed Company Manual. Any potential delisting of our Class A common stock from the NYSE would likely result in decreased liquidity and increased volatility for our Class A common stock and would adversely affect our ability to raise additional capital or enter into strategic transactions. As of the date of this Quarterly Report on Form 10-Q, we have not yet regained compliance with either of the above-mentioned NYSE continued listing standards.
Contractual Obligations
In connection with the execution of the Asset Purchase Agreement as described in Note 3 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we entered into sublease agreements with FreshRealm for our Richmond, California and Linden, New Jersey fulfillment centers. The sublease agreements entitle us to future sublease income of $12.2 million, of which $7.1 million is receivable in the next 12 months. Other than the borrowings disclosed above in the "Known Liquidity Trends” section and changes which occur in the normal course of business, as of June 30, 2023, there were no other significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
Off-Balance Sheet Arrangements
As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, except for letters of credit entered into in the normal course of business as discussed above.
Related Party Transactions
For information regarding related party transactions, see Note 16, Related Party Transactions, included in Part I, Item 1, Notes to Consolidated Financial Statements, in this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. As described below, we previously identified a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a lawsuit filed in California Superior Court in Contra Costa County under the California wage and hour laws and the Private Attorneys General Act on behalf of certain non-exempt employees in our former Richmond, California fulfillment center. The complaint was filed on June 21, 2023, and alleges that during the time we operated the Richmond, California fulfillment center, we failed to pay minimum wages and overtime, provide required meal and rest breaks, provide wages due upon separation from employment, provide accurate wage statements, to non-exempt employees in violation of California law. We are in the preliminary stages of reviewing the allegations made in the complaint and we believe that we have strong defenses and intend to vigorously defend against this lawsuit. As a result, we are currently unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on our consolidated financial position or results of operations.
From time to time we may become involved in other legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of such litigation and claims cannot be predicted with certainty, we currently believe that there are no ordinary course matters that will have a material adverse effect on our business, operating results, financial conditions, or cash flows. Regardless of the outcome, any such litigation and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

Risks Related to Our Business and Industry

We are dependent on FreshRealm, as the exclusive supplier of our meal kits to manufacture and distribute our meal kits to our customers, pursuant to the production and fulfillment agreement dated June 9, 2023 between us and FreshRealm (the “production and fulfillment agreement”). If our strategic partnership with FreshRealm is not successful, including if we do not achieve volume-based rebates during the term of the production and fulfillment agreement or achieve certain milestones under that certain asset purchase agreement with FreshRealm (the “asset purchase agreement”) or if there are changes to the quality of our products or changes to the fees charged to us for the production and fulfillment of our products, then our business could be materially adversely affected.
On June 9, 2023 (the "Closing Date"), we entered into definitive agreements with FreshRealm, pursuant to which, among other things, we sold our production and fulfillment operational infrastructure to FreshRealm, including, among other things, equipment, inventory and know-how relating to our production and fulfillment operations and transferred related personnel that worked in our fulfillment operations; concurrently executed the production and fulfillment agreement, pursuant to which, for a ten-year term, FreshRealm became the exclusive supplier of our meal kits (such transactions, together with the related transactions contemplated thereby, the “FreshRealm Transaction”); and subleased to FreshRealm our fulfillment facilities located in Linden, New Jersey and Richmond, California (such fulfillment facilities, the “Facilities”). As a result, we no longer have the ability to directly produce our meal kits for our customers. Pursuant to the production and fulfillment agreement, we granted FreshRealm an exclusive right to produce and fulfill our meal kit products at any FreshRealm facility for sale to us, including certain individual meal recipe/SKUs that are comprised of prepped and unprepped ingredients, fresh and/or frozen meals and/or current or future food products that are similar to such products.

If our strategic partnership with FreshRealm does not succeed or is terminated, and we are unable to enter into alternative production and fulfillment agreements or other arrangements on commercially favorable terms, we may be unable to continue to operate our business. Further, any disruptions in FreshRealm’s ability to perform its obligations under the production and fulfillment agreement or its ability to cost-effectively produce and timely fulfill orders of our customers may have a material adverse effect on the delivery of meal-kits to our customers, which would negatively impact our financial condition and results of operations. Moreover, managing the strategic partnership with FreshRealm may divert our management’s time and resources, which could impair relationships with other vendors, customers and other strategic partners. The failure to successfully achieve any or all the benefits of our strategic partnership with FreshRealm may undermine our ability to successfully execute our strategy, and our business and financial condition may be harmed as a result.

To achieve up to $17.5 million of volume-based rebates during the term of the production and fulfillment agreement, if at all, we must reach specified thresholds, and achieve certain financial targets, based on the volume of purchases of certain products under the production and fulfillment agreement, and any failure to achieve such volume-based rebates could have a material adverse effect on our financial condition and results of operations.
Further, under the asset purchase agreement, (i) $3.5 million of the $28.5 million purchase price was paid to us in the form of a promissory note, less any indemnifiable losses owed to FreshRealm pursuant to potential indemnification claims that could be made under the asset purchase agreement, which note will mature and become payable to us on June 9, 2024, and (ii) we are entitled to receive an aggregate of up to $4.0 million in additional cash consideration, including $3.0 million if, as of September 30, 2023, we have achieved certain financial and cost-savings milestones and are in compliance in all material respects with our obligations as of September 30, 2023 under the transition services agreement with FreshRealm (the “transition services agreement”), and $1.0 million if we have achieved the aforementioned financial and cost-savings milestones and also remain in compliance with our obligations under the transition services agreement as of December 31, 2023. Failure to realize all or any portion of such contingent consideration, could have a material adverse effect on our financial condition and results of operation.

Further, we are dependent on FreshRealm’s ability to cost-effectively produce and fulfill our meal kits and other products and any unexpected costs would adversely impact our financial condition and results of operations. Under the production and fulfillment agreement, FreshRealm has specified authority to set the prices we will be charged for the production and fulfillment of our products subject to the production and fulfillment agreement, as well as specified approval rights relating to our existing and future products subject to the production and fulfillment agreement. If FreshRealm increases prices and we are unable to adequately pass those price increases along to our customers in the form of higher prices for our products, or if FreshRealm requires us to make changes to our product offerings, our business would be adversely impacted. In addition, under the retail license agreement with FreshRealm (the “retail license agreement”), we have granted FreshRealm an exclusive license under certain of our trademarks and certain other specified intellectual property rights, in connection with the manufacture, packaging, marketing, promotion, sale and distribution of ready-to-heat, ready-to-cook and ready-to-eat meals, meal kits, and related food items and food products in the United States through specified sales channels other than specified direct-to-consumer channels, which could create additional competition for our products, dilute our brand, and harm our business.

Our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern because we may be unable to implement our operating plan on our anticipated timeline to meet our obligations within twelve months of the issuance date of this Quarterly Report on Form 10-Q.

Our ability to continue as a going concern requires us to have sufficient capital to fund our operations for the twelve months following the issuance of this Quarterly Report on Form 10-Q. As of June 30, 2023, following the closing of the FreshRealm Transaction and the repayment in full of our senior secured notes, we had $30.0 million in cash and cash equivalents and based on our current operating plans and programs, we continue to depend upon (a) our ability to (i) earn up to $4.0 million in additional cash consideration under the asset purchase agreement we entered into with FreshRealm, in connection with the FreshRealm Transaction, (ii) realize the benefit of the full $3.5 million promissory note issued in connection with the FreshRealm Transaction, and (iii) achieve the up to $17.5 million of volume-based rebates under the production and fulfillment agreement we entered into with FreshRealm, (b) the ability of FreshRealm to cost effectively price the production and fulfillment of our meal kits and other products, or (c) our ability, if we are unable to successfully implement our operating strategy, to recognize the benefits of our identified expense reductions, including our recent headcount reductions, or raise additional capital or funding, including through (i) our February 2023 ATM (as defined below) or otherwise, (ii) receiving all or a sufficient portion of the remaining $68.2 million due to us in connection with the $56.5 million private placement and the $12.7 million gift card transaction with certain affiliates of Joseph N. Sanberg, or (iii) the disposition of some or all of the pledged securities securing the private placement obligation; We may continue to pursue one or more financing opportunities and/or other strategic transactions although there is no assurance that we can close any such transaction.

Absent our ability to execute our operating plan on our anticipated timeline or raise additional debt or equity funding, our future cash and cash equivalents, together with cash generated from operations, may not be sufficient to allow us to fund our operations or any future growth, including to attract and retain customers. If such cash generation options are not available and such expense and operating adjustments cannot be executed or maintained, we may be unable to operate our business, develop new business or execute on our strategic plan, and our operating results would suffer. Additionally, any new debt financing may increase expenses, contain covenants that restrict the operation of our business, and will need to be repaid regardless of operating results. Additional equity financing, debt financing that is convertible into equity, or debt or equity financing in which we issue equity or derivative securities, including any shares of Class A common stock issuable in connection with the liquidity transactions or upon the exercise of the Warrant (as defined below) and in connection with the execution of the asset purchase agreement, other financing transactions, business combinations or strategic transactions would result in dilution to our existing stockholders.

If we are not able to execute our operating plan on our anticipated timeline and secure additional funding, we may be forced to make additional reductions in spending, extend payment terms with vendors, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, under the terms of the subleases for the Facilities, FreshRealm has the ability to terminate such subleases if we continue to report substantial doubt regarding our ability to continue as a going concern as reported in our Quarterly Report for the quarter ending September 30, 2024, which could have a material adverse effect on our business.

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

Furthermore, in connection with the second closing contemplated by that certain purchase agreement between us and RJB Partners, LLC (“RJB”), an affiliate of Joseph N. Sanberg, one of our existing stockholders, dated as of April 29, 2022, as amended in August 2022 and September 2022 (the “RJB Purchase Agreement”), we agreed to issue and sell to RJB, and RJB agreed to purchase from us 833,333 shares of Class A common stock (as adjusted for the reverse stock split) for an aggregate purchase price of $56.5 million (or $67.80 per share as adjusted for the reverse stock split) (such amount, the “outstanding obligated amount”) (such second closing, the “RJB Second Closing”). As of the date of the filing of this Quarterly Report on Form 10-Q, we have received $1.0 million of the outstanding obligated amount and we have not yet received the remaining $55.5 million from RJB, and the RJB Second Closing as contemplated by the RJB Purchase Agreement has not occurred. Additionally, as of the date of this Quarterly Report on Form 10-Q, while we have received $5.8 million of a gift card receivable, we have not received the remaining $12.7 million gift card receivable owed to us from an affiliate of Mr. Sanberg, pursuant to that certain gift card sponsorship agreement dated as of May 5, 2022 (as amended or modified, the “Sponsorship Gift Cards Agreement” and together with the RJB Second Closing, the “liquidity transactions”). Mr. Sanberg has agreed to personally guarantee (i) the payment of the outstanding obligated amount under the RJB Purchase Agreement and (ii) the payment of $12.7 million owed under the Sponsorship Gift Cards Agreement.

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

Because the pledged entities are privately-held companies, there is no public trading market for the pledged shares. As a result, the value of the pledged shares could be less than the outstanding obligated amount, and, if we seek to foreclose upon the pledged shares to satisfy pledgor’s obligation to pay the remaining outstanding obligated amount, the proceeds of any private sale of the pledged shares, to the extent any such private sale is permissible and effected subject to regulatory and contractual limitations that may apply, may be less than could have been obtained from a sale in a public trading market and may be less than the remaining outstanding obligated amount. If we are unable to execute our operating plan on our anticipated timeline, failure to receive any or all of the proceeds from the closing of the liquidity transactions, including the outstanding obligated amount, or a sale of the pledged shares may have a material adverse effect on our business. We are also evaluating other potential remedies against RJB and Mr. Sanberg, including litigation. Even if we were to prevail in a litigation, there is no assurance that we would be able to enforce a judgment in a timely manner or for an amount sufficient to cover RJB's and Mr. Sanberg’s obligations to us, if at all.
We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception. In the three months ended June 30, 2023 and 2022, we incurred net losses of $61.9 million and $23.3 million, respectively. In December 2022, we identified multiple initiatives to both reduce expense and streamline decision-making and organization structure, including a plan for meaningful reduction on marketing and consulting expenses, including a reduction of approximately 10% of our total corporate workforce, inclusive of both then current and vacant roles, of up to an aggregate of approximately $50.0 million. In July 2023, we further executed our planned reduction in our corporate workforce of approximately 20% for an expected additional annualized cost savings of approximately $7.0 million.

We plan to increase marketing expenses in the second half of 2023, which may prove more expensive than we anticipate, and we may not succeed in increasing our customer count, net revenue and margins sufficiently to offset these increased marketing expenses or at all, which may require us to further reduce certain expenditures that could impact our ability to maintain or increase our net revenue and margins in the future in the event we are able to raise sufficient additional capital. Our decision to decrease marketing spending starting in December 2022 and through the first half of 2023 may have and may continue to have a negative impact our ability to continue to attract new and retain existing customers, enhance our technology and infrastructure, and expand our product offerings and we may not succeed in achieving margins sufficient to offset our expenses which may require us to further reduce certain expenditures or raise additional capital that could impact our ability to maintain or increase our net revenue and margins. Any future decrease in marketing spending may harm our ability to commercialize new products in sufficient quantities to realize the benefits of up to an aggregate $17.5 million of volume-based rebates under the production and fulfillment agreement, which may impact our ability to achieve our goal of Adjusted EBITDA profitability.

We also expect to incur significant expenses under the production and fulfillment agreement with FreshRealm, which may increase in the future as a result of a number of factors, including price setting by FreshRealm, inflation and higher ingredient, shipping and labor costs, which have, and could continue to have, a negative impact on margins. In addition, many of our expenses are fixed. Accordingly, we may not be able to achieve or maintain profitability, maintain efficient variable margins, and we may incur significant losses for the foreseeable future.

We may be unable to successfully execute our strategy. If we fail to cost-effectively acquire new customers or retain our existing customers or if we fail to derive profitable net revenue from our customers, our business would be materially adversely affected.

Our strategy, and our ability to operate profitably, depends largely on the success of our strategic partnership with FreshRealm and on our ability to cost-effectively acquire new customers, retain existing customers, and to keep customers engaged so that they continue to purchase products from us, including our higher value offerings. If we are unable to cost-effectively acquire new customers, retain our existing customers, or keep customers engaged, our business, financial condition and operating results would be materially adversely affected. For example, the number of our customers declined to approximately 267,000 in the three months ended June 30, 2023 from approximately 349,000 in the three months ended June 30 2022, and our net revenue declined to $106.2 million from $124.2 million in that same period. While we experienced an increase in demand starting in 2020 due, in part, to the impact the COVID-19 pandemic has had on consumer behaviors, we saw a decrease in demand in 2022 and 2021 compared to 2020 as more normal consumer behaviors patterns returned. In addition, if, like we did at times during the COVID-19 pandemic, FreshRealm faces significant disruptions in its supply chain, is unable to continue to operate one or more of its fulfillment centers or is unable to timely deliver orders to our customers, as a result of future surges of COVID-19 or otherwise, we may not be able to retain our customers or attract new customers. Further, to meet increased demand and eliminate complexity in our operations during 2020, we cut back on or delayed certain product offerings and we delayed the launch of other new product offerings that are part of our strategy, and if we need to cut back or delay certain product offerings in the future as a result of, supply chain issues, including those faced by FreshRealm, the pandemic or otherwise, there could be an adverse effect on our ability to retain or attract customers. For a more detailed discussion of the strategic transaction with FreshRealm, see the risk factor entitled, “We are dependent on FreshRealm, as the exclusive supplier of our meal kits, to manufacture and distribute our meal kits to our customers, pursuant to the production and fulfillment agreement dated June 9, 2023 between us and FreshRealm (the "production and fulfillment agreement). If our strategic partnership with

FreshRealm is not successful, including if we do not achieve volume-based rebates during the term of the production and fulfillment agreement or achieve certain milestones under that certain purchase agreement with FreshRealm (the asset purchase agreement") or if there are changes to the quality of our products or changes to the fees charged to us for the production and fulfillment of our products, then our business could be adversely affected.”

We have historically spent significant amounts on advertising and other marketing activities, such as digital and social media, television, radio and podcasts, direct mail, and email, to acquire new customers, retain and engage existing customers, and promote our brand. While we have reduced our marketing expenditures from historic levels, in late 2019, during parts of 2020 and 2021, we increased marketing expenditures to more normal levels. For example, in the fourth quarter of 2021, using a portion of the proceeds from the November 2021 capital raise we significantly increased our marketing expenses. Furthermore, in December 2022, in connection with cost-savings actions, we announced that we were significantly reducing marketing expenses for 2023. As a result of the FreshRealm Transaction, we plan to increase marketing expenses in the second half of 2023, and our ability to increase marketing expenses in the future is dependent upon our ability to (i) generate sufficient cash from operations, (ii) raise additional capital, whether through new financing sources or selling the pledged shares or otherwise recover any of the funds owed to us under the liquidity transactions. or (iii) recognize the benefit of our cost saving initiatives. For the three months ended June 30, 2023 and 2022, our marketing expenses were $9.4 million and $21.8 million, respectively, representing approximately 8.8% and 17.5% of net revenue, respectively. If we are unable to deliver results from our marketing strategy, or otherwise effectively manage expenses and cash flows, we may further reduce spending to preserve cash, which may materially adversely impact net revenue and our ability to execute our strategy. For example, in late 2018, we significantly reduced marketing expenditures as part of our efforts to deliberately prioritize operational stability which led to a sustained decrease in the number of customers and revenues in the years thereafter prior to the impact of the COVID-19 pandemic. We expect a reduction in customers and revenues in 2023 over 2022 as a result of the reduction in marketing expenditures in the first half of 2023, and we cannot assure you that we will not continue to see a decrease in customers and revenues in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources.”

In addition, we may not be able to (i) generate sufficient cash from operations, (ii) raise additional capital, whether through new financing sources or our ability to sell the pledged shares or otherwise recover any of the funds owed to us under the liquidity transactions, or (iii) recognize the benefit of our cost saving initiatives, we may fail to identify or execute cost efficient marketing opportunities as we adjust our investments in marketing, including our ability to successfully make new marketing technology investments, or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. In addition, the increased demand we saw as a result of the impact the COVID-19 pandemic had on consumer behaviors resulted in us, at times, temporarily reducing marketing spend for portions of 2020 in order to manage capacity. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third-party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results.

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

Our net revenue increased from $460.6 million in 2020 to $470.4 million in 2021, and decreased to $458.5 million in 2022. In addition, as a result of our reduction in marketing expenditures starting in December 2022 as part of our cost cutting initiatives, our revenue for the six months ended June 30, 2023 decreased to $219.3 million from $242.0 million for the six months ended June 30, 2022. The number of our full-time employees declined from 1,934 at December 31, 2020 to 1,795 at December 31, 2021 and to 1,541 at December 31, 2022. As of June 30, 2023, we had 207 full-time employees, which reflects the transfer of approximately 1,234 employees to FreshRealm in connection with the FreshRealm Transaction, but does not reflect the corporate workforce reduction of approximately 20% further executed in July 2023. Our ability to grow net revenue in the future is dependent upon our ability to (i) generate sufficient cash from operations, whether through our ability to launch new products and achieve the volume-based rebates under the production and fulfillment agreement or receiving the additional contingent cash consideration from FreshRealm under the asset purchase agreement or otherwise, (ii) raise additional capital, under the February 2023 ATM (as defined below), any new financing sources or by selling the pledged shares or otherwise recover any of the funds owed to us under the liquidity transactions, or (iii) recognize the benefit of our cost saving initiatives. As such, the level of investment we are able to make in our marketing plan and any future plans for marketing investments will impact our net revenue. If our net revenues do not increase, if they continue to decline faster than we anticipate, if we do not effectively manage our costs, if we fail to recognize the benefits of past or any future price increases, or if we fail to accurately forecast net revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings will be dependent on FreshRealm’s ability to fulfill any such new product offerings, which may not be available in a cost-effective manner or at all. We are dependent on FreshRealm’s ability to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into fulfillment operations. If FreshRealm does not effectively manage costs or otherwise sets higher prices than we anticipate, including as a result of inflation, or if we are unable to realize the benefits of the non-marketing cost reductions we identified in December 2022 and July 2023, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, or maintain high quality product offerings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Changes in food costs and availability could materially adversely affect our business.

The success of our business depends in part on our and FreshRealm’s ability to anticipate and react to changes in food and supply costs and availability. Through our strategic partnership with FreshRealm, we are susceptible to increases in food costs as a result of factors beyond our, or FreshRealm’s, control, such as general economic conditions, inflation, market changes, increased competition, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, global demand, food safety concerns, public health crises, such as pandemics and epidemics, generalized infectious diseases, changes in law or policy, wars, declines in fertile or arable lands, product recalls and government regulations. For example, any prolonged negative impact of inflationary periods, such as the current inflationary environment, on food, supply and logistics costs and availability could materially and adversely impact our business, financial condition and operating results. In addition, deflation in food prices could reduce the attractiveness of our product offerings relative to competing products and thus impede our ability to maintain or increase overall sales, while food inflation, particularly periods of rapid inflation, have and could continue to reduce our operating margins as there may be a lag between the time of the price increase and the time at which we are able to increase the price of our product offerings.

Any increase in the prices of the ingredients most critical to our recipes, or scarcity of such ingredients, such as vegetables, poultry, beef, pork and seafood, would be reflected in the price owed to FreshRealm for the products, pursuant to the production and fulfillment agreement, and may adversely affect our operating results. Alternatively, in the event of cost increases or decrease of availability with respect to one or more of our key ingredients, we may choose to temporarily suspend including such ingredients in our recipes, rather than paying the increased cost for the ingredients. Any such changes to our available recipes or the inability to anticipate, react to or mitigate against cost fluctuations could materially adversely affect our business, financial condition and operating results.

If we fail to successfully improve our customer experience, including by successfully collaborating with and transitioning the production and fulfillment of our products to FreshRealm, continuing to develop new product offerings, improving upon and enhancing our existing product offerings, and strengthening our customers’ digital interactions with our brand and products through an enhanced technology infrastructure, including online and mobile, our ability to attract new customers and retain existing customers may be materially adversely affected.

Our customers have a wide variety of options for purchasing food, including traditional and online grocery stores and restaurants, and consumer tastes and preferences may change from time to time, including as they did in 2020 and parts of 2021 as a result of the COVID-19 pandemic and the resulting restrictions that were affected throughout most of the United States, which limited some of these options for consumers. Our ability to retain existing customers, attract new customers and increase customer engagement with us will depend in part on our ability to successfully improve our customer experience, including by being able to successfully collaborate with and transition the production of our products to FreshRealm to continue creating and introducing new product offerings, improving upon and enhancing our existing product offerings and strengthening our customers’ digital interactions with our brand and products through an enhanced technology infrastructure, including online and mobile. As a result, we may introduce significant changes to our existing product offerings, develop and introduce new and unproven product offerings, revise our customers’ digital experiences and/or offer our products through new distribution channels. If our new or enhanced product offerings are unsuccessful, including because they fail to generate sufficient net revenue or operating profit to justify our investments in them, or if we are unable to timely develop enhancements to our technology infrastructure, we may be unable to attract or retain customers, and our business and operating results could be materially adversely affected. Furthermore, new or shifting customer demands, tastes or interests, superior competitive offerings or a deterioration in our product quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model. In addition, we frequently experiment with and test different product offerings and marketing and pricing strategies, such as our implementation of a shipping charge on all subscription meal kit and wine orders in 2021 and our new meal and wine price increase implemented in the second quarter of 2022 and 2023, as well as our customers’ digital experiences, including by updating our online and mobile platforms. If these experiments, tests and updates are unsuccessful, or if the product offerings and strategies we introduce based on the results of such experiments, tests and updates do not perform as expected, our ability to retain existing customers, attract new customers, and increase customer engagement may be adversely affected.

Developing and launching new product offerings or enhancements to our existing product offerings involves significant risks and uncertainties, including our ability to successfully collaborate with FreshRealm on new product development, risks related to the reception of such new product offerings or enhancements by our existing and potential future customers, increases in operational complexity and our and FreshRealm’s ability to effectively execute such increases, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our and FreshRealm’s operational and internal resources (including an impairment of our ability to accurately forecast demand and related supply), inability to adequately support new offerings or enhancements with sufficient technology and marketing investment and negative publicity in the event such new or enhanced product offerings are perceived to be unsuccessful. In addition, as a result of both the increased demand we saw as a result of the impact the COVID-19 pandemic had on consumer behaviors and due to pandemic-related labor shortages, in 2020 we delayed, and may in the future delay, launching certain new product offerings or cut back on certain weekly cycles in order to remove some operational complexities to meet demand levels, which may have an adverse effect on our ability to retain or attract new customers or our ability to achieve necessary levels of new products to achieve up to $17.5 million of volume-based rebates under the production and fulfillment agreement.

Significant new initiatives have in the past resulted in operational challenges affecting our business and any new initiatives may in the future result in operational challenges to our and FreshRealm’s businesses that may impact our and their ability to execute new products in a manner that meets our quality standards or within the timeframe we anticipate in order to execute our strategy. Any of the foregoing risks and challenges could materially adversely affect our ability to attract and retain customers as well as our visibility into expected operating results, and could materially adversely affect our business, financial condition and operating results.

If FreshRealm does not successfully maintain, operate and optimize its fulfillment centers and logistics channels, and manage its ongoing real property and operational needs, our business, financial condition and operating results could be materially adversely affected.

If FreshRealm does not successfully maintain, operate and optimize its fulfillment centers, we may experience increased costs, problems in delivering product to our customers or other harm to our business. If FreshRealm experiences problems or delays in fulfilling orders, our customers may experience delays in receiving their meal deliveries, receive deficient orders and/or have their orders canceled, which could harm our reputation and our customer relationships and could materially adversely affect our business, financial condition and operating results. In addition, any disruption in, or the loss of operations at, one or more of FreshRealm’s fulfillment centers producing our meal kits, even on a short-term basis, whether as a result of pandemics or otherwise, could delay or postpone production of our products, which could materially adversely affect our business, financial condition and operating results.

Interruptions or failures in FreshRealm’s fulfillment services could delay or prevent the delivery of our products and adversely affect our ability to fulfill our customers’ orders. In addition, any disruption in the operation of FreshRealm’s fulfillment centers producing our meal kits, including due to factors such as earthquakes, extreme weather, fires, floods, public health crises, such as pandemics and epidemics, government-mandated closures, power losses, telecommunications failures, acts of war or terrorism, human errors and similar events or disruptions, could materially adversely affect our business, financial condition and operating results.

If we further expand our product offerings in the future, FreshRealm may be unable to effectively produce and fulfill our products. In addition, as we continue to execute our strategy, we may experience problems with FreshRealm fulfilling orders in a timely manner or in a manner our customers expect, or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationships with our customers.

Our business depends on a strong and trusted brand, and any failure to maintain, protect or enhance our brand, including as a result of events outside our control, including from our strategic partnership with FreshRealm, could materially adversely affect our business.

We have developed a strong and trusted brand, and we believe our future success depends on our ability to maintain and grow the value of the Blue Apron brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our food safety, quality assurance, marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Some factors are dependent on the ability of FreshRealm to achieve a consistent, high quality experience that our customers expect from our brand. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. Brand value is based in large part on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers or suppliers, including adverse publicity or a governmental investigation or litigation towards us or FreshRealm, could significantly reduce the value of our brand and significantly damage our business.

We believe that our customers hold us and our products to a high food safety standard. Therefore, real or perceived quality or food safety concerns or failures to comply with applicable food regulations and requirements, whether or not ultimately based on fact and whether or not involving us or FreshRealm (such as incidents involving our competitors), could cause negative publicity and lost confidence in our company, brand or products, which could in turn harm our reputation and sales, and could materially adversely affect our business, financial condition and operating results.

In addition, pursuant to the retail license agreement, we granted FreshRealm an exclusive license under certain of our trademarks and certain other specified intellectual property rights, in connection with the manufacturing, packaging, marketing, promotion, sale, and distribution of ready-to-heat, ready-to-cook and ready-to-eat meals, meal kits, and related food items and food products in the United States through specified sales channels other than specified direct-to-consumer channels. The retail license agreement requires FreshRealm to comply with our brand standards when using our trademarks among other requirements. However, if FreshRealm does not comply with our brand standards, including ingredient quality specifications for FreshRealm’s own products sold using our trademarks, our brand could be harmed which could have a material adverse effect on our financial condition and results of operations.

In addition, social media platforms and other forms of Internet-based communications provide individuals with access to broad audiences, and the availability of information on social media platforms is virtually immediate, as can be its impact. Many social media platforms immediately publish the content their participants post, often without filters or checks on accuracy of the content posted. Furthermore, other Internet-based or traditional media outlets may in turn reference or republish such social media content to an even broader audience. Information concerning us or FreshRealm, regardless of its accuracy, may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may materially harm our brand, reputation, performance, prospects and business, and such harm may be immediate and we may have little or no opportunity to respond or to seek redress or a correction.

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

There has been increased focus, including by consumers, investors and other stakeholders, as well as by governmental and non-governmental organizations, on ESG matters and disclosure. Investor advocacy groups, investment funds, and influential investment funds are also increasingly focused on these matters, especially as they relate to environment, health and safety, diversity, labor conditions, and human rights. We have and plan to continue undertaking ESG initiatives. Any failure to meet our ESG commitments could negatively impact our business, financial condition and operating results. These impacts could be difficult and costly to overcome.

In addition, legal and regulatory requirements, as well as investor expectations, on corporate social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, which could harm our reputation, revenue, business, financial conditions and results of operations. Further, our current ESG disclosures, and any standards we may set for ourselves or failure to meet these standards, may influence our reputation and value of our brand.

Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and the implementation of these tools can be costly both financially and in terms of human capital. In addition, standards and research regarding ESG initiatives could change and become more onerous for both for us and our third-party suppliers and vendors, including FreshRealm and its suppliers and vendors, to meet successfully. Evolving data and research could undermine our claims and beliefs that we have made in reliance on current research, which could also result in costs, a decrease in net revenue, and negative market perception that could have a material adverse effect on our business and financial condition.

Increased competition presents an ongoing threat to the success of our business.

We expect competition in food sales generally, and with companies providing food delivery in particular, to continue to increase. We compete with other meal kit, food and meal delivery companies, the supermarket industry, including online supermarket retailers, and a wide array of food retailers (including natural and organic, specialty, conventional, mass, discount and other food retail formats). We also compete with a wide array of casual dining and quick service restaurants and other food service businesses in the restaurant industry, and, a broad range of online wine retailers, wine specialty stores and retail liquor stores. In addition, we compete with food manufacturers, consumer packaged goods companies, and other food and ingredient producers, including FreshRealm, which, in addition to other food-related products, has the right to sell products under our trademarks into retail channels under the retail license agreement.

We believe that our ability to compete depends upon many factors both within and beyond our control, including:

•our cash resources and related marketing efforts;
•the flexibility and variety of our product offerings relative to our competitors, and our ability to timely launch new products;
•the quality and price of products offered by us and our competitors;
•our reputation and brand strength relative to our competitors;
•customer satisfaction;
•consumer tastes and preferences and trends in consumer spending, which have changed, and may continue to change, in response to macroeconomic factors, like inflation, the impact of pandemics or otherwise;
•the size and composition of our customer base;
•the convenience of the experience that we provide;
•the strength of FreshRealm’s food safety and quality program;
•our and FreshRealm’s ability to comply with, and manage the costs of complying with, laws and regulations applicable to our business; and
•FreshRealm’s ability to cost-effectively source and distribute the products we offer and to manage its operations.

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

Our deliberate decision to reduce marketing expenses during the first half of 2023 may negatively impact our ability to compete which may have a material adverse impact on our ability to acquire or retain customers. In addition, as the COVID-19 pandemic’s impact on consumer behaviors has tapered, and consumers seek out other dining options or resume traveling, we have and may continue to see an increase in competition, which may be significant, and which could have an adverse effect on our business, financial condition and operating results.

Food safety and food-borne illness incidents or advertising or product mislabeling may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our costs and reducing demand for our product offerings.

Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food borne illnesses or other food safety incidents (including food tampering or contamination) caused by products we sell, or involving companies that supply our ingredients and products, could result in the discontinuance of sales of these products or other supply chain disruption, such as FreshRealm’s relationships with ingredient suppliers, or otherwise result in increased operating costs or harm to our reputation. Shipment of adulterated products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits brought by consumers, consumer agencies or others. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits or ability to recover from other parties, including FreshRealm. Any judgment against us that is in excess of our insurance policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources, which could impact our ability to execute our strategy. In addition, we have less direct control over the production and fulfillment of our meal kits as a result of the FreshRealm Transaction.

The occurrence of food borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination, regardless of origin, could subject our products or ingredients to a food recall pursuant to the Food Safety Modernization Act of the United States Food and Drug Administration, or FDA, and comparable state laws. The risk of food contamination may be also heightened further due to changes in government funding or a government shutdown. Meat and poultry suppliers may operate only under inspection by the United States Department of Agriculture, or USDA. While USDA meat and poultry inspections are considered essential services, a government shutdown or lapse in funding may increase the risk that inspectors perform their duties inadequately, fail to report for work, or leave their positions without prompt replacement, potentially compromising food safety.

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

In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and our products could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution. Beginning in July 2019, the FDA required companies registered as Food Facilities, or facilities that manufacture, process, pack or hold food for human or animal consumption, to analyze, prepare and implement “food defense” mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If FreshRealm does not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition and operating results.

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

In addition to an adverse impact on demand for our products, uncertainty about, or a decline in, economic conditions could have a significant impact on FreshRealm or FreshRealm’s suppliers, logistics providers and other business partners, including resulting in financial instability, inability to obtain credit to finance operations and insolvency. Certain suppliers, and their manufacturing and assembly activities, are located outside the United States, and as a result our performance depend on both global and regional economic conditions. These and other economic factors could materially adversely affect our business, financial condition and operating results.

Our ability to source quality ingredients and other products is critical to our business, and any disruption to the supply or supply chain could materially adversely affect our business.

The production of our meal kit products depends on frequent deliveries of ingredients and other products from a variety of local, regional, national and international suppliers, and some such suppliers may depend on a variety of other local, regional, national and international suppliers to fulfill the purchase orders that FreshRealm places with them. The availability of such ingredients and other products at competitive prices depends on many factors beyond our or FreshRealm’s control, including the number and size of farms, ranches, vineyards and other suppliers that provide crops, livestock and other raw materials that meet our quality and production standards.

We rely on FreshRealm, FreshRealm’s suppliers, and their respective supply chains, to meet our quality and production standards and specifications and supply ingredients and other products in a timely and safe manner. We are dependent on FreshRealm to develop and implement measures to ensure the safety and quality of third-party supplied products, including using contract specifications, certificates of identity for some products or ingredients, sample testing by suppliers and sensory based testing. However, no safety and quality measures can eliminate the possibility that suppliers may provide defective or out of specification products against which regulators may take action or which may subject us to litigation or require a recall. Suppliers may provide food that is or may be unsafe, food that is below our quality standards or food that is improperly labeled. In addition to a negative customer experience, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions if a defective or out of specification item is incorporated into one of our deliveries.

Furthermore, there are many factors beyond our control which could cause shortages or interruptions in the supply of our ingredients and other products, including adverse weather, environmental factors, natural disasters, prolonged utility outages, unanticipated demand, shipping and distribution issues, labor problems, public health crises, such as pandemics and epidemics, changes in law or policy, food safety issues by suppliers and their supply chains, and the financial health of suppliers and their supply chains. For example, any future negative impact on the respective supply chains of FreshRealm or FreshRealm’s suppliers, as a result of weather, gas prices, pandemics, or otherwise, could materially and adversely impact our business, financial condition and operating results. Production of the agricultural products used in our business may also be materially adversely affected by drought, water scarcity, temperature extremes, scarcity of agricultural labor, changes in government agricultural programs or subsidies, import restrictions, scarcity of suitable agricultural land, crop conditions, crop or animal diseases or crop pests. Failure to take adequate steps to mitigate the likelihood or potential effect of such events, or to effectively manage such events if they occur, by us or FreshRealm may materially adversely affect our business, financial condition and operating results, particularly in circumstances where an ingredient or product is sourced from a single supplier or location.

In addition, unexpected delays in deliveries from suppliers that ship directly to FreshRealm’s fulfillment centers or increases in transportation costs, including through increased fuel costs, could materially adversely affect our business, financial condition and operating results. Labor shortages or work stoppages in the transportation industry, long term disruptions to the national transportation infrastructure, reduction in capacity and industry specific regulations such as hours of service rules that lead to delays or interruptions of deliveries could also materially adversely affect our business, financial condition and operating results.

Certain of our ingredients are sourced from suppliers located outside of the United States. Any event causing a disruption or delay of imports from suppliers located outside of the United States, including weather, drought, crop related diseases, the imposition of import or export restrictions, restrictions on the transfer of funds or increased tariffs, destination based taxes, value added taxes, quotas or increased regulatory requirements, could increase the cost or reduce the supply of our ingredients and the other materials required by our product offerings, which could materially adversely affect our business, financial condition and operating results. Furthermore, suppliers’ operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions, each of which could adversely affect our access or ability to source ingredients and other materials used in our product offerings on a timely or cost-effective basis.

We have implemented significant reorganization activities in our business, such as the FreshRealm Transaction. These and other reorganization activities could have long-term adverse effects on our business, including additional attrition in personnel and the failure to achieve the anticipated benefits and savings from these activities.

We have implemented significant reorganization activities in our business to adjust our cost structure, and we may engage in similar reorganization activities in the future.

For example, on June 9, 2023, we closed the FreshRealm Transaction, and subleased the Facilities to FreshRealm. As a result, we incurred a loss of approximately $48.6, relating to the carrying value of the assets disposed of and the issuance of the Warrant (as defined below).

Furthermore, in December 2022 and July 2023, to better align internal resources with strategic priorities, we further executed our planned reduction in corporate personnel of approximately 10% and 20%, respectively, of our corporate workforce, inclusive of both then current and vacant roles. As a result, we incurred approximately $1.5 million of employee-related expenses in December 2022, primarily consisting of severance payments, substantially all of which are cash expenditures that were paid in the first half of 2023, and incurred approximately $1.1 million of employee-related expenses in July 2023, primarily consisting of severance payments, substantially all of which are cash expenditures to be paid in the second half of 2023 and first quarter of 2024. In addition, in February 2020, we announced a plan to close our fulfillment center in Arlington, Texas. As part of this plan, in the first and second quarters of 2020 we transferred all of the remaining production volume from our Arlington, Texas fulfillment center to the Linden, New Jersey and Richmond, California fulfillment centers. These actions resulted and could result in the future in the loss of employees across various functions through attrition or the need for further reductions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, there is a risk of reduced employee morale and, as a result, we could face further employee attrition following a reorganization activity.

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

Our future success is dependent upon our ability to retain key management. Our executive officers and other management personnel are employees “at will” and could elect to terminate their employment with us at any time. For example, since 2017, we have had three different chief executive officers, since 2018 we have had four chief financial officers, and we have had five executive officers leave the business in the last twelve months (inclusive of one of our chief financial officers and exclusive of our chief supply chain officer who transferred to FreshRealm). We do not maintain “key person” insurance on the lives of any of our executive officers.

Our future success is also dependent upon our ability to attract, retain and effectively deploy qualified employees, including management, possessing a broad range of skills and expertise. We may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future, and, to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees. Additionally, from time to time we have not been, and we may not in the future be, able to hire sufficient workforce quickly enough or to retain sufficient workforce, or if we do not generate sufficient cash from operations or raise additional capital we may not have adequate resources to meet our hiring needs, and we must effectively deploy our workforce in order to efficiently allocate our internal resources. For example, in December 2022 and July 2023, in order to better align internal resources with strategic priorities, we further executed our planned reduction in corporate personnel of approximately 10% and 20%, respectively, of our total corporate workforce, inclusive of both then current and vacant roles. and we may experience a negative impact of the workforce reduction on executing our strategy. If we fail to hire or retain qualified employees, or effectively deploy our existing personnel, our efficiency and ability to meet our forecasts, our ability to successfully execute on our strategic plan and our employee morale, productivity and retention could all suffer. Any of these factors could materially adversely affect our business, financial condition and operating results.

If our net revenue declines or if it begins to increase at only a moderate rate, or as seasonal patterns become more pronounced, seasonality could have a material impact on our results.

Our business is seasonal in nature, which impacts the levels at which customers engage with our products and brand, and, as a result, the trends of our revenue and our expenses fluctuate from quarter to quarter. For example, we historically anticipated that the first quarter of each year would generally represent our strongest quarter in terms of customer engagement, other than in 2020 when we saw the effect of the economic and social impact of the COVID-19 pandemic. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we historically anticipated lower customer engagement. In addition, our marketing strategies and expenditures, which may be informed by these seasonal trends, will impact our quarterly results of operations. These seasonal trends may cause our net revenue and our cash requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. We believe that these seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the impact that macroeconomic trends such as inflation may have on seasonality. Our net revenue growth during the COVID-19 pandemic moderated the impact of seasonality on our business, but if our net revenue continues to decline or if it increases at only a moderate rate, or if seasonal spending by our customers becomes more pronounced, seasonality could have a more significant impact on our operating results from period to period. In addition, in the first and second quarters of 2022, we entered into sponsorship agreements with a related party under which we agreed to issue $27.5 million of gift cards (net of promotional discounts), which may result in higher levels of card breakage revenue which may inflate net revenue or mask seasonality in future periods. As of the date of this Quarterly Report on Form 10-Q, we have not yet received the remaining $12.7 million relating to the Sponsorship Gift Cards Agreement and there are no assurances that we will receive all or a portion of such funds. See Note 14 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

We rely on our proprietary technology and data to forecast customer demand and we have licensed certain technology to FreshRealm to manage the supply chain for our products, and any failure of this technology, or the quality of our data, could materially adversely affect our business, financial condition and operating results.

We and FreshRealm rely on our proprietary technology and data to forecast demand and predict our customers’ orders, determine the amounts of ingredients and other supplies to purchase, and to optimize in-bound and out-bound logistics for delivery and transport of supplies to the fulfillment centers and of our product offerings to customers. If this technology fails or produces inaccurate results at any step in this process—such as if the data we or FreshRealm collect from customers is insufficient or incorrect, if we over or underestimate future demand, or if FreshRealm fails to optimize delivery routes to our customers—we could experience increased food waste or shortages in key ingredients, the operational efficiency of the supply chain may suffer (including as a result of excess or shortage of fulfillment center capacity) or our customers may experience delays or failures in the delivery of our product offerings, for example by missing ingredients. Moreover, forecasts based on historical data, regardless of any historical patterns or the quality of the underlying data, are inherently uncertain, and unforeseen changes in consumer tastes or external events could result in material inaccuracy of our forecasts, which could result in disruptions in our business, incurrence of significant costs under the production and fulfillment agreement, and waste. Furthermore, any interruptions or delays in our ability to use or access our proprietary technology could lead to interruptions or delays in the supply chain. The occurrence of any of the foregoing risks could materially adversely affect our business, financial condition and operating results.

The reliable and cost-effective storage, transport and delivery of ingredients and other products and our product offerings is critical to our business, and any interruptions, delays or failures could materially adversely affect our reputation, business, financial condition and operating results.

We rely on FreshRealm to maintain arrangements to store ingredients and other products, to deliver ingredients and other products from suppliers to the fulfillment centers and to transport ingredients and other products between the fulfillment centers. Interruptions or failures in these services could delay or prevent the delivery of these ingredients and other products to FreshRealm and therefore adversely affect FreshRealm’s ability to fulfill our customers’ orders.

We also depend on FreshRealm to maintain arrangements with third-party transport carriers to deliver the food products we sell to our customers. Interruptions, delays or failures in these carrier services could prevent the timely or proper delivery of these products, which may result in significant product inventory losses given the highly perishable nature of our food products. These interruptions may be due to events that are beyond our control or the control of these carriers, including adverse weather, natural disasters and public health crises, such as pandemics and epidemics. If these carriers experience performance problems or other difficulties, customer orders may not be delivered in a timely manner and meet customer expectations, and our business and reputation could suffer. For example, carrier interruptions and delays as a result of the COVID-19 pandemic or otherwise have in the past impacted, and could again in the future impact our ability to deliver orders to our customers which could materially and adversely impact our business, financial condition and operating results. In addition, if FreshRealm is not able to maintain acceptable pricing and other terms with these carriers, whether as a result of inflation or otherwise, and we do not increase the price of our product offerings, we may experience reduced operating margins.

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

Although none of our or FreshRealm’s employees is currently covered under a collective bargaining agreement, our or FreshRealm’s employees may elect to seek to be represented by labor unions in the future. For example, in April 2018, a local labor union filed an election petition with the National Labor Relations Board seeking to represent certain employees at the Linden, New Jersey facility; however, such employees subsequently voted to not be represented by the union and one of our competitors recently faced a union election in three states. If a significant number of our or FreshRealm’s employees were to become unionized and collective bargaining agreement terms were to deviate significantly from our or FreshRealm’s current compensation and benefits structure, our business, financial condition and operating results could be materially adversely affected. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our net revenues, and the resolution of labor disputes may increase our costs.

Any failure by FreshRealm or a third-party carrier to adequately store, maintain and deliver quality perishable foods could materially adversely affect our business, financial condition and operating results.

The ability to adequately store, maintain and deliver quality perishable foods is critical to our business. FreshRealm produces and stores food products, which are highly perishable, in refrigerated fulfillment centers and ships them to our customers inside boxes that are insulated with thermal or corrugate liners and frozen refrigerants to maintain appropriate temperatures in transit and use refrigerated third-party delivery trucks to support temperature control for shipments to certain locations. Keeping our food products at specific temperatures maintains freshness and enhances food safety. In the event of extended power outages, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in fulfillment centers or third-party delivery trucks, FreshRealm’s failure to use adequate packaging to maintain appropriate temperatures, FreshRealm’s inability to store highly perishable inventory at specific temperatures could result in significant product inventory losses as well as increased risk of food borne illnesses and other food safety risks. Improper handling or storage of food by a customer—without any fault by us—could result in food borne illnesses, which could nonetheless result in negative publicity and harm to our brand and reputation. Further, FreshRealm may contract with third parties to conduct certain fulfillment processes and operations on our behalf. Any failure by such third party to adequately store, maintain or transport perishable foods could negatively impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, financial condition and operating results.

Disruptions in our or FreshRealm’s data and information systems could harm our reputation and our ability to run our business.

We and FreshRealm rely extensively on data and information systems for supply chain, order processing, fulfillment operations, financial reporting, human resources and various other operations, processes and transactions. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers and suppliers depends on information technology. Our and FreshRealm’s data and information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data), catastrophic events, data breaches and usage errors by our or FreshRealm’s employees or third-party service providers. Our or FreshRealm’s data and information technology systems may also fail to perform as we anticipate, and we may encounter difficulties in adapting these systems to changing technologies or expanding them to meet the future needs of our business. If our or FreshRealm’s systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, incur liability to our customers and others or face costly litigation, and our reputation with our customers may be harmed. We also rely on third parties for a majority of our data and information systems, including for third-party hosting and payment processing. If these facilities fail, or if they suffer a security breach or interruption or degradation of service, a significant amount of our data could be lost or compromised and our ability to operate our business and deliver our product offerings could be materially impaired. In addition, various third parties, such as suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause loss of sales, transactional or other data and significant interruptions to our business. Any material interruption in the data and information technology systems we rely on, including the data or information technology systems of FreshRealm and other third parties, could materially adversely affect our business, financial condition and operating results.

Our business is subject to data security risks, including security breaches.

We, or our third-party vendors on our behalf, collect, process, store and transmit substantial amounts of information, including information about our customers and suppliers. In addition, FreshRealm (or their third-party vendors) will be collecting, processing, storing and transmitting such information on or behalf in connection with their performance of their obligations under the production and fulfillment agreement. We take steps to protect the security and integrity of the information we collect, process, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur, that third parties will not gain unauthorized access to this information despite such efforts, or that FreshRealm or one of our or their vendors will not misuse or mishandle such information. Security breaches, computer malware, computer hacking attacks and other compromises of information security measures have become more prevalent in the business world and may occur on our systems or those of our vendors in the future. Large Internet companies and websites have from time to time disclosed sophisticated and targeted attacks on portions of their websites, and an increasing number have reported such attacks resulting in breaches of their information security. We, FreshRealm and their and our third-party vendors are at risk of suffering from similar attacks and breaches. Although we take steps to maintain confidential and proprietary information on our information systems, these measures and technology may not adequately prevent security breaches and we rely on our third-party vendors to take appropriate measures to protect the security and integrity of the information on those information systems. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. In addition, we have experienced, and may experience in the future, a “credentials stuffing” incident, which is where a third party is able to illicitly obtain a customer’s identification and password credentials on the dark web to access a customer’s account and certain account data. We have also experienced, and may experience in the future, fraudulent use of promotional coupons or gift card codes.

Any actual or suspected security breach or other compromise of our security measures or those of FreshRealm or their or our third-party vendors, whether as a result of hacking efforts, denial of service attacks, viruses, malicious software, break ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations. Our insurance policies may not be adequate to reimburse us for direct losses caused by any such security breach or indirect losses due to resulting customer attrition.

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

We are highly dependent upon FreshRealm, as the exclusive manufacturer and supplier of our products, and the termination of, or material changes to, our relationship with FreshRealm or FreshRealm’s relationships with key suppliers or vendors could materially adversely affect our business, financial condition and operating results.

As part of the FreshRealm Transaction, we granted FreshRealm the exclusive right to manufacture and supply certain of our products, including our meal kits. In addition, the transfer of many of our employees to FreshRealm in connection with the FreshRealm Transaction means that we no longer have any significant in-house manufacturing operational expertise. Accordingly, we do not have manufacturing capabilities, do not plan to develop such capacity in the foreseeable future, and are entirely reliant on FreshRealm and its suppliers to provide all of our products. We cannot be certain that we will be able to secure an alternative supplier without experiencing interruptions in our workflow including delivery of products to our customers, or that any alternative supplies will meet our quality control and performance requirements. FreshRealm may not be able to meet our delivery schedules, we may lose our relationship with FreshRealm and FreshRealm may not be able to meet performance and quality specifications. We will have to depend on FreshRealm to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason FreshRealm is unable to do so and, as a result, we are unable to supply sufficient quantities of our products on acceptable terms, which could materially adversely affect our business, financial condition and operating results. In the event that our production and fulfillment agreement with FreshRealm expires or is terminated, FreshRealm is required to provide us with some assistance to transfer it manufacturing and supply responsibilities to a third party. However, any such transfer is not guaranteed to be successful and, even if successful, could be lengthy and involve significant additional costs, particularly in light of the loss of our in-house manufacturing operational expertise described above.

FreshRealm depends on a limited number of suppliers for some key ingredients and we now depend on FreshRealm to work with suppliers that engage in certain growing, raising or farming standards that we believe are superior to conventional practices and that can deliver products that are specific to our quality, food safety and production standards. Currently, there are a limited number of meat and seafood suppliers that are able to simultaneously meet our standards and volume requirements. As such, these suppliers could be difficult to replace if we were no longer able to rely on them indirectly through FreshRealm. We also have historically worked with suppliers that produce specialty or unique ingredients for us, which will be mediated through FreshRealm. It can take a significant amount of time and resources to identify, develop and maintain relationships with certain suppliers, including suppliers that produce specialty or unique products for us. In the event of any disruptions to our or FreshRealm’s relationships with suppliers of specialty products, the ingredients those suppliers produce for us would be difficult to replace. The termination of, or material changes to, arrangements with key suppliers or vendors, disagreements with key suppliers or vendors as to payment or other terms, or the failure of a key supplier or vendor to meet its contractual obligations may require us to have FreshRealm contract with alternative suppliers or vendors. For example, the failure of a key supplier to meet its obligations or otherwise deliver ingredients at the volumes that meet our quality and production standards could require purchases to be made from alternative suppliers or for us to make changes to our product offerings. If we have to replace key suppliers or vendors, we may be subject to pricing or other terms less favorable than those we currently enjoy, and it may be difficult to identify and secure relationships with alternative suppliers or vendors that are able to meet our volume requirements, food safety and quality or other standards. If we cannot replace or engage suppliers or vendors who meet our specifications and standards in a short period of time, we could encounter increased expenses, shortages of ingredients and other items, disruptions or delays in customer shipments or other harm. In this event, we could experience a significant reduction in sales and incur higher costs for replacement goods and customer refunds during the shortage or thereafter, any of which could materially adversely affect our business, financial condition and operating results.

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

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, droughts and other adverse weather and climate conditions; crop pests or diseases; animal diseases; unforeseen public health crises, such as pandemics and epidemics, such as the COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability or uncertainty; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our or FreshRealm’s suppliers or vendors. In particular, these types of events could impact the supply chain for our products from or to the impacted region given our dependency on frequent deliveries of ingredients and other products from a variety of local, regional and national suppliers. In addition, these types of events could adversely affect consumer spending in the impacted regions or our ability to deliver our products to our customers safely, cost-effectively or at all. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.

We have identified a material weakness in our internal controls over financial reporting related to ineffective information technology general controls. Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act in the future could have a material adverse effect on our business and stock price.

As a public company, we are required to comply with the rules of the SEC implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis and to make annual assessments of our internal control over financial reporting pursuant to Section 404. In addition, as of January 1, 2023, we are no longer an emerging growth company and therefore, as an accelerated filer with annual revenues greater than $100 million, our independent registered public accounting firm is now required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Our independent registered public accounting firm, and management, may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

We also rely on confidentiality, supplier, license and other agreements with our employees, suppliers and others, including our agreements with FreshRealm, in which we both grant to, and receive from, FreshRealm rights under technology and intellectual property rights. Among other things, we have granted FreshRealm rights to use our trademarks in connection with the sale of certain products in retail channels under the retail license agreement, which requires FreshRealm to comply with our brand standards when using our trademarks, among other requirements. However, if FreshRealm does not comply with our brand standards, including ingredient quality specifications for FreshRealm’s own products sold using our trademarks, our brand could be harmed, which could have an adverse effect on our intellectual property rights in our trademarks. There is no guarantee that our employees, FreshRealm, suppliers and others will comply with these agreements and refrain from misappropriating our proprietary rights. Misappropriation of our proprietary rights could materially adversely affect our business, financial position and operating results.

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

Risks Related to Government Regulation of Food Operations

We are subject to extensive governmental regulations, which require ongoing compliance efforts.

Our products are subject to extensive federal, state and local regulations. Applicable statutes and regulations governing food products include rules for labeling the content of specific types of foods, the nutritional value of that food and its serving size, as well as rules that protect against contamination of products by food borne pathogens and food production rules addressing the discharge of materials and pollutants and animal welfare. Many jurisdictions also provide that food producers adhere to good manufacturing or production practices (the definitions of which may vary by jurisdiction) with respect to processing food. Recently, the food safety practices of the meat processing industry and produce industry have been subject to intense scrutiny and oversight by the USDA and FDA, respectively, and the FDA has begun to evaluate the possible need for new regulations for e-commerce food delivery companies, and future food-borne illness outbreaks or other food safety incidents related to meat or produce could lead to further governmental regulation of our business or of suppliers. In addition, the fulfillment centers where our products are produced, which are operated by FreshRealm and not under our control, are subject to inspection by the FDA and various state and local health and agricultural agencies, as well as various federal, state and local laws and regulations relating to workplace safety and workplace health. Those fulfillment centers and our corporate and other offices, as applicable, continue to also be subject to additional FDA, Centers for Disease Control and Prevention, Occupational Safety and Health Administration regulations and guidelines and, in certain areas, ongoing local guidelines relating to COVID-19. Failure to comply with all applicable laws and regulations could subject us, FreshRealm and its suppliers or other strategic partners to civil remedies, including fines, injunctions, product recalls or seizures and criminal sanctions, any of which could have a material adverse effect on our business, financial condition and operating results. Furthermore, compliance with current or future laws or regulations could require us to make significant expenditures or require FreshRealm to make significant expenditures that FreshRealm may pass through to us through increased prices under the production and fulfillment agreement or otherwise materially adversely affect our business, financial condition and operating results.

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

In the event that FreshRealm needs to deploy new equipment, update its facilities or occupy new facilities to produce our products, these activities may require FreshRealm to adjust its operations and regulatory compliance systems to meet rapidly changing conditions, and such adjustments in FreshRealm's operations may disrupt FreshRealm's ability to deliver products to our customers. In addition, FreshRealm may pass the costs of such adjustments in its operations through to us through increased prices under the production and fulfillment agreement. Although we have adopted and implemented systems to prevent the production of unsafe or mislabeled products, we no longer control the facilities where our products are produced, and any failure of those systems to prevent or anticipate an instance or category of deficiency could result in significant business interruption and financial losses to us. The occurrence of events that are difficult to prevent completely, such as the introduction of pathogenic organisms from the outside environment into FreshRealm’s facilities, also may result in the failure of our products to meet legal standards. Under these conditions we could be exposed to civil and criminal regulatory action.

In some instances, we may be responsible or held liable for the activities and compliance of FreshRealm, or other third-party vendors, suppliers or other strategic partners, despite limited visibility into their operations. Although we monitor and carefully select our third-party vendors, suppliers, or other strategic partners, including FreshRealm, they may fail to adhere to regulatory standards, our safety and quality standards or labor and employment practices, and we may fail to identify deficiencies or violations on a timely basis or at all. In addition, a statute in California called the Transparency in Supply Chains Act of 2010 requires us to disclose the extent to which we take any action regarding verifications, audits, certifications, internal accountability or training to eradicate slavery and human trafficking from the supply chain, and any failure to comply with the disclosure requirements or other non-compliance could subject us to action by the California Attorney General.

We cannot assure you that we or FreshRealm will always be in full compliance with all applicable laws and regulations or that we will be able to comply with any future laws and regulations. Failure to comply with these laws and regulations could materially adversely affect our business, financial condition and operating results.

Changes to law, regulation or policy applicable to foods could leave us vulnerable to adverse governmental action and materially adversely affect our business, financial condition and operating results.

The food industry is highly regulated and we cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws, regulations, guidance or enforcement policies will not be adopted or become applicable to us, suppliers (including FreshRealm) or the products we distribute. We also operate under a business model that is relatively new to the food industry, in which we rapidly source, process, store and package meal ingredients—including fresh fruits and vegetables, and poultry, beef and seafood, each of which may be subject to a unique regulatory regime—and ship them directly to consumers in the course of e-commerce transactions. Our business model leaves our business particularly susceptible to changes in and reinterpretations of compliance policies of the FDA and other government agencies, and some of our competitors may interpret the applicability of the same or similar laws and regulations to their businesses differently than we interpret them. Furthermore, it is unclear how the FDA may interpret and enforce certain recently promulgated regulations, such as the requirements regarding food defense mitigation strategies, or if the FDA will adopt new regulations for e-commerce food delivery companies, which present considerable future uncertainty. Recent and ongoing changes in senior federal government officials and policy priorities create additional uncertainty.

Our and FreshRealm’s existing compliance structures may be insufficient to address the changing regulatory environment and changing expectations from government regulators regarding our business model. This may result in gaps in compliance coverage or the omission of necessary new compliance activity.

The facilities and operations that produce our meal kits are governed by numerous and sometimes conflicting registration, licensing and reporting requirements.

The fulfillment centers that produce our meal kits are required to be registered with the federal government and, depending on their location, are also subject to the authority of state and local governments. In some cases, disparate registration and licensing requirements lead to legal uncertainty, inconsistent government classifications of the meal kit operations and unpredictable governmental actions. Regulators may also change prior interpretations of governing licensing and registration requirements. If we or FreshRealm misapply or misidentify licensing or registration requirements, fail to maintain applicable registrations or licenses or otherwise violate applicable requirements, our products may be subject to seizure or recall and the operations that produce our products could be subject to injunction. This could materially adversely affect our business, financial condition and operating results.

Similarly, we are required to submit reports to the FDA’s Reportable Food Registry in the event that we determine a product may present a serious danger to consumers. The reporting requirement may be triggered based on a subjective assessment of incomplete and changing facts. The inventory for our products moves very rapidly throughout the supply and distribution chain, and that supply chain is now controlled by FreshRealm. Should we fail, in a timely fashion, to identify and report a potentially reportable event which, subsequently, is determined to have been reportable, whether as a result of FreshRealm’s failure to timely report an event to us or from our own inactions, government authorities may institute civil or criminal enforcement actions against us, and there may be civil litigation against us or criminal charges against certain of our employees. This could materially adversely affect our business, financial condition and operating results.

Good manufacturing process standards and food safety compliance metrics are complex, highly subjective and selectively enforced.

The federal regulatory scheme governing food products establishes guideposts and objectives for complying with legal requirements rather than providing clear direction on when particular standards apply or how they must be met. For example, FDA regulations referred to as Hazard Analysis and Risk Based Preventive Controls for Human Food require that producers of food evaluate food safety hazards inherent to their specific products and operations. Following the FreshRealm Transaction, the FDA regulations are no longer directly applicable to us, but the regulations apply to FreshRealm in connection with the production of our products, as well as products they produce for other clients. To comply with the applicable FDA regulations, FreshRealm must implement “preventive controls” in cases where they determine that qualified food safety personnel would recommend that they do so. Determining what constitutes a food safety hazard, or what a qualified food safety expert might recommend to prevent such a hazard, requires evaluating a variety of situational factors. This analysis is necessarily subjective, and a government regulator may find FreshRealm’s analysis or conclusions inadequate. Similarly, the standard of “good manufacturing practice” to which FreshRealm is held in its food production operations relies on a hypothesis regarding what individuals and organizations qualified in food manufacturing and food safety would find to be appropriate practices in the context of their operations. The business model for producing our products, and the scale and nature of such operations, have relatively few meaningful comparisons among traditional food companies. Government regulators may disagree with the analyses and decisions regarding the good manufacturing practices appropriate for operations necessary to produce our products. We have less direct control of the management of our manufacturing following the FreshRealm Transaction, including as relates to compliance with good manufacturing practices.

Decisions made or processes adopted in producing our products are subject to after the fact review by government authorities, sometimes years after the fact. Similarly, governmental agencies and personnel within those agencies may alter, clarify or even reverse previous interpretations of compliance requirements and the circumstances under which they will institute formal enforcement activity. It is not always possible accurately to predict regulators’ responses to actual or alleged food production deficiencies due to the large degree of discretion afforded regulators. We may be vulnerable to civil or criminal enforcement action by government regulators if they disagree with our analyses, conclusions, actions or practices. This could materially adversely affect our business, financial condition and operating results.

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

On December 21, 2022, we were notified by the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE’s continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our last reported stockholders’ equity was less than $50.0 million. If our average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will initiate delisting proceedings. As required by the NYSE, on January 6, 2023, we notified the NYSE of our intent to cure the deficiency and restore our compliance with the NYSE continued listing standards. In accordance with applicable NYSE procedures, on February 6, 2023, we submitted a plan advising the NYSE of the definitive actions we have taken and are taking, that would bring us into compliance with the NYSE continued listing standards within 18 months of receipt of the written notice. On February 28, 2023, the NYSE accepted the plan and our Class A common stock will continue to be listed and traded on the NYSE during the 18-month period from December 21, 2022, subject to our compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan. We can provide no assurances that we will be able to satisfy any of the steps outlined in the plan approved by the NYSE and maintain the listing of our shares on the NYSE. The notice has no immediate impact on the listing of our Class A common stock which will continue to trade on the NYSE during the cure period.

We intend to seek to regain compliance with the NYSE global market capitalization listing standard.

In addition, as previously disclosed, on December 21, 2022, we were notified by the NYSE that we did not satisfy the continued listing compliance standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 per share over a consecutive 30-day trading period. We completed a 1-for-12 reverse stock split of our Class A common stock on June 8, 2023. We regained compliance with the continued listing compliance standard set forth in Section 802.01C of the NYSE Listed Company Manual after the average closing price of our Class A common stock was above $1.00 per share over a consecutive 30-day trading period. On June 21, 2023, we received a letter from the NYSE notifying us that we had regained compliance with the continued listing compliance standard set forth in Section 802.01C of the NYSE Listed Company Manual. Although we have remained in compliance with Section 802.01C of the NYSE Listed Company Manual, there is no assurance that our efforts will be successful to regain compliance with Section 802.01B of the NYSE Listed Company Manual, nor is there any assurance that we will remain in compliance with other NYSE continued listing standards in the future, including Section 802.01C of the NYSE Listed Company Manual.

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

Our June 2023 reverse stock split may decrease the liquidity of the shares of our Class A common stock.

The liquidity of the shares of Class A our common stock may be affected adversely by the 1-for-12 reverse stock split we effected in June 2023 given the reduced number of shares that are outstanding following the reverse stock split, which may lead to reduced trading and a smaller number of market makers for our common stock, particularly if the price per share of our common stock is not sustained. In addition, the reverse stock split has increased the number of stockholders who own “odd lots” of less than 100 shares of our common stock. A purchase or sale of less than 100 shares of common stock may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of our common stock following the reverse stock split may be required to pay higher transaction costs if they sell their common stock.

The market price of our Class A common stock has been and may in the future be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, and which could result in substantial losses for investors purchasing our shares.

The stock market in general and the market for our Class A common stock in particular has, from time to time, and may again, experience extreme volatility that has often been unrelated to the operating performance of particular companies. For example, since our initial public offering in June 2017, the market price of our Class A common stock has ranged from a high of $1980.00 (adjusted for the reverse stock splits that occurred in June 2019 and June 2023) to a low of $4.72 on July 27, 2023. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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
•delays or disruptions in the respective supply chains of FreshRealm and FreshRealm’s suppliers;
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

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If the analyst(s) covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our stock could decline. Since December 31, 2018, thirteen of the analysts who formerly covered our stock have ceased to cover our stock and we currently have only four analysts covering our stock, three of whom commenced coverage last year. If these analysts cease to cover our stock and other analysts do not begin to cover our stock, we could lose additional visibility in the market for our stock, which in turn could cause our stock price to decline further. The trading market for our Class A common stock is influenced by the research and reports that industry or financial analysts publish about us or our business. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analyst will provide favorable coverage. A lack of research coverage or adverse coverage may negatively impact the market price of our Class A common stock. In addition, if one or more of the analysts covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our Class A common stock could decline.

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

Certain of our stockholders could beneficially own a significant portion of our outstanding Class A common stock, and therefore would have significant influence over the outcome of matters subject to stockholder approval, including a change of control, which could make our Class A common stock less attractive to some investors or otherwise harm our business and/or stock price.

On June 9, 2023, we issued to FreshRealm the Warrant, which represented 19.99% of our then outstanding Class A common stock. As reported on a Schedule 13D filed on June 20, 2023, FreshRealm publicly reported beneficially owning an aggregate of 1,268,574 shares of our outstanding Class A common stock, by virtue of the ownership of the Warrant. The shares underlying the Warrant are only entitled to voting rights upon exercise of such warrant. Prior to the seventh (7th) anniversary of the Closing Date of the FreshRealm Transaction, the Warrant is exercisable at any time on or after the earlier to occur of (i) the expiration of the Standstill/Lock-up Period (as defined below) and (ii) the delisting of the Class A common stock from the New York Stock Exchange; provided that if the Class A common stock is concurrently listed on another Trading Market (as defined in the Warrant) within ninety (90) days after such delisting, the Warrant will not become exercisable pursuant to clause (ii). Subject to the terms of the Warrant, the number of shares issuable upon exercise of the Warrant and the exercise price will be subject to adjustment in certain events, including (i) dividends or distributions of shares of Class A common stock, (ii) splits, subdivisions, combinations and certain reclassifications of shares of Class A common stock, or (iii) distributions of assets other than Class A common stock. In addition, pursuant to the terms of the Warrant, we will not effect the exercise of the Warrant, and the holder will not be entitled to exercise any portion of the Warrant, that, upon giving effect to such exercise, the aggregate number of shares of Class A common stock beneficially owned by the holder (together with its affiliates) would exceed 19.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrant, which percentage may be changed at the holders election to a lower percentage upon sixty-one (61) days’ notice to us, subject to the terms of the Warrant.

In the event that FreshRealm exercises some or all of the Warrant, it would become a significant holder of our voting common stock. Further, FreshRealm is our most significant commercial partner and if FreshRealm were to become a significant holder of our voting common stock, coupled with FreshRealm’s rights under our commercial agreements with them, FreshRealm could potentially exert significant control over our business, operations, and strategic decisions. See the risk factor titled “We are highly dependent upon FreshRealm, as the exclusive manufacturer and supplier of our products, and the termination of, or material changes to, our relationship with FreshRealm or FreshRealm’s relationships with key suppliers or vendors could materially adversely affect our business, financial condition and operating results.” This influence—which could include significant influence over matters submitted to our stockholders for approval such as the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets—could be contrary to your interests as a holder of our common stock.

As of July 31, 2023, Joseph N. Sanberg and his affiliates owned 183,502 shares of our Class A Common Stock, and Mr. Sanberg and his affiliates also own warrants to purchase 772,635 shares of Class A Common Stock and are required to purchase 818,584 additional shares of Class A common stock at $67.80 per share (after adjusting for the 1-for-12 reverse stock split) under the RJB Purchase Agreement, although Mr. Sanberg and his affiliates have not yet funded the purchase price for such shares and the Company is evaluating its options and has reserved all rights and remedies. The warrants to purchase the 772,635 shares of Class A common stock are exercisable at exercise prices of $180.00, $216.00 and $240.00 (as adjusted for the 1-for-12 reverse stock split). Assuming full exercise of all outstanding warrants and fulfillment of the obligation to fund the purchase price for the shares of our Class A common stock under the RJB Purchase Agreement, Mr. Sanberg and his affiliates would own an aggregate of 1,774,721 shares of our Class A common stock, which would represent, (i) prior to the exercise of the Warrant, 22.2% of our standing Class A common stock, or (ii), upon the exercise of the Warrant, 19.2% of our outstanding Class A common stock. The shares underlying the warrants are only entitled to voting rights upon exercise of such warrants. Additionally, pursuant to a purchase agreement, dated September 15, 2021, RJB is subject to a voting agreement, pursuant to which RJB agreed to cause all of our voting securities beneficially owned by it or certain of its affiliates, including Mr. Sanberg, in excess of 19.9% of the total voting power of our outstanding capital stock to be voted in proportion to, and accordance with, the vote of all of our stockholders, limiting the effective voting power of the securities beneficially held by Mr. Sanberg.

As a result of the foregoing, assuming exercise of the applicable warrants and fulfillment of the obligation to fund the purchase price under the RJB Purchase Agreement, Mr. Sanberg and his affiliates could have significant influence over matters submitted to our stockholders for approval, including the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power, if realized, might delay, defer or prevent a change in control or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire, which, in each case, could adversely affect our business and/or the market price of our Class A common stock.

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

As of July 31, 2023, an aggregate of 206,282 shares of our common stock remained available for future grants under our equity incentive plans. The issuance of such shares would dilute the ownership of existing stockholders. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Additionally, as of July 31, 2023, the holders of an aggregate of approximately 157,214 registrable securities have rights, subject to certain conditions, to include their securities in registration statements that we may file for ourselves or other stockholders, inclusive of the 14,749 shares of Class A common stock issued to Remember Bruce, LLC under the RJB Purchase Agreement. If the remaining amounts owed under the RJB Purchase Agreement are funded, then holders of an additional 818,584 shares of Class A common stock would have rights, subject to certain conditions, to include their securities in registration statements that we may file for ourselves or other stockholders. If we were to register these securities for resale, they could be freely sold in the public market. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

In connection with an amendment to our prior senior secured term loan, on the first day of each quarter that our senior secured notes were outstanding, beginning on or after July 1, 2021, we were obligated to issue warrants to the lenders to purchase such number of shares of Class A common stock as equals 0.50% of the then outstanding shares of our common stock on a fully-diluted basis and we were required to file a registration statement with the SEC to register for resale the shares of Class A common stock underlying the warrants. Pursuant to this obligation, (i) on July 1, 2021, we issued warrants to the lenders exercisable for an aggregate of 10,862 shares of Class A common stock, (ii) on October 1, 2021, we issued warrants to the lenders exercisable for an aggregate of 11,155 shares of Class A common stock, (iii) on January 1, 2022 we issued warrants to the lenders exercisable for an aggregate of 18,710 shares of Class A common stock, and (iv) on April 1, 2022, we issued warrants to the lenders exercisable for an aggregate of 19,668 shares of Class A common stock; all such warrants have been fully exercised, and a total of 60,396 shares of Class A common stock have been issued to the lenders upon such exercises. We have filed registration statements for the resale of such shares with the SEC.

On September 15, 2021, in connection with the private placement with Mr. M. Salzberg pursuant to the 2021 Purchase Agreement, we issued to Mr. M. Salzberg (i) 25,000 shares of Class A common stock, (ii) warrants to purchase 20,000 shares of Class A common stock at an exercise price of $180.00 per share, (iii) warrants to purchase 10,000 shares of Class A common stock at an exercise price of $216.00 per share, and (iv) warrants to purchase 5,000 shares of Class A common stock at an exercise price of $240.00 per share, for an aggregate purchase price of $3.0 million.

On November 4, 2021, in connection with the 2021 Purchase Agreement and concurrently with the closing of the rights offering, we issued to RJB an aggregate of (i) 522,151 shares of Class A common stock, (ii) warrants to purchase 417,696 shares of Class A common stock at an exercise price of $180.00 per share, (iii) warrants to purchase 208,848 shares of Class A common stock at an exercise price of $216.00 per share, and (iv) warrants to purchase 104,424 shares of Class A common stock at an exercise price of $240.00 per share, for an aggregate purchase price of $62.7 million in two private placements. On November 4, 2021, we entered into a registration rights agreement with RJB and Mr. M. Salzberg, pursuant to which RJB, Mr. M. Salzberg and their respective permitted transferees, including pledgees, have the right to request that we file a shelf registration statement with respect to all or a portion of the shares that they hold, which include (x) shares of Class A common stock held prior to the execution of the 2021 Purchase Agreement, and (y) shares of Class A common stock and shares underlying the warrants purchased in connection with the 2021 Purchase Agreement. On December 10, 2021, we filed a registration statement for the resale of such shares and warrants with the SEC, which permits Mr. Sanberg, RJB, Mr. M. Salzberg and their respective permitted transferees, to sell such shares and/or warrants at any time and from time to time.

On February 14, 2022, in connection with a private placement with RJB pursuant to a purchase agreement (the “February Purchase Agreement”), we issued to RJB an aggregate of (i) 29,762 shares of Class A common stock, (ii) warrants to purchase 23,809 shares of Class A common stock at an exercise price of $180.00 per share, (iii) warrants to purchase 11,905 shares of Class A common stock at an exercise price of $216.00 per share, and (iv) warrants to purchase 5,952 shares of Class A common stock at an exercise price of $240.00 per share, for an aggregate purchase price of $5.0 million. On February 14, 2022, we entered into a registration rights agreement with RJB pursuant to which, among other things, RJB and its permitted transferees have the right to request that we file a shelf registration statement with respect to all or a portion of the shares of Class A common stock and shares underlying the warrants purchased in connection with the February Purchase Agreement.

On April 29, 2022, in connection with a private placement with RJB, pursuant to the RJB Purchase Agreement, we issued to (i) Long Live Bruce, LLC (“LLB”), which was assigned RJB’s rights to purchase the foregoing shares, an aggregate of 138,889 shares of Class A common stock for an aggregate purchase price of $20.0 million, which was financed, according to Mr. Sanberg’s Schedule 13D filed on May 2, 2022 through a loan secured by a pledge of such shares of Class A common stock. On April 29, 2022, in connection with a separate private placement with Linda Findley, a director and our President and Chief Executive Officer, pursuant to a purchase agreement (the “Findley Purchase Agreement”), we issued to Ms. Findley an aggregate of 3,472 shares of Class A common stock. On April 29, 2022, (i) we and RJB entered into an amendment and restatement of the registration rights agreement entered into with RJB in connection with the February 2022 private placement, pursuant to which, among other things, RJB and its permitted transferees, including pledgees, have the right to request that we file a shelf registration statement with respect to all or a portion of the shares Class A common stock purchased in connection with the RJB Purchase Agreement and the shares of Class A common stock and shares underlying the warrants purchased in connection with the February Purchase Agreement, and (ii) a registration rights agreement with Ms. Findley, pursuant to which, among other things, Ms. Findley and her permitted transferees, including pledgees, have the right to request that we file a shelf registration statement with respect to all or a portion of the shares of Class A common stock purchased in connection with the Findley Purchase Agreement. On August 7, 2022 we and RJB entered into an amendment to the amended and restated registration rights agreement to establish certain registration rights in respect of the 14,749 shares of Class A common stock issued to Remember Bruce, LLC under the RJB Purchase Agreement in December 2022 and 818,584 additional shares of Class A common stock that we have agreed to issue to RJB at the closing of the transactions contemplated by the RJB Purchase Agreement, which are consistent with those registration rights in respect of the 138,889 shares of Class A common stock purchased by RJB on April 29, 2022.

The stockholders above, or their permitted transferees, including pledgees,, could decide to sell their shares of Class A common stock into the market at any time, including on a rapid basis, and in one or more block trades or series of transactions, which could negatively impact the trading price of our Class A common stock.

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

On October 3, 2022, we entered into an equity distribution agreement with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which we could issue and sell shares of our Class A common stock having an aggregate offering price of up to $14,999,425 from time to time through the Sales Agent, pursuant to an “at-the-market” offering (the “October 2022 ATM”). The 385,231 shares of our Class A common stock issued and sold pursuant to the October 2022 ATM were issued and sold under our 2020 Shelf. In addition, on November 10, 2022, we entered into an equity distribution agreement with the Sales Agent, pursuant to which we could issue and sell shares of our Class A common stock having an aggregate offering price of up to $30.0 million from time to time through the Sales Agent, pursuant to an “at-the-market” offering (the “November 2022 ATM”). The 2,416,501 shares of our Class A common stock issued and sold pursuant to the November 2022 ATM were issued and sold under the 2022 Shelf. Furthermore, on February 10, 2023, we entered into an equity distribution agreement with the Sales Agent, pursuant to which we may issue and sell shares of our Class A common stock having an aggregate offering price of up to $70.0 million from time to time through the Sales Agent, pursuant to an “at-the-market” offering (the “February 2023 ATM”). The shares of Class A common stock issued and sold pursuant to the February 2023 ATM have been, and will be, issued and sold under our 2022 Shelf. As of July 31, 2023, we have issued and sold 603,033 shares of Class A common stock pursuant to the February 2023 ATM.

On June 9, 2023, in connection with the FreshRealm Transaction, we issued to FreshRealm a warrant to purchase 1,268,574 shares of Class A common stock, at an exercise price of $0.01 per share (the “Warrant”). In addition, we entered into a registration rights agreement with FreshRealm pursuant to which we agreed, among other things, to file a shelf registration statement with respect to the shares of Class A common stock underlying the Warrant (i) following the expiration of the period beginning on the issuance date of the Warrant and ending eighteen (18) months after the issuance date of the Warrant (the “Standstill/Lock-up Period”), within thirty (30) days of the date requested by FreshRealm and (ii) on such other date as mutually agreed by us and FreshRealm. Further, at any time following the expiration of the Standstill/Lock-up Period that the shelf registration statement is not effective, we are required upon a demand by FreshRealm to file and cause to be declared effective a shelf registration statement registering the resale of the shares of Class A common stock underlying the Warrant, provided that FreshRealm is entitled to no more than two (2) such demands in any twelve (12) month period. FreshRealm is also entitled to an aggregate of three (3) demands for underwritten offerings and other take-downs.

Sales of additional amounts of shares of our Class A common stock or other securities convertible into shares of Class A common stock, including the warrants issued to our prior lenders in connection with the amendment to our prior senior secured notes, the warrants issued pursuant to the 2021 Purchase Agreement and the February Purchase Agreement, and the Warrant, for which we have filed or are obligated to file shelf registrations with the SEC relating to the shares underlying those warrants, would dilute our stockholders’ ownership in us.

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

General Risk Factors.

Higher labor costs due to statutory and regulatory changes could materially adversely affect our business, financial condition and operating results.

Various federal and state labor laws, including new laws and regulations enacted in response to COVID-19, govern our relationships with our employees, as well as FreshRealm’s relationships with its employees, and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, workplace health and safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our employees are paid at rates set at, or above but related to, the applicable minimum wage, further increases in the minimum wage could increase our labor costs. In addition, increases in the wages or benefits that FreshRealm provides to its employees could be passed through to us through increased prices under the production and fulfillment agreement. Significant additional government regulations could materially adversely affect our business, financial condition and operating results, either directly or indirectly.

Consumer or other litigation could adversely affect our financial condition and results of operations.

We have in the past and/or may in the future become subject to legal proceedings, disputes, claims, investigations, regulatory proceedings, or similar actions that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial matters, or employment claims brought by our employees. Further, state or federal regulators could make inquiries and/or conduct investigations with respect to one or more of our products.

We have in the past and may again become a defendant in class action litigation, including litigation regarding employment practices, product labeling, public statements and disclosures under securities laws, antitrust, advertising, consumer protection and wage and hour laws. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. Our defense costs and any resulting damage awards or settlement amounts may be significant and not be covered, or in some instances fully covered, by our insurance policies. Even if any such litigation or claims lack merit, the process of defending against these claims may result in substantial costs to the business and divert management’s attention and resources, which can harm our business, operating results and financial condition. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
Not applicable.
Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit	Description

2.1
Asset Purchase Agreement, dated as of June 9, 2023, by and among Blue Apron, LLC, Blue Apron Holdings, Inc. and FreshRealm, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2023)

3.1*	Restated Certificate of Incorporation of Blue Apron Holdings, Inc., as amended

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2023)

10.1
Production and Fulfillment Agreement, dated as of June 9, 2023, by and between Blue Apron, LLC and FreshRealm, Inc. (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2023)

10.2
Sublease Agreement, dated as of June 9, 2023, by and between Blue Apron, LLC and FreshRealm, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2023)

10.3
Sublease Agreement and Assignment and Assumption Agreement, dated as of June 9, 2023, by and between Blue Apron, LLC and FreshRealm, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2023)

10.4
Registration Rights Agreement, dated as of June 9, 2023, by and between Blue Apron Holdings, Inc. and FreshRealm, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2023)

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
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Date: August 9, 2023	/s/ Linda Findley
Linda Findley
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 9, 2023	/s/ Mitch Cohen
Mitch Cohen
Interim Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)