Form 10-Q
period 2023-09-30
Blue Apron Holdings, Inc.
filed 2023-11-09
CIK 1701114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-38134
Blue Apron Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-4777373
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28 Liberty Street, New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (347) 719-4312
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A Common Stock, $0.0001 par value per share	APRN	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Indicate the number of shares outstanding of each class of the issuer’s common stock as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	7,696,606 shares outstanding as of October 31, 2023
Class B Common Stock, $0.0001 par value	0 shares outstanding as of October 31, 2023
Class C Capital Stock, $0.0001 par value	0 shares outstanding as of October 31, 2023

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•our plans and expectations regarding our proposed acquisition by Wonder Group, Inc. (“Wonder”) pursuant to that certain Agreement and Plan of Merger, dated September 28, 2023 (the “Merger Agreement”), with Wonder and Basil Merger Corporation, a wholly owned subsidiary of Wonder, including our ability to consummate the proposed transaction on the anticipated timeframe or at all, and all related matters;
•our ability to successfully execute our business without our fulfillment and production assets; our ability to successfully and efficiently transition our fulfillment and production assets to FreshRealm, Inc. (”FreshRealm”); the ability of FreshRealm to continue to fulfill our meal-kit products in a manner consistent with our brand standards, if at all; our ability to achieve the anticipated benefits of the FreshRealm Transaction (as defined below in Note 2, Summary of Significant Accounting Policies) for our stockholders;
•if our proposed acquisition by Wonder does not close, the sufficiency of our cash resources and our ability to continue to operate as a going concern if we are unable to execute our business strategy and implement our new asset-light operating plan, including (a) our ability to (i) earn up to $4.0 million in additional cash consideration under the asset purchase agreement we entered into with FreshRealm in connection with the FreshRealm Transaction, $3.0 million of which we expect to receive in the fourth quarter of 2023, (ii) realize the benefit of the full $3.5 million promissory note issued in connection with the FreshRealm Transaction, and (iii) achieve the up to $17.5 million of volume-based rebates under the production and fulfillment agreement we entered into with FreshRealm, (b) the ability of FreshRealm to cost effectively price the production and fulfillment of our meal kits and other products, or (c) our ability, if we are unable to successfully implement our operating strategy, to recognize the benefits of our identified expense reductions, including our recent headcount reductions, or raise additional capital or funding, including through (i) the February 2023 ATM (as defined below in Item 2 - Sources of Liquidity) or otherwise, (ii) receiving all or a sufficient portion of the remaining $68.2 million due to us in connection with the $56.5 million private placement (of which $1.0 million has been received) and the $12.7 million gift card transaction with certain affiliates of Joseph N. Sanberg, or (iii) the disposition of some or all of the pledged securities securing the private placement obligation;
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
•our ability to achieve our environmental, social and corporate governance goals on our anticipated timeframe, if at all;
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

BLUE APRON HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per-share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,232	$33,476
Accounts receivable, net	77	556
Inventories, net	1,758	25,023
Seller note receivable, net	3,213	—
Prepaid expenses and other current assets	16,971	17,657
Total current assets	49,251	76,712
Property and equipment, net	5,623	57,186
Operating lease right-of-use assets	26,577	32,340
Other noncurrent assets	1,608	4,904
TOTAL ASSETS	$83,059	$171,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,473	$18,709
Current portion of related party payables	—	3,000
Accrued expenses and other current liabilities	21,068	27,077
Current portion of long-term debt	—	27,512
Operating lease liabilities, current	9,689	8,650
Deferred revenue	18,042	19,083
Total current liabilities	85,272	104,031
Operating lease liabilities, long-term	16,608	23,699
Related party payables	—	2,500
Other noncurrent liabilities	6,844	7,191
TOTAL LIABILITIES	108,724	137,421
Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value of $0.0001 per share — 1,500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 6,429,016 and 4,408,495 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, par value of $0.0001 per share — 175,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class C capital stock, par value of $0.0001 per share — 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	840,381	810,512
Accumulated deficit	(866,047)	(776,792)
TOTAL STOCKHOLDERS’ EQUITY	(25,665)	33,721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,059	$171,142
The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.
Consolidated Statements of Operations
(In thousands, except share and per-share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$98,799	$109,665	$318,108	$351,653
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	62,307	74,367	200,921	235,015
Marketing	9,287	17,291	33,371	66,981
Product, technology, general and administrative	32,100	37,646	102,265	120,785
Depreciation and amortization	792	5,478	8,194	16,604
Other operating expense	4,704	—	10,550	—
Total operating expenses	109,190	134,782	355,301	439,385
Income (loss) from operations	(10,391)	(25,117)	(37,193)	(87,732)
Gain (loss) on extinguishment of debt	—	—	(1,850)	650
Gain (loss) on transaction	—	—	(48,554)	—
Interest income (expense), net	109	(821)	(1,638)	(2,824)
Other income (expense), net	—	—	—	2,033
Income (loss) before income taxes	(10,282)	(25,938)	(89,235)	(87,873)
Benefit (provision) for income taxes	(7)	(11)	(20)	(76)
Net income (loss)	$(10,289)	$(25,949)	$(89,255)	$(87,949)

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(1.34)	$(8.93)	$(13.57)	$(31.27)
Diluted	$(1.34)	$(8.93)	$(13.57)	$(31.27)
Weighted-average shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	7,671,395	2,904,428	6,579,247	2,812,318
Diluted	7,671,395	2,904,428	6,579,247	2,812,318
The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
2023
Balance — December 31, 2022	4,408,495	$1	$810,512	$(776,792)	$33,721
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	12,068	0	0	—	—
Issuance of common stock from public equity offerings, net of issuance costs	1,390,711	0	16,471	—	16,471
Share-based compensation	—	—	1,355	—	1,355
Net income (loss)	—	—	—	(17,036)	(17,036)
Balance — March 31, 2023	5,811,274	$1	$828,338	$(793,828)	$34,511
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	21,438	0	0	—	0
Issuance of common stock from public equity offerings, net of issuance costs	545,244	0	3,432	—	3,432
Share-based compensation	—	—	1,009	—	1,009
Issuance of warrant	—	—	6,778	—	6,778
Net income (loss)	—	—	—	(61,930)	(61,930)
Balance — June 30, 2023	6,377,956	$1	$839,557	$(855,758)	$(16,200)
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	51,060	0	0	—	—
Share-based compensation	—	—	824	—	824
Net income (loss)	—	—	—	(10,289)	(10,289)
Balance — September 30, 2023	6,429,016	$1	$840,381	$(866,047)	$(25,665)

2022
Balance — December 31, 2021	2,641,200	$—	$746,567	$(666,514)	$80,053
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	10,082	0	0	—	0
Issuance of common stock upon exercise of warrants	40,671	0	4,096	—	4,096
Issuance of common stock from private placements, net of issuance costs	29,762	0	4,809	—	4,809
Share-based compensation	—	—	2,233	—	2,233
Cumulative effect adjustment related to the adoption of the leasing standard	—	—	—	(545)	(545)
Net income (loss)	—	—	—	(38,674)	(38,674)
Balance — March 31, 2022	2,721,715	$—	$757,705	$(705,733)	$51,972
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	15,957	0	0	—	—
Issuance of common stock upon exercise of warrants	19,611	0	953	—	953
Issuance of common stock from private placements, net of issuance costs	142,361	0	20,027	—	20,027
Share-based compensation	—	—	1,799	—	1,799
Net income (loss)	—	—	—	(23,326)	(23,326)
Balance — June 30, 2022	2,899,644	$—	$780,484	$(729,059)	$51,425
Issuance of common stock upon exercise of stock options and vesting of restricted stock, net of tax withholdings	13,342	0	—	—	—
Share-based compensation	—	—	1,644	—	1,644
Net income (loss)	—	—	—	(25,949)	(25,949)
Balance — September 30, 2022	2,912,986	$—	782,128	(755,008)	27,120
The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE APRON HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(89,255)	$(87,949)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization of property and equipment	8,194	16,604
Loss (gain) on disposal of property and equipment	—	135
Loss on impairment	1,662	—
Loss (gain) on extinguishment of debt	1,850	(650)
Loss (gain) on derecognition of warrant obligation	—	(214)
Loss (gain) on transaction	48,554	—
Changes in fair value of warrant obligation	—	(1,819)
Changes in reserves and allowances	176	(183)
Share-based compensation	3,061	5,384
Non-cash interest expense	742	597
Changes in operating assets and liabilities:
Accounts receivable	479	210
Inventories	(1,834)	(5,623)
Prepaid expenses and other current assets	404	(6,291)
Operating lease right-of-use assets	5,563	(760)
Accounts payable	17,749	1,028
Current portion of related party payables	(3,000)	3,000
Accrued expenses and other current liabilities	(4,665)	(3,774)
Operating lease liabilities	(5,849)	105
Deferred revenue	(1,041)	12,908
Related party payables	(2,500)	2,500
Other noncurrent assets and liabilities	3,248	(3,189)
Net cash from (used in) operating activities	(16,462)	(67,981)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from transaction	23,558	—
Purchases of property and equipment	(3,206)	(4,983)
Proceeds from sale of property and equipment	171	166
Net cash from (used in) investing activities	20,523	(4,817)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from equity and warrant issuances	20,354	25,500
Net proceeds from debt issuance	—	28,200
Repayments of debt	(30,000)	(30,625)
Payments of debt and equity issuance costs	(625)	(1,452)
Principal payments on financing lease obligations	(73)	(7)
Net cash from (used in) financing activities	(10,344)	21,616
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(6,283)	(51,182)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	34,656	83,597
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$28,373	$32,415

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$35	$65
Cash paid for interest	$922	$2,200
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquisition (disposal) of property and equipment financed under finance lease obligations	$(214)	$—
Non-cash additions to property and equipment	$(54)	$299
Purchases of property and equipment in Accounts payable and Accrued expenses and other current liabilities	$84	$449
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
In addition to meals, the Company sells a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions, as well as non-subscription meal kits and wine products, through Blue Apron Market, its e-commerce market. Historically, the Company also sold wine through Blue Apron Wine, a direct-to-consumer wine delivery service (“Blue Apron Wine”). In October 2023, the Company announced its decision to wind down Blue Apron Wine, which the Company expects to complete in the fourth quarter of 2023.
Reverse Stock Split

On June 7, 2023, the Company effected a reverse stock split (the “Reverse Stock Split”) of its outstanding shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) at a ratio of 1-for-12 pursuant to a Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended, filed with the Secretary of State of the State of Delaware. The Reverse Stock Split was reflected on the New York Stock Exchange (the “NYSE”), which was the stock exchange the Class A Common Stock was listed on at the time of the Reverse Stock Split, beginning with the opening of trading on June 8, 2023. Pursuant to the Reverse Stock Split, every 12 shares of the Company’s issued and outstanding Class A Common Stock were automatically converted into one issued and outstanding share of Class A Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who would otherwise be entitled to a fractional share of Class A Common Stock were instead entitled to receive a cash payment in lieu of such fractional shares. The number of authorized shares of the Company’s Class A Common Stock under the Company’s Restated Certificate of Incorporation, as amended, remained unchanged at 1,500,000,000. The Reverse Stock Split affected all issued and outstanding shares of the Class A Common Stock, and the respective numbers of shares of Class A Common Stock underlying the Company’s outstanding stock options, outstanding restricted stock units, outstanding performance stock units, outstanding warrants and the Company’s equity incentive plans were proportionately adjusted. All historical share and per share amounts of Class A Common Stock included in the accompanying Consolidated Financial Statements have been retrospectively adjusted to give effect to the Reverse Stock Split for all periods presented.
Voluntary Transfer of Stock Listing to Nasdaq
On September 22, 2023, the Company voluntarily transferred its stock exchange listing to the Nasdaq Stock Market LLC (“Nasdaq”) from the NYSE. The Company's Class A Common Stock began trading on Nasdaq on September 25, 2023.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited interim Consolidated Financial Statements (the “Consolidated Financial Statements”) have been prepared on the same basis as the audited Consolidated Financial Statements, and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2023 and December 31, 2022, results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Annual

Report”). There have been no material changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Annual Report, except those additional significant policies as described within the accompanying notes to the Consolidated Financial Statements.
The accompanying Consolidated Financial Statements include the accounts of Blue Apron Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”).
Within the issuance of the Annual Report, the Company adopted Accounting Standards Update No. 2016-02, “Leases” (“ASC 842”) using the modified retrospective approach, resulting in an adoption effective date of January 1, 2022. As such, the adoption of this standard within the annual period of the twelve months ended December 31, 2022, resulted in the following adjustments to amounts previously presented in the Consolidated Financial Statements within quarterly filings under the prior lease standard (“ASC 840”):

	ASC 840 Amount	ASC 842 Adjustment	Nine Months Ended September 30, 2022
	(In thousands)
Consolidated Statement of Operations:
Product, technology, general & administrative	$118,747	$2,038	$120,785
Depreciation & amortization	$16,218	$386	$16,604
Interest income (expense), net	$(4,621)	$1,797	$(2,824)

	ASC 840 Amount	ASC 842 Adjustment	Nine Months Ended September 30, 2022
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(87,322)	$(627)	$(87,949)
Depreciation and amortization of property and equipment	$16,218	$386	$16,604
Prepaid expenses and other current assets	$(6,188)	$(103)	$(6,291)
Operating lease right-of-use assets	$—	$(760)	$(760)
Accrued expenses and other current liabilities	$(4,296)	$522	$(3,774)
Operating lease liabilities	$—	$105	$105
Other noncurrent assets and liabilities	$(3,828)	$639	$(3,189)
Cash Flows From Financing Activities:
Principal payments on financing lease obligations	$(120)	$113	$(7)
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
The Company has a history of significant net losses, including $89.3 million and $87.9 million for the nine months ended September 30, 2023, and 2022, respectively, and operating cash flows of $(16.5) million and $(68.0) million for the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023, the Company had a working capital deficit of $47.7 million and an accumulated deficit of $866.0 million. Prior to the FreshRealm Transaction (as discussed below), the Company has historically funded its operations through financing activities, including raising equity and debt. The Company's current operating plan indicates it will continue to incur net losses and generate negative cash flows from operating activities for the next twelve months, and as of September 30, 2023, the Company had cash and cash equivalents of $27.2 million. These conditions and events in the aggregate raise substantial doubt regarding the Company's ability to continue as a going concern.
In an effort to alleviate the conditions that raise substantial doubt regarding the Company's ability to continue as a going concern, the Company entered into a strategic partnership with FreshRealm, Inc. (”FreshRealm”). On June 9, 2023 (the ”Closing Date”), the Company entered into definitive agreements with FreshRealm, pursuant to which, among other things, the Company sold its production and fulfillment operational infrastructure to FreshRealm, including, among other things, inventory, equipment, and related know-how and transferred related personnel relating to the Company's production and fulfillment operations. Concurrently, the Company executed a 10-year production and fulfillment agreement (as amended from time to time the ”Production and Fulfillment Agreement”) pursuant to which FreshRealm became the exclusive supplier of the Company's meal kits. The Company also subleased to FreshRealm the Company's fulfillment facilities located in Linden, New Jersey and Richmond, California (the “Facilities” and such transactions, together with the related transactions contemplated thereby, the “FreshRealm Transaction”). As consideration for the FreshRealm Transaction, on the Closing Date, the Company received approximately $23.6 million of net cash proceeds upfront and is eligible to receive up to $25.0 million of additional value primarily through a cash earnout if the Company achieves certain financial and cost-savings milestones within specified time periods and future volume-based rebates if the Company reaches specified thresholds and achieves financial targets based on volume of purchases of certain products from FreshRealm under the Production and Fulfillment Agreement. With a portion of the proceeds from the FreshRealm Transaction, the Company also repaid its remaining outstanding senior secured notes in full. See Note 3 for further discussion regarding the FreshRealm Transaction.

With the completion of the FreshRealm Transaction, the Company has further streamlined its cost structure and reduced its negative operating cash flows. The current operating plans of the Company's management are focused on continuing to optimize the Company's cost structure and grow its revenues in order to earn the volume-based rebates on future meal-kit volumes and new product initiatives as well as the Earnout (as defined below), and to thereby achieve the Company's goal of profitability.

Additionally, on September 28, 2023, the Company entered into that certain Agreement and Plan of Merger (the “Merger Agreement”) with Wonder Group, Inc., a Delaware corporation (“Wonder” or “Parent”), and Basil Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”). The Merger Agreement provides for the acquisition of the Company by Parent through a cash tender offer (the “Offer”) by Purchaser for all of the Company’s issued and outstanding shares of the Class A common stock at a price of $13.00 per share of Class A Common Stock, net to the stockholder in cash, without interest and less any applicable tax withholding (the “Offer Price”), which constitute all of the issued and outstanding Class A Common Stock, Class B common stock, par value $0.0001 per share, and Class C capital stock, par value $0.0001 per share (collectively the "Common Stock"). Following the completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Parent, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law (the “DGCL”), without any stockholder approvals. The Merger will be effected as soon as practicable following the time of acceptance for purchase by Purchaser of shares of Common Stock validly tendered (and not validly withdrawn) pursuant to the Offer (the “Acceptance Time”). See Note 3 for further discussion regarding the Merger Agreement.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its operating plan on its anticipated timeline, as well as its ability to successfully consummate the Merger. Although management continues to pursue its plans, there can be no assurance that the Company will be successful in executing on its operating plan or that the Merger will be consummated in a timely manner or at all.
Additionally, as of the date of this Quarterly Report on Form 10-Q, the remaining $55.5 million owed under the RJB Purchase Agreement (as defined in Note 14) due from an affiliate of Joseph N. Sanberg, an existing stockholder of the Company, remains unfunded, as well as the remaining $12.7 million owed from an affiliate of Sanberg under the Sponsorship Gift Cards Agreement (as defined in Note 16). An affiliate of Sanberg has granted the Company a security interest in equity shares of certain privately-held issuers (the “Pledged Shares”) as collateral for the RJB Purchase Agreement, which it has the right to foreclose on and take ownership.

The Company's Consolidated Financial Statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern.
Use of Estimates
In preparing its Consolidated Financial Statements in accordance with GAAP, the Company is required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, and expenses, and disclosure of contingent assets and liabilities which are reported in the Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition, inventory valuation, leases, the fair value of share-based awards, the fair value of the Blue Torch warrant obligation (as defined in Note 18), recoverability of long-lived assets, and the recognition and measurement of contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from the Company’s estimates and assumptions.
Smaller Reporting Company Status
The Company is a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore qualifies for reduced disclosure requirements for smaller reporting companies.
3. Strategic Transactions

Merger Agreement with Wonder

On September 28, 2023, the Company entered into the Merger Agreement with Wonder and Purchaser. The Merger Agreement provides for the acquisition of the Company by Parent through the Offer by Purchaser for all of the Company’s issued and outstanding shares of Class A Common Stock, which constitutes all of the Company’s issued and outstanding shares of Common Stock at the Offer Price.

The board of directors of the Company (the “board of directors”) unanimously (i) determined and declared that it is in the best interests of the Company and its stockholders that the Company enter into the Merger Agreement and consummate the Merger and that the Company’s stockholders accept the Offer and tender their shares of Common Stock pursuant to the Offer, in each case on the terms and subject to the conditions set forth in the Merger Agreement; (ii) approved and declared the advisability of the Merger Agreement, the Offer, the Merger and the other transactions contemplated by the Merger Agreement; (iii) declared that the terms of the Offer and the Merger are fair to the Company and its stockholders; and (iv) resolved to recommend that the Company’s stockholders accept the Offer and tender their shares of Common Stock pursuant to the Offer.

Pursuant to the Merger Agreement, on October 13, 2023 Purchaser commenced (within the meaning of Rule 14d-2 under the Exchange Act) the Offer to purchase any and all issued and outstanding shares of Class A Common Stock, which constitutes all of the issued and outstanding shares of Common Stock, for a price per share of Common Stock equal to the Offer Price. The Offer shall initially remain open for 20 business days, subject to possible extension on the terms set forth in the Merger Agreement. The parties currently expect the Offer and the Merger to be completed in the fourth quarter of 2023.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of Common Stock, other than (i) shares of Common Stock held by the Company, Parent, Purchaser, or any wholly-owned subsidiary of Parent (other than Purchaser) or any wholly-owned subsidiary of the Company, (ii) irrevocably accepted for purchase in the Offer by the Purchaser or (iii) shares of Common Stock that are held by stockholders who are entitled to and properly demand appraisal for such shares of Common Stock in accordance with Section 262 of the DGCL, will be automatically converted into the right to receive the Offer Price from Purchaser (the “Merger Consideration”).

Pursuant to the Merger Agreement: (a) as of immediately prior to the Effective Time, each then-outstanding and unexercised option to purchase shares of Common Stock (each, a “Company Stock Option”) shall vest (to the extent unvested) in full and automatically be cancelled and converted into the right to receive from the Company following the Merger an amount of cash equal to the product of (i) the total number of shares of Common Stock then underlying such Company Stock Option multiplied by (ii) the excess, if any, of the Merger Consideration over the exercise price per share of such Company Stock Option, without any interest thereon. In the event that the exercise price of any such Company Stock Option is equal to or greater than the Merger Consideration, such Company Stock Option shall be cancelled, without any consideration being payable in respect thereof, and have no further force or effect; (b) as of immediately prior to the Effective Time, (i) each restricted stock unit with respect to shares of Common Stock which vests solely on the continued performance of services (each, a “Company RSU”) that is then outstanding shall vest in full (to the extent unvested), and (ii) (A) each such vested Company RSU and (B) each restricted stock unit with respect to any shares of Common Stock which vests based on the achievement of one or more performance metrics and the continued performance of service (each, a “Company PSU”) that is then outstanding and vested (including any such Company PSU that becomes vested as a result of any applicable performance-vesting condition becoming satisfied in connection with the Merger) shall, in each case, automatically be cancelled and converted into the right to receive from the Company following the Merger an amount of cash equal to the product of (1) the total number of shares of Common Stock then underlying such vested Company RSU or vested Company PSU, as applicable, multiplied by (2) the Merger Consideration. Any Company PSU that is not vested (and does not become vested in connection with the Merger) as of immediately prior to the Effective Time shall be cancelled, without any consideration being payable in respect thereof, and have no further force or effect; and (c) as of immediately prior to the Acceptance Time, each warrant to purchase shares of Common Stock issued by the Company (such warrants, other than that certain Class A Common Stock Purchase Warrant issued by the Company to FreshRealm (such warrant, the “Supplier Warrant”), the "Company Warrants"), that is then-outstanding, and unexercised shall automatically, in accordance with such specified Company Warrant’s terms and with no further action by the Company or the holder thereof, automatically terminate and be cancelled and of no further force or effect and for no consideration.

Purchaser’s obligation to accept shares of Common Stock tendered in the Offer is subject to customary closing conditions, including (i) that, immediately prior to the expiration of the Offer, the number of shares of Common Stock validly tendered and not validly withdrawn (excluding shares tendered pursuant to guaranteed delivery procedures that have not yet been “received,” as such term is defined by Section 251(h)(6)(f) of the DGCL), together with any shares of Common Stock owned by Purchaser, Parent or any wholly-owned subsidiary of Parent, does not equal at least one share more than one-half of all shares of Common Stock then outstanding; (ii) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary thresholds and exceptions; (iii) the Company’s compliance with, and performance of, in all material respects its covenants and agreements contained in the Merger Agreement; (iv) since the date of the Merger Agreement, the absence of a Company Material Adverse Effect (as defined in the Merger Agreement); and (v) the other customary conditions set forth in Annex I to the Merger Agreement under certain circumstances.

Following the completion of the Offer, and subject to the terms and conditions of the Merger Agreement, the parties shall consummate the Merger, with the Company surviving as a wholly-owned subsidiary of Parent, pursuant to the procedure provided for under Section 251(h) of the DGCL, without any stockholder approvals. The Merger will be effected at the Acceptance Time.

The Merger Agreement contains customary representations and warranties from both the Company, on the one hand, and Parent and Purchaser, on the other hand. The Company has agreed, among other things, to use commercially reasonable efforts to operate its business in the ordinary course until the Acceptance Time and to not engage in specific types of transactions during such period. The Company has also agreed to customary non-solicitation restrictions, including not to solicit or initiate alternative acquisition proposals from third parties and engage in discussions or negotiations with third parties regarding acquisition proposals, or change the recommendation of the board of directors to the Company’s stockholders regarding the Offer, in each case except in certain circumstances as permitted by the Merger Agreement.

The Merger Agreement contains customary termination rights for both Parent and Purchaser, on the one hand, and the Company, on the other hand, including, among others, for failure to consummate the Offer on or before February 28, 2024. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement (including under specified circumstances in connection with the Company’s entry into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement) or the board of directors' change of recommendation in favor of the Offer), the Company will be required to pay Parent a termination fee of $3.1 million. The parties to the Merger Agreement are also entitled to specifically enforce the terms and provisions of the Merger Agreement under certain circumstances.

For additional information related to the Merger Agreement, refer to the Company’s Solicitation/Recommendation Statement on the Schedule 14D-9 filed by the Company on October 13, 2023 (as it may be further amended or supplemented from time to time, the “Schedule 14D-9”). Please also see “Item 1A. Risk Factors–- Risks Related to the Pending Transaction with Wonder” of this Quarterly Report on Form 10-Q.

Tender and Support Agreement

On September 28, 2023, and in connection with execution of the Merger Agreement, Parent and Purchaser entered into a Tender and Support Agreement (the “Support Agreement”) with FreshRealm, who beneficially owned approximately 16.5% of the outstanding shares of Class A Common Stock as of September 27, 2023. Pursuant to the Support Agreement, FreshRealm agreed, among other things, (i) to tender all of the shares of Class A Common Stock held by FreshRealm (the “Subject Shares”) in the Offer following exercise of the Supplier Warrant in accordance with the terms of the Support Agreement, subject to certain exemptions (including the termination of the Merger Agreement), (ii) to vote against, among other things, other proposals to acquire the Company, and (iii) to certain other restrictions on its ability to take actions with respect to the Company and its shares of Class A Common Stock. On October 11, 2023, FreshRealm exercised in full the Supplier Warrant to purchase 1,268,574 shares of Class A Common Stock. FreshRealm paid the exercise price on a cashless basis, resulting in the Company withholding 984 shares of the Subject Shares to pay the exercise price and issuing the remaining 1,267,590 shares of Class A Common Stock to FreshRealm. No fractional shares were issued. See the “The Supplier Warrant” section below for additional information related to the Supplier Warrant.

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

Asset Purchase Agreement
On the Closing Date, the Company, Blue Apron, LLC, the Company’s wholly owned subsidiary (“Blue Apron”), and FreshRealm entered into an asset purchase agreement (the “Asset Purchase Agreement”), pursuant to which FreshRealm purchased certain assets of the Company relating to the Company’s production and fulfillment operations (the “P&F Business”) conducted by the Company at its Facilities.
Pursuant to the Asset Purchase Agreement, on the Closing Date, (i) Blue Apron transferred to FreshRealm various assets used in the P&F Business including, among others, certain of Blue Apron’s inventory and consumable supplies and the rights under warranties and indemnities related thereto, identified transferred contracts (the “Transferred Contracts”), furnishings and equipment at the Facilities, including certain operating and finance leases, permits, books and records relating to the P&F Business, and intellectual property, including certain know-how, business IT systems and any implied goodwill arising out of such assets or the P&F Business (such assets, the “Purchased Assets”), other than the assets set forth in clause (ii); (ii) Blue Apron retained various assets including certain of Blue Apron’s prepaid expenses, intellectual property, excluded contracts, the assets relating to Blue Apron Wine, the Company’s e-commerce marketplace business, and other assets unrelated to the P&F Business, including assets relating to the Company’s culinary, marketing and digital product, and customer service operations (such assets, the “Excluded Assets”); (iii) FreshRealm assumed certain liabilities, including liabilities relating to the ownership or use of the Purchased Assets after the closing of the FreshRealm Transaction, the employment of the Relevant Team Employees (as defined in the Asset Purchase Agreement) after the Closing Date, and obligations under the Transferred Contracts; and (iv) Blue Apron retained certain liabilities, including trade payables in connection with the P&F Business prior to the Closing Date, liabilities relating to operation of the P&F Business prior to the Closing Date, and liabilities relating to the Excluded Assets.
The Company determined that the assets sold and transferred and the assigned liabilities (collectively the “Disposal Group”) did not constitute a component and did not meet the criteria for discontinued operation under ASC 205-20 as no discrete financial information is available for the Disposal Group with no cash flows that can be clearly distinguished for financial reporting purposes from the rest of Company. The Company concluded that the Disposal Group constitutes a business as it contains inputs and processes for producing outputs and, as such, the Company accounted for the sale as a disposal of a business under ASC 810-10. As of May 15, 2023, the Disposal Group met the criteria for classification as held for sale under ASC 360 with the Disposal Group subsequently being disposed of by sale on the Closing Date. The Disposal Group consisted of the following assets and liabilities:

Disposal Group
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
As consideration for the FreshRealm Transaction, on the Closing Date, FreshRealm paid to Blue Apron an amount in cash equal to $28.5 million (the “Base Sale Price”), less $3.5 million, which was paid to Blue Apron in the form of the Seller Note (as defined and described in Note 5), less an amount equal to all vacation time, sick time and other paid time off accrued by Relevant Team Employees (the “PTO Credit“) in connection with the FreshRealm Transaction. Under the Asset Purchase Agreement, FreshRealm is obligated to pay to Blue Apron an aggregate of up to $4.0 million of additional cash consideration, including $3.0 million as a result of, as of September 30, 2023 (the “First Earnout Calculation Date”), Blue Apron having achieved certain financial and cost-savings milestones and being in compliance in all material respects with its obligations under the Transition Services Agreement (as defined below), and $1.0 million if Blue Apron has achieved the aforementioned financial and cost-savings milestones and also remains in compliance with its obligations under the Transition Services Agreement as of December 31, 2023 (the ”Second Earnout Calculation Date” and, together with the First Earnout Calculation Date, the “Earnout”). No later than 30 days following each applicable Earnout Calculation Date, Blue Apron will deliver to FreshRealm a written statement setting forth in reasonable detail its determination of whether the Earnout has been achieved. After receipt of such written statement, FreshRealm shall have 30 days to review such written statement and, if approved, the Earnout will be paid by FreshRealm to Blue Apron within 5 business days following the final determination and approval of the written statement.
On October 27, 2023, Blue Apron delivered the written statement following the First Earnout Calculation Date and expects to earn the first $3.0 million of the Earnout in the fourth quarter of 2023.
The Company determined the total net consideration to be equal to the Base Sale Price, minus the face amount of the Seller Note, plus the seller note receivable, net, minus the PTO Credit, minus the value of the Supplier Warrant (as described below).

Purchase Consideration
(In thousands)
Base purchase price	$28,500
Seller note principal	(3,500)
Seller note receivable, net	3,086
PTO credit - Relevant Team Employees	(1,442)
Warrant	(6,778)
Total Purchase consideration	$19,866

For the nine months ended September 30, 2023, the Company recognized a loss on the FreshRealm Transaction of $48.6 million, which is recorded in Loss on transaction in the accompanying consolidated statement of operations.

Loss on transaction
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
The Production and Fulfillment Agreement also provides for up to $17.5 million of volume-based rebates during the term of the Production and Fulfillment Agreement. Blue Apron can earn these rebates based on the volume of purchases of certain products under the Production and Fulfillment Agreement above specified thresholds, as well as the achievement of certain financial targets by Blue Apron. To earn these rebates, Blue Apron must pay for the relevant products. The volume-based rebates represent a potential future gain that is contingent upon the Company (i) increasing its purchase volume from FreshRealm and (ii) achieving positive adjusted EBITDA. As the volume-based rebates act to ensure that the Company continues to purchase a substantive volume of products from FreshRealm (i.e., ensure that the interests of the Company and FreshRealm are aligned through 2025), the Company determined that the volume-based rebates relate to the ongoing future relationship with FreshRealm, and not the FreshRealm Transaction, and thus should be excluded from the measurement of the consideration. For the three and nine months ended September 30, 2023, no volume-based rebates were earned.
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
Subleases
In connection with the execution of the Asset Purchase Agreement, Blue Apron and FreshRealm entered into sublease agreements for the Facilities (the “Sublease Agreements”). The term of the subleases commenced on the Closing Date.
The Richmond, California sublease (the “CA Sublease”) will expire on the earlier to occur of (i) the Triggering Date (as defined in the CA Sublease), or (ii) December 31, 2024. The CA Sublease contemplates an assignment of Blue Apron’s interest in the underlying prime lease to FreshRealm.
The Linden, New Jersey sublease (the “NJ Sublease” and together with the CA Sublease, the “Subleases”) will expire on December 31, 2024, unless the Triggering Date (as defined in the NJ Sublease) occurs, in which event the term shall be extended until August 31, 2026. The NJ Sublease contemplates potential extensions of the NJ Sublease term and/or an assignment of Blue Apron’s interest in the underlying Prime Lease (as defined in the NJ Sublease) to FreshRealm.

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

The Supplier Warrant

In connection with the execution of the Asset Purchase Agreement, and in consideration for the FreshRealm Transaction, the Company simultaneously issued to FreshRealm a warrant (the “Supplier Warrant”) to purchase 1,268,574 shares of the Company’s Class A Common Stock, at an exercise price of $0.01 per share, which represented 19.99% of the Company’s outstanding Class A Common Stock as of the Closing Date. In connection with the Merger Agreement, on October 11, 2023, FreshRealm exercised in full the Supplier Warrant to purchase 1,268,574 shares of Class A Common Stock. FreshRealm paid the exercise price on a cashless basis, resulting in the Company withholding 984 shares of the Subject Shares to pay the exercise price and issuing the remaining 1,267,590 shares of Class A Common Stock to FreshRealm. No fractional shares were issued.

Prior to the 7th anniversary of the Closing Date of the FreshRealm Transaction, the Supplier Warrant was exercisable at any time on or after the earlier to occur of (i) the expiration of the Standstill/Lock-up Period (as defined below), or any exception during the Standstill/Lock-up Period and (ii) the delisting of the Class A Common Stock from the NYSE; provided that if the Class A Common Stock was concurrently listed on another Trading Market (as defined in the Supplier Warrant) within ninety (90) days after such delisting, the Supplier Warrant would not have become exercisable pursuant to clause (ii). Subject to the terms of the Supplier Warrant, the number of shares issuable upon exercise of the Supplier Warrant and the exercise price would have been subject to adjustment in certain events, including (i) dividends or distributions of shares of Class A Common Stock, (ii) splits, subdivisions, combinations and certain reclassifications of shares of Class A Common Stock, or (iii) distributions of assets other than Class A Common Stock.

Pursuant to the terms of the Supplier Warrant, the Company would not have effected the exercise of the Supplier Warrant, and the holder would not have been entitled to exercise any portion of the Supplier Warrant, that, upon giving effect to such exercise, the aggregate number of shares of Class A Common Stock beneficially owned by the holder (together with its affiliates) would have exceeded 19.99% of the number of shares of Class A Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Supplier Warrant, which percentage may have been changed at the holders election to a lower percentage upon 61 days’ notice to the Company, subject to the terms of the Supplier Warrant.

In addition, pursuant to the terms of the Supplier Warrant, the holder will not, and will not cause any direct or indirect affiliate to, for a period beginning on the issuance date of the Supplier Warrant and ending 18 months after the issuance date of the Supplier Warrant (the “Standstill/Lock-up Period”), (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, the Subject Shares, (ii) enter into any hedging, swap or other agreement or transaction that would transfer, in whole or in part, any of the economic consequences of the Subject Shares, whether any such transaction described in clauses (i) or (ii) is to be settled by delivery of the Subject Shares, in cash or otherwise, (iii) make any demand for or exercise any right under the registration rights agreement between the Company and FreshRealm with respect to the Subject Shares or otherwise with respect to the registration of the Subject Shares, or (iv) publicly disclose the intention to do any of the foregoing, except as permitted by certain exceptions set forth in the Supplier Warrant.

The Company assessed the classification of the Supplier Warrant as either equity-classified or liability-classified instruments based on the specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The Supplier Warrant did not meet the criteria for ASC 480 or ASC 815-40 liability accounting. As the Supplier Warrant was considered indexed to the Company’s own stock and meets the requirements for equity classification, the Company accounted for the Supplier Warrant as an equity instrument.

The Company initially measured the Supplier Warrant within equity at fair value and did not subsequently remeasure the equity instrument. As of the Closing Date, the Supplier Warrant was valued at $6.8 million and was recorded to additional-paid-in capital. The Company utilized a Black-Scholes option pricing model to measure the fair value of the Supplier Warrant, using the following key assumptions:

Expected volatility	134.84%
Risk-free interest rate	3.84%
Expected term (in years)	7
Dividend yield	0.00%

Expected Volatility — The expected volatility was derived from the average historical stock volatility of the Company over the expected term prior to June 9, 2023.

Risk‑Free Interest Rate — The risk‑free interest rate was based on the daily par yield curve rate per U.S. Treasury for constant maturity notes with terms approximately equal to the expected term.

Expected Term — The expected term represents the period that the Supplier Warrant was expected to be outstanding based on the contractual terms.

Dividend Yield — The expected dividend was zero as the Company has not paid and does not anticipate paying any dividends in the foreseeable future.

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

As software was not part of the Disposal Group, the Company assessed the remaining software for impairment under ASC 350-40 and determined there were indicators of impairment present related to certain internal-use capitalized software used in P&F Business. As there is no future utility for such internal-use capitalized software, the Company recorded a $1.7 million impairment loss in Other operating expense during the nine months ended September 30, 2023, representing the remaining carrying value of these assets.

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

The Company determined that the royalties relate to the ongoing future relationship with FreshRealm and is not consideration for the sale of the Disposal Group. As such, the Company did not record any amounts related to the royalties for the three and nine months ended September 30, 2023 as no Retail Products were sold in the period.

4. Inventories, Net
Inventories, net consist of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Fulfillment	$11	$2,315
Product	1,747	22,708
Inventories, net	$1,758	$25,023
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
5. Seller Note Receivable, Net
As part of the consideration for the FreshRealm Transaction, on the Closing Date, and as a security for certain of Blue Apron’s indemnification obligations under the Asset Purchase Agreement, the Company and FreshRealm entered into a promissory note in the amount of $3.5 million (the “Seller Note”). Under the Seller Note, FreshRealm is entitled to set-off any indemnifiable losses pursuant to indemnification claims under the Asset Purchase Agreement against its payment obligations under the Seller Note, which will mature and become payable to the Company on June 9, 2024. The Seller Note has an interest rate of 1.5% per annum, accruing as of the Closing Date.
As the Seller Note has a stated interest rate that is not a market interest rate, the Company discounted the Seller Note to reflect the fair value market rate as of the Closing Date. Based on a market rate of 13.42% consisting of an 8.25% prime rate and a 5.17% risk-free rate per the U.S. Treasury, the Company determined the present value of the Seller Note face amount to be $3.1 million on the Closing Date. The Company is accreting the $0.4 million discount over the one-year life of the Seller Note using the effective interest rate method. As of September 30, 2023, the unaccreted discount was $0.3 million.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Prepaid insurance	$5,056	$8,241
Other current assets	11,915	9,416
Prepaid expenses and other current assets	$16,971	$17,657
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts reported in the Consolidated Statements of Cash Flows:

	September 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$27,232	$33,476
Restricted cash included in Prepaid expenses and other current assets	—	111
Restricted cash included in Other noncurrent assets	1,141	1,069
Total cash, cash equivalents, and restricted cash	$28,373	$34,656

	September 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$30,977	$82,160
Restricted cash included in Prepaid expenses and other current assets	369	608
Restricted cash included in Other noncurrent assets	1,069	829
Total cash, cash equivalents, and restricted cash	$32,415	$83,597
8. Leases
The Company leases fulfillment centers and office space under non‑cancelable operating lease arrangements that expire on various dates through 2027. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs, and insurance, and contain renewal and escalation clauses. While certain leases contain renewal options, the Company has determined that its options to renew would not be reasonably certain in determining the expected lease terms, and therefore are not included as part of its right-of-use assets and lease liabilities. On the Closing Date, the Company entered into the Sublease Agreements with FreshRealm to sublease the Facilities to FreshRealm. Refer to Note 3 for additional information related to the Facilities. The Company has also entered into agreements to sublease its other fulfillment centers.
The following table summarizes the weighted-average remaining lease terms and weighted average discount rates:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	2.90 years	3.55 years
Finance leases	0.00 years	4.61 years
Weighted average discount rate:
Operating leases	16.21%	16.20%
Finance leases	—%	16.23%
Lease cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost	$3,185	$3,255	$9,628	$9,836
Finance lease cost:
Amortization of right-of-use assets	—	—	$56	$—
Interest on lease liabilities	—	5	$33	$6
Total lease cost
Sublease income	(2,775)	(920)	$(4,516)	$(3,055)
Net lease cost	$410	$2,340	$5,201	$6,787
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
	(In thousands)
Operating leases:
Operating lease right-of use assets	$26,577	$32,340
Operating lease right-of use liabilities, current	$9,689	$8,650
Operating lease right-of use liabilities, non-current	$16,608	$23,699
Finance leases:
Property and equipment, net	$—	$260
Accrued expenses and other current liabilities	$—	$45
Other noncurrent liabilities	$—	$225
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$9,920	$9,796
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$574	$39,405

9. Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Computer equipment	$6,330	$12,308
Capitalized software	28,332	28,831
Fulfillment equipment	54	51,639
Furniture and fixtures	450	2,757
Leasehold improvements	6,699	113,703
Construction in process(1)	2,868	2,466
Property and equipment, gross	44,733	211,704
Less: accumulated depreciation and amortization	(39,110)	(154,518)
Property and equipment, net	$5,623	$57,186
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
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued compensation	$5,553	$9,653
Accrued credits and refunds reserve	1,120	1,053
Accrued marketing expenses	2,940	3,968
Accrued shipping expenses	44	2,132
Accrued workers' compensation reserve	2,944	4,260
Other current liabilities	8,467	6,011
Accrued expenses and other current liabilities	$21,068	$27,077
11. Deferred Revenue
Deferred revenue consists of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Cash received prior to fulfillment	$5,265	$4,940
Gift cards, prepaid orders, and other	12,777	14,143
Deferred revenue	$18,042	$19,083
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
Contractual liabilities included in Deferred revenue on the Consolidated Balance Sheets were $18.0 million and $19.1 million as of September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023, the Company recognized $6.8 million to Net revenue from the Deferred revenue as of December 31, 2022.
See Note 16 for further information regarding the March Sponsorship Gift Cards (as defined below) and May Sponsorship Gift Cards (as defined below).
12. Debt
2020 Term Loan and Amendment
On October 16, 2020, the Company entered into a financing agreement which provided for a senior secured term loan in the aggregate principal amount of $35.0 million (the “2020 Term Loan”). On May 5, 2021, the Company amended the financing agreement (the “May 2021 Amendment”), which modified certain provisions of the financing agreement. The 2020 Term Loan bore interest at a rate equal to LIBOR (subject to a 1.50% floor) plus 9.00% per annum, with the principal amount repayable in equal quarterly installments of $875,000 through December 31, 2022, and the remaining unpaid principal amount of the 2020 Term Loan due on March 31, 2023. The 2020 Term Loan was repaid in full on May 5, 2022 with the proceeds of the senior secured notes issued under the note purchase agreement described below.
Senior Secured Notes and March 2023 Extinguishment
On May 5, 2022 (the “issue date”), the Company entered into a note purchase and guarantee agreement (the “note purchase agreement”), which provided for, among other things, the issuance of $30.0 million in aggregate principal amount of senior secured notes due May 5, 2027 (the “senior secured notes”) at a purchase price equal to 94.00% thereof. The proceeds of the senior secured notes were used, together with cash on hand, to repay in full the outstanding amount under the 2020 Term Loan and pay fees and expenses in connection with the transactions contemplated by the note purchase agreement. The Company subsequently terminated its financing agreement, effective as of the issue date, which also resulted in the termination of the Blue Torch warrant obligation. See Note 18 for further discussion of the Blue Torch warrant obligation.
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
Note Purchase Agreement Amendment Debt Extinguishment
The Company evaluated the note purchase agreement amendment under ASC 470-50 regarding the modification of an existing debt instrument, which states that if the modification of the terms of an existing debt agreement is considered substantial, the transaction shall be accounted for as an extinguishment, with the net carrying value of the existing debt derecognized and the amended debt instrument then initially recorded at fair value. The Company concluded that the modification was considered substantial and thus recorded a $1.9 million extinguishment loss for the nine months ended September 30, 2023 in the Consolidated Statement of Operations.

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
The Company amortized deferred financing costs using the effective interest method over the life of the debt, in accordance with ASC 835-30, Imputation of Interest. The following table summarizes the presentation of the Company’s debt balances in the Consolidated Balance Sheets as of the date indicated below:

	Senior secured notes	Debt issuance costs, net	Net
	(In thousands)
December 31, 2022
Current portion of long-term debt	$30,000	$(2,488)	$27,512
Long-term debt	—	—	—
Total	$30,000	$(2,488)	$27,512
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

Richmond, California Class Actions

The Company is a party to a class action lawsuit entitled Stevie A. Hayes v. Blue Apron, LLC (“Hayes”), that was filed in the California Superior Court in Contra Costa County under the California wage and hour laws on behalf of certain non-exempt employees in the Company's former Richmond, California fulfillment center. The Hayes class action complaint was filed on June 21, 2023, and alleges that during the time the Company operated the Richmond, California fulfillment center, the Company failed to pay minimum wages and overtime, provide required meal and rest breaks, provide wages due upon separation from employment, provide accurate wage statements, to non-exempt employees in violation of California law. On September 11, 2023, Hayes filed an additional Private Attorneys General Act complaint seeking damages under California Labor Code section 2699, et seq., for identical allegations made in the Hayes class action complaint. On July 27, 2023, the Company removed the Hayes class action complaint from the Contra Costa County state court to federal court in the Northern District of California based on the Class Action Fairness Act (“CAFA”). On August 11, 2023, Hayes filed a Motion for Remand, which the Company opposed. The Company is awaiting for the court to rule on the remand.

The Company is also a party to a second class action lawsuit entitled Cortez Mitchell v. Blue Apron, LLC (“Mitchell”), that was filed in the California Superior Court in Contra Costa County under the California wage and hour laws on behalf of certain non-exempt employees that worked for the Company and directly or indirectly for staffing agencies in the Company’s former Richmond, California fulfillment center. The Mitchell class action complaint was filed on August 25, 2023, and alleges nearly identical claims as the Hayes class action complaint for failure to pay minimum wages and overtime, provide required meal and rest breaks, provide wages due upon separation from employment, and failure to provide accurate wage statements, to non-exempt employees in violation of California law. In addition, the Mitchell class action complaint alleges a new cause of action for a failure to reimburse certain necessary business expenses. On September 15, 2023, Mitchell filed an additional Private Attorneys General Act complaint seeking damages under California Labor Code section 2699, et seq., for similar allegations made in the Mitchell class action complaint along with additional claims including but not limited to violations of sick leave, failure to pay vested vacation or paid time off, failure to provide a safe and healthful workplace, and unlawful agreements of criminal history inquiries. On October 6, 2023, the Company removed the Mitchell case from the Contra Costa County state court to federal court in the Northern District of California based on CAFA. Mitchell failed to file a Motion for Remand by the deadline of November 6, 2023 and, as a result, the Mitchell case will remain in federal court.

The Company is in the preliminary stages of reviewing the allegations made in the Hayes and Mitchell class action complaints and believes that it has strong defenses and intends to vigorously defend against these lawsuits. As a result, the Company is currently unable to provide any assurances as to the ultimate outcome of these lawsuits or that an adverse resolution of these lawsuits would not have a material adverse effect on the Company's consolidated financial position or results of operations.

Legal Proceedings Related to the Merger

Additionally, on October 19, 2023, Damir Khamidullin, a purported stockholder of the Company, filed a complaint with the United States District Court for the Southern District of New York, captioned Damir Khamidullin vs. Blue Apron Holdings, Inc., Jennifer Carr-Smith, Beverly K. Carmichael, Linda Findley, Brenda Freeman, Elizabeth Huebner, and Amit Shah, Case No. 1:23-cv-09213 (the “Khamidullin complaint”). On October 24, 2023, Steven Weiss, a purported stockholder of the Company, filed a complaint with the United States District Court for the District of Delaware, captioned Steven Weiss v. Blue Apron Holdings, Inc., Jennifer Carr-Smith, Beverly K. Carmichael, Linda Findley, Brenda Freeman, Elizabeth Huebner, and Amit Shah, Case No. 1:23-cv-01208-UNA (the “Weiss complaint”). On October 25, 2023, Patrick Plumley, a purported stockholder of the Company, filed a complaint with the United States District Court for the District of Delaware, captioned Patrick Plumley v. Blue Apron Holdings, Inc., Jennifer Carr-Smith, Beverly K. Carmichael, Linda Findley, Brenda Freeman, Elizabeth Huebner, and Amit Shah, Case No. 1:23-cv-01214-UNA (the “Plumley complaint” and collectively with the Khamidullin complaint and the Weiss complaint, the “complaints”).

The complaints name as defendants the Company and each member of the board of directors. The complaints allege, among other things, that the defendants violated Sections 14(d), 14(e), and 20(a) of the Exchange Act and Rule 14d-9 promulgated thereunder by omitting and/or misrepresenting material facts related to the transaction from the Schedule 14D-9. The complaints seek, among other relief, (i) injunctive relief preventing the consummation of the Merger, (ii) recission of the Merger Agreement or rescissory damages, (iii) other damages purportedly incurred on account of the alleged omissions or misstatements, and (iv) an award of plaintiff’s costs and disbursements of the action, including attorneys’ and expert fees and expenses. In addition, the Plumley complaint seeks a declaration that the defendants violated Section 14(a) and/or 20(a) of the Exchange Act.

The Company also received (a) one demand letter on October 17, 2023, sent on behalf of Matthew Whitfield (the “Whitfield demand”), a purported stockholder of the Company; (b) one demand letter on October 18, 2023, sent on behalf of Richard Dabney (the “Dabney demand”), a purported stockholder of the Company; (c) two demand letters on October 19, 2023 sent on behalf of Jason Walton (the “Walton demand”) and Peter Salib (the “Salib demand”), respectively, and each a purported stockholder of the Company; (d) three demand letters on October 20, 2023 sent on behalf of Jorg Raue (the “Raue demand”), Scott Goley (the “Goley demand”) and Brad Nwosu (the “Nwosu demand”), respectively, and each a purported stockholder of the Company; (e) one demand letter on October 24, 2023 sent on behalf of Rita Brodt (the “Brodt demand”), a purported stockholder of the Company; (f) two demand letters on October 25, 2023 sent on behalf of Jordan Wilson (the “Wilson demand”) and Jordan Rosenblatt (the “Rosenblatt Demand”), respectively, and each a purported stockholder of the Company; (g) two demand letters on October 26, 2023 sent on behalf of Alfred Yarkony (the “Yarkony demand”) and Eric Sabatini (the “Sabatini demand”), respectively, and each a purported stockholder of the Company and (h) one demand letter on October 27, 2023 sent on behalf of Miriam Nathan (the “Nathan demand”), a purported stockholder of the Company. Each of the Whitfield demand, the Dabney demand, the Walton demand, the Salib demand, the Raue demand, the Goley demand, the Nwosu demand, the Brodt demand, the Wilson demand, the Rosenblatt demand, the Yarkony demand, the Sabatini demand and the Nathan demand alleges omissions of material information with respect to the transaction from the Schedule 14D-9 filed by the Company and demands that the Company promptly provide stockholders with additional disclosure. In addition, each of the Salib demand and Nathan demand includes a draft complaint, which contains allegations and requests for relief substantially consistent with those set forth in the complaints, and states an intention to file such complaint.

The Company also received one letter on October 26, 2023, sent on behalf of Richard Birnbaum (the “220 demand”), a purported stockholder of the Company, seeking to inspect certain books and records of the Company related to the Merger and related matters pursuant to Section 220 of the DGCL (and the aforementioned demands are collectively referred to herein as, the “demands”). The Company responded to the 220 demand on November 3, 2023. On November 8, 2023, Mr. Birnbaum filed a Section 220 action in the Court of Chancery of the State of Delaware, captioned Birnbaum v. Blue Apron Holdings, Inc., C.A. 2023-1132, together with a letter to the Court indicating that Mr. Birnbaum filed the action to preserve standing and does not seek to schedule proceedings at this time.

The outcome of the matters described above cannot be predicted with certainty. However, the Company believes that the allegations in the complaints and the demands are without merit. Additional demands may be made or complaints may be filed against the Company, the board of directors, Wonder and/or Purchaser in connection with the transactions contemplated by the Merger Agreement, the Schedule TO, together with the exhibits thereto, as it or they may be amended or supplemented from time to time, filed jointly by Wonder and Purchaser with the SEC on October 13, 2023, and the Schedule 14D-9. If such additional demands are made or complaints are filed, absent new or different allegations that are material, the Company, Parent and/or Purchaser will not necessarily announce such additional demands or complaints. As a result, the Company is currently unable to provide any assurances as to the ultimate outcome of the foregoing legal proceedings or that an adverse resolution of the legal proceedings would not have a material adverse effect on the Company's consolidated financial position or results of operations.

In addition, from time to time the Company may become involved in other legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of such litigation and claims cannot be predicted with certainty, the Company currently believes that there are no ordinary course matters that will have a material adverse effect on its business, operating results, financial conditions, or cash flows. Regardless of the outcome, any such litigation and claims may have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
14. Stockholders’ Equity (Deficit)
Public Equity Offerings
During the nine months ended September 30, 2023, the Company issued and sold 1,935,955 shares of its Class A Common Stock via “at-the-market” equity offerings, resulting in $20.1 million of proceeds, net of commissions and offering costs. The Company did not issue and sell any shares of its Class A Common Stock via "at-the-market" equity offerings during the three months ended September 30, 2023.
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
Warrant Terms
Each equity-classified warrant issued by the Company has a term of seven years from the date of issuance. Each such warrant may only be exercised for cash, except in connection with certain fundamental transactions, and no fractional shares will be issued upon exercise of the warrants. The warrants are non-transferable, except in limited circumstances, and have not been and will not be listed or otherwise trade on any stock exchange. The number of shares issuable upon exercise of the warrants and the applicable exercise prices is subject to adjustment upon the occurrence of certain events. See Note 3 for additional information related to the Supplier Warrant.
As of September 30, 2023, the equity-classified warrants issued by the Company were as follows:

Exercise Price	Issued	Exercised	Outstanding as of September 30, 2023
$0.01	1,268,574		1,268,574
$180.00	543,810	—	543,810
$216.00	271,905	—	271,905
$240.00	135,952	—	135,952
15. Share-based Compensation
The Company recognized share-based compensation for share-based awards in Cost of goods sold, excluding depreciation and amortization, and Product, technology, general and administrative expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Cost of goods sold, excluding depreciation and amortization	$—	$—	$—	$2
Product, technology, general and administrative	815	1,507	3,061	5,382
Total share-based compensation	$815	$1,507	$3,061	$5,384

16. Related Party Transactions
Due to their status as beneficial owners of more than 10 percent (10%) of the voting power of the outstanding capital stock of the Company as of the closing dates of the transactions discussed below, Joseph N. Sanberg and his affiliates met the definition of “related parties” per ASC 850, Related Party Disclosures.
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
On February 2, 2023, the Company and the affiliate terminated the Sustainability Agreement, which released the Company of its remaining payment obligation of $5.5 million. Under the terms of the termination agreement, the Company retained a number of carbon credits purchased for $0.5 million and paid to the Sanberg affiliate as of December 31, 2022. Such retained carbon credits are expected to offset the Company's estimated 2023 and 2024 Scope 1 and Scope 2 emissions. During the nine months ended September 30, 2023, the Company retired $0.2 million of carbon offsets, which were recognized in Product, technology, general and administrative expenses.

RJB Private Placements
See Note 14 for information regarding the February 2022 Private Placement and the RJB Purchase Agreement.
The following table summarizes the composition and amounts of the transactions in the Company’s Consolidated Statements of Operations involving its related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Net revenue:
Feeding America bulk sale	$—	$—	$—	$10,000
March Sponsorship Gift Cards	$26	$2,563	$238	$3,046
Cost of goods sold, excluding depreciation and amortization	$17	$1,726	$153	$7,194
Product, technology, general and administrative	$—	$—	$208	$3,000
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Class A	Class A	Class A	Class A
(In thousands, except share and per-share data)
Numerator:
Net income (loss) attributable to common stockholders	$(10,289)	$(25,949)	$(89,255)	$(87,949)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	7,671,395	2,904,428	6,579,247	2,812,318
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	7,671,395	2,904,428	6,579,247	2,812,318

Net income (loss) per share attributable to common stockholders—basic (1)	$(1.34)	$(8.93)	$(13.57)	$(31.27)
Net income (loss) per share attributable to common stockholders—diluted (1)	$(1.34)	$(8.93)	$(13.57)	$(31.27)
________________________
(1)Net income (loss) per share attributable to common stockholders — basic and net income (loss) per share attributable to common stockholders — diluted may not recalculate due to rounding.

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Class A	Class A	Class A	Class A
Stock options	1,915	2,517	1,991	2,742
Restricted stock units	268,141	195,471	264,958	198,233
Warrants	951,667	951,667	951,667	950,676
Total anti-dilutive securities	1,221,723	1,149,655	1,218,616	1,151,651
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
The Company uses observable market data when available, and minimizes the use of unobservable inputs when determining fair value. The Company did not measure any assets or liabilities at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.
Non-Financial Assets
Certain non-financial assets, such as long-lived assets, are only recorded at fair value if an impairment loss is recognized. Impairment losses recognized as of September 30, 2023 and December 31, 2022 were $1.7 million and $0.0 million, respectively. The following table presents non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses recorded on those assets. Non-recurring fair value measurements for the period ended September 30, 2023, included the following:

	Nine Months Ended September 30, 2023
	Carrying value before impairment	Fair value (Level 3)	Impairment Loss

Non-financial assets (in thousands)
Long-lived assets	$1,662	$—	$1,662
See Note 3 and Note 9 for further discussion on the long-lived assets impairment losses.
Warrant Obligation
In connection with the May 2021 Amendment as discussed in Note 12, the Company agreed to prospectively grant warrants (the “Blue Torch warrant obligation”) to the lenders, so long as the 2020 Term Loan remained outstanding. The Blue Torch warrant obligation was accounted for in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, as a liability recognized at fair value (Level 3 within the fair value hierarchy), and was remeasured as of each balance sheet date with changes in fair value recorded in Other income (expense), net in the Consolidated Statements of Operations. The

amount of each warrant to be issued under the obligation set forth in the financing agreement was based upon 0.50% of the then-outstanding shares of the Company’s Class A Common Stock on a fully-diluted basis on the first day of each quarter, beginning on July 1, 2021, so long as the 2020 Term Loan remained outstanding. As such, the fair value of the Blue Torch warrant obligation was calculated using the estimated amount of warrants to be issued over the life of the financing agreement multiplied by the price of the Company’s Class A Common Stock as of the closing date of the May 2021 Amendment, less $0.01 per share to represent each warrant’s exercise price. The estimated amount of shares to be issued was derived from the Company’s estimate of shares of the Company’s Class A Common Stock on a fully-diluted basis over the life of the financing agreement.
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
In June 2023, the Company announced the planned departure of Irina Krechmer, the Company's former Chief Technology Officer. The board of directors approved a severance package for Ms. Krechmer on June 9, 2023. As a result, during the nine months ended September 30, 2023, the Company recorded $0.4 million in employee related expenses in Other operating expense, primarily consisting of severance payments, substantially all of which will result in cash expenditures in the second half of 2023 and first quarter of 2024.
In July 2023, the Company further executed its planned reduction in corporate personnel, which was previously planned in conjunction with the closing of the FreshRealm Transaction. As the Company executes its asset-light model, it is further streamlining its business to better match its resources to this structure. This reduction in corporate personnel resulted in a reduction of approximately 20% of the Company’s total corporate workforce. As a result, the Company incurred approximately $1.7 million in employee-related expenses, primarily consisting of severance payments, substantially all of which will result in cash expenditures in the second half of 2023 and first quarter of 2024.

Employee-Related Costs
(in thousands)
Balance - December 31, 2022	$1,295
Cash payments	(911)
Balance - March 31, 2023	$384
Charges	408
Cash payments	(307)
Other	(69)
Balance - June 30, 2023	$416
Charges	1,693
Cash payments	(493)
Balance - September 30, 2023	$1,616

20. Subsequent Events

In October 2023, the Company announced its decision to wind down Blue Apron Wine, which the Company expects to complete in the fourth quarter of 2023. The wind down of Blue Apron Wine is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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
Historically, we also sold wine, through Blue Apron Wine, our direct-to-consumer wine delivery service (“Blue Apron Wine”). In October 2023, the Company announced its decision to wind down Blue Apron Wine, which the Company expects to complete in the fourth quarter of 2023. Through Blue Apron Market, our e-commerce market, we sell a curated selection of cooking tools, utensils, pantry items, and add-on products for different culinary occasions, which are tested in our test kitchen and recommended by our culinary team. Our products are available to purchase through our website, mobile app, and beginning in the second quarter of 2022, third-party sales platforms for our meal kit products.

Reverse Stock Split

Following our 2023 Annual Meeting of Stockholders on June 7, 2023, our board of directors (the “board of directors”) determined to effect a reverse stock split at a ratio of 1-for-12 and, on June 7, 2023, we effected a reverse stock split (the “Reverse Stock Split”) of our outstanding shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) at a ratio of 1-for-12 pursuant to a Certificate of Amendment to our Restated Certificate of

Incorporation, as amended, filed with the Secretary of State of the State of Delaware. The Reverse Stock Split was reflected on the NYSE, which was the exchange our Class A Common Stock was listed on at the time of the Reverse Stock Split, beginning with the opening of trading on June 8, 2023. Pursuant to the Reverse Stock Split, every 12 shares of our issued and outstanding Class A Common Stock were automatically converted into one issued and outstanding share of Class A Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who would otherwise be entitled to a fractional share of Class A Common Stock were instead entitled to receive a cash payment in lieu of such fractional shares. The number of authorized shares of our Class A Common Stock under our Restated Certificate of Incorporation, as amended, remained unchanged at 1,500,000,000. The Reverse Stock Split affected all issued and outstanding shares of our Class A Common Stock, and the respective numbers of shares of Class A Common Stock underlying our outstanding stock options, outstanding restricted stock units, outstanding performance stock units, outstanding warrants and the Company’s equity incentive plans were proportionately adjusted.
Voluntary Transfer of Stock Listing to Nasdaq

On September 22, 2023, we voluntarily transferred our stock exchange listing to the Nasdaq Stock Market (“Nasdaq”) from the NYSE. Our Class A Common Stock began trading on Nasdaq on September 25, 2023.

Strategic Transactions
Pending Transaction with Wonder
On September 28, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wonder Group, Inc., a Delaware corporation (“Wonder" or “Parent”), and Basil Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”). The Merger Agreement provides for our acquisition by Parent through a cash tender offer (the “Offer”) by Purchaser for all of our issued and outstanding shares of Class A Common Stock at a price of $13.00 per share of Common Stock, net to the stockholder in cash, without interest and less any applicable tax withholding (the “Offer Price”), which constitute all of the issued and outstanding Class A Common Stock, Class B common stock, par value $0.0001 per share, and Class C capital stock, par value per share $0.0001 (collectively, the “Common Stock”). Following the completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will merge with and into us (the “Merger”), with us surviving as a wholly-owned subsidiary of Parent, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law (the “DGCL”), without any stockholder approvals. The Merger will be effected as soon as practicable following the time of acceptance for purchase by Purchaser of shares of Common Stock validly tendered (and not validly withdrawn) pursuant to the Offer (the “Acceptance Time”).
For additional information related to the Merger Agreement, refer to our Solicitation/Recommendation Statement on the Schedule 14D-9 filed by us on October 13, 2023 (as it may be further amended or supplemented from time to time, the “Schedule 14D-9”). Please also see “Item 1A. Risk Factors–- Risks Related to the Pending Transaction with Wonder” of this Quarterly Report on Form 10-Q.
FreshRealm Transaction
On June 9, 2023 (the “Closing Date”), we entered into definitive agreements with FreshRealm, Inc. (”FreshRealm”), pursuant to which, among other things, we sold our production and fulfillment operational infrastructure to FreshRealm, including, among other things, inventory equipment and related know-how, and transferred related personnel relating to our production and fulfillment operations (the “P&F Business”). Concurrently, we executed a 10-year production and fulfillment agreement (as amended from time to time, the “Production and Fulfillment Agreement”), pursuant to which FreshRealm became the exclusive supplier of our meal kits. We also subleased to FreshRealm our fulfillment facilities located in Linden, New Jersey and Richmond, California (the “Facilities” and such transactions, together with the related transactions contemplated thereby, the “FreshRealm Transaction”). On the Closing Date, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with FreshRealm, pursuant to which FreshRealm purchased certain of our assets relating to the P&F Business at the Facilities, including, among others, our meal kit inventory and consumable supplies, identified transferred contracts, furnishings and equipment at the Facilities, intellectual property, including certain know-how and the transfer of related personnel. We received an amount in cash equal to $28.5 million, less $3.5 million, which was paid to us in the form of a seller note (the “Seller Note”), less $1.4 million related to all vacation time, sick time and other paid time off accrued by certain personnel related to the P&F Business. We are eligible to receive up to an additional $4.0 million in cash consideration if we achieve certain financial and cost-savings milestones and are in compliance with the Transition Services Agreement (as defined above in Note 3 of the Consolidated Financial Statements), $3.0 million of which we expect to receive in the fourth quarter of 2023.

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
See Note 3 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about the Merger Agreement and FreshRealm Transaction.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net revenue	$98,799	$109,665	$318,108	$351,653
Net income (loss)	$(10,289)	$(25,949)	$(89,255)	$(87,949)
Adjusted EBITDA	$(4,080)	$(18,132)	$(15,388)	$(65,744)
Net cash from (used in) operating activities	$(1,786)	$(20,809)	$(16,462)	$(67,981)
Free cash flow	$(2,760)	$(22,807)	$(19,668)	$(72,964)

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Orders (in thousands)	1,236	1,403	1,608	1,460	1,548
Customers (in thousands)	238	267	326	298	323
Average Order Value	$79.66	$75.66	$70.27	$73.15	$70.83
Orders per Customer	5.2	5.3	4.9	4.9	4.8
Average Revenue per Customer	$413	$397	$346	$358	$340
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
Customers
We determine our number of Customers by counting the total number of individual customers who have paid for at least one Order from Blue Apron across our meal, wine, or market products sold on our e-commerce platforms and, beginning in the second quarter of 2022, through third-party sales platforms in a given reporting period. For example, the number of Customers in the three months ended September 30, 2023 was determined based on the total number of individual customers who paid for at least one Order across our meal, wine, or market products in the quarter ended September 30, 2023, including sales made on third-party sales platforms. We view the number of Customers as a key indicator of our scale and financial performance, however Customers has limitations as a financial and operating metric as it does not reflect the product mix chosen by our customers, Order frequency, or the purchasing behavior of our Customers. Because of these and other limitations, we consider, and you should consider, Customers in conjunction with our other metrics, including net revenue, net income (loss), adjusted EBITDA, net cash from (used in) operating activities, free cash flow, Orders per Customer, and Average Revenue per Customer.
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
In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. As part of the execution of our strategic priorities, we significantly increased marketing expenses toward the end of the fourth quarter of 2021 and throughout most of 2022. However, in December 2022, we announced that we were focused on driving towards profitability in the future and have significantly reduced marketing expenses in 2023, which is expected to negatively impact customers and net revenue in 2023. Our ability to grow net revenue and increase marketing expenses in the future are dependent upon our ability to implement our operating plan on our planned timeline and the sufficiency of our cash resources.
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
As of June 9, 2023, the production and fulfillment of our meal-kits is exclusively supplied by FreshRealm. Pursuant to the Production and Fulfillment Agreement, until September 1, 2023, we paid FreshRealm a price for our meal kits equal to the actual cost to FreshRealm for the products and fulfillment services. Commencing on September 1, 2023, we began paying FreshRealm a price equal to the sum of (A) the Recipe Ingredient Cost; (B) the NPI Product Price; (C) the Fulfillment Cost; (D) the EOL Quarterly Surcharge; and (E) the FR Margin (each as defined in the Production and Fulfillment Agreement and such fee, the “FreshRealm Margin Fee”).
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
As part of the execution of our strategic priorities in prior periods, we increased marketing expenses toward the end of the fourth quarter of 2021 and throughout most of 2022. However, in December 2022, we determined to significantly reduce marketing expenditures in 2023, and we expect marketing expenses to decrease meaningfully, both in absolute dollars and as a percentage of net revenue in 2023 compared to 2022, as we prioritize profitability and marketing efficiency. Our ability to increase marketing expenses in the future is dependent upon the sufficiency of our cash resources, including our ability to, if our proposed acquisition by Wonder does not close, (i) earn up to $4.0 million in additional cash consideration under the asset purchase agreement we entered into with FreshRealm in connection with the FreshRealm Transaction, $3.0 million of which we expect to receive in the fourth quarter of 2023, (ii) realize the benefit of the full $3.5 million promissory note issued in connection with the FreshRealm Transaction, and (iii) achieve the up to $17.5 million of volume-based rebates under the production and fulfillment agreement we entered into with FreshRealm, (b) the ability of FreshRealm to cost effectively price the production and fulfillment of our meal kits and other products, or (c) our ability, if we are unable to successfully implement our operating strategy, to recognize the benefits of our identified expense reductions, including our recent headcount reductions, or raise additional capital or funding, including through (i) our February 2023 ATM (as defined below) or otherwise, (ii) receiving all or a sufficient portion of the remaining $68.2 million due to us in connection with the $56.5 million private placement (of which $1.0 million has been received) and the $12.7 million gift card transaction with certain affiliates of Joseph N. Sanberg, or (iii) the disposition of some or all of the pledged securities securing the private placement obligation.

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
Product, Technology, General and Administrative
Product, technology, general and administrative expenses (“PTGA”) consist of costs related to the development of our products and technology, general and administrative expenses, and overhead expenses, which include: payroll and related expenses for employees involved in the application, production, and maintenance of our platform and other technology infrastructure costs; payroll and related expenses for employees performing corporate and other managerial functions; facilities’ costs such as occupancy and rent costs for our corporate offices and fulfillment centers; professional fees; payment processing fees; the retirement of carbon offsets; and other general corporate and administrative costs.

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

We expect these expenses to decrease in absolute dollars in 2023 compared to 2022, as we realize savings from the corporate workforce reductions announced in December 2022 and July 2023 and continue to streamline our cost structure.
Depreciation and Amortization
Depreciation and amortization consists of depreciation expense for our property and equipment and amortization expense for capitalized software development costs and previous finance leases.
Other operating expense
Other operating expense includes strategic transaction costs, severance-related expenses, and impairment losses on long-lived assets.
Gain (Loss) on Extinguishment of Debt
Gain (loss) on extinguishment of debt relates to the extinguishment gains or losses recorded upon the amendment of our previous financing arrangements.
Gain (Loss) on Transaction
Gain (loss) on transaction represents the loss on sale to FreshRealm of certain assets related to our production and fulfillment operations.
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest expense on our previous outstanding borrowings and finance leases.
Other Income (Expense), Net
Other income (expense), net consisted of the change in fair value of the Blue Torch warrant obligation upon remeasurement as of each reporting period, as well as the gain recorded upon its derecognition during the nine months ended September 30, 2022.
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

Results of Operations
The following sets forth our consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$98,799	$109,665	$318,108	$351,653
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	62,307	74,367	200,921	235,015
Marketing	9,287	17,291	33,371	66,981
Product, technology, general and administrative	32,100	37,646	102,265	120,785
Depreciation and amortization	792	5,478	8,194	16,604
Other operating expense	4,704	—	10,550	—
Total operating expenses	109,190	134,782	355,301	439,385
Income (loss) from operations	(10,391)	(25,117)	(37,193)	(87,732)
Gain (loss) on extinguishment of debt	—	—	(1,850)	650
Gain (loss) on transaction	—	—	(48,554)	—
Interest income (expense), net	109	(821)	(1,638)	(2,824)
Other income (expense), net	—	—	—	2,033
Income (loss) before income taxes	(10,282)	(25,938)	(89,235)	(87,873)
Benefit (provision) for income taxes	(7)	(11)	(20)	(76)
Net income (loss)	$(10,289)	$(25,949)	$(89,255)	$(87,949)
The following table sets forth our consolidated statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold, excluding depreciation and amortization	63.1%	67.8%	63.2%	66.8%
Marketing	9.4%	15.8%	10.5%	19.0%
Product, technology, general and administrative	32.5%	34.3%	32.1%	34.3%
Depreciation and amortization	0.8%	5.0%	2.6%	4.7%
Other operating expense	4.8%	—%	3.3%	—%
Total operating expenses	110.5%	122.9%	111.7%	124.9%
Income (loss) from operations	(10.5)%	(22.9)%	(11.7)%	(24.9)%
Gain (loss) on extinguishment of debt	—%	—%	(0.6)%	0.2%
Gain (loss) on transaction	—%	—%	(15.3)%	—%
Interest income (expense), net	0.1%	(0.7)%	(0.5)%	(0.8)%
Other income (expense), net	—%	—%	—%	0.6%
Income (loss) before income taxes	(10.4)%	(23.7)%	(28.1)%	(25.0)%
Benefit (provision) for income taxes	—%	—%	—%	—%
Net income (loss)	(10.4)%	(23.7)%	(28.1)%	(25.0)%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net Revenue

	Three Months Ended September 30,		% Change
	2023	2022
	(In thousands)
Net revenue	$98,799	$109,665	(10)%
Net revenue decreased by $10.9 million, or 10%, to $98.8 million for the three months ended September 30, 2023 from $109.7 million for the three months ended September 30, 2022. The decrease in net revenue was primarily due to decreases in Customers and Orders, driven by a deliberate reduction in marketing, partially offset by an increase in Average Order Value due to pricing increases and advances in product innovation and variety.
Operating Expenses
Cost of Goods Sold, excluding Depreciation and Amortization

	Three Months Ended September 30,		% Change
	2023	2022
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$62,307	$74,367	(16)%
% of net revenue	63.1%	67.8%
Cost of goods sold, excluding depreciation and amortization, decreased by $12.1 million, or 16%, to $62.3 million for the three months ended September 30, 2023 from $74.4 million for the three months ended September 30, 2022. The decrease was primarily due to the decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 63.1% for the three months ended September 30, 2023 from 67.8% for the three months ended September 30, 2022. The decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:
•a decrease of 360 basis points in product costs due to greater efficiencies in menu planning to offset inflationary pressures;
•a decrease of 190 basis points in fulfillment costs due to less express shipping and better truck utilization, resulting in shipping cost efficiencies; partially offset by
•an increase of 80 basis points related to the FreshRealm Margin Fee, which went into effect on September 1, 2023
In addition to the drivers described above, pricing increases in 2023 driving improved Average Order Value also contributed to the decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue.
There was no material impact on cost of goods sold, excluding depreciation and amortization, as a result of the FreshRealm Transaction for the three months ended September 30, 2023 as the price to fulfill the orders were at cost for the first two months of the third quarter of 2023 and no material impact following the new price structure with FreshRealm, including the FreshRealm Margin Fee, which went into effect on September 1, 2023.

Marketing

	Three Months Ended September 30,		% Change
	2023	2022
	(In thousands)
Marketing	$9,287	$17,291	(46)%
% of net revenue	9.4%	15.8%
Marketing expenses decreased by $8.0 million, or 46%, to $9.3 million for the three months ended September 30, 2023 from $17.3 million for the three months ended September 30, 2022. The decrease was seen across online paid channels, offline paid channels, and our customer referral program. As a percentage of net revenue, marketing expenses decreased to 9.4% for the three months ended September 30, 2023 from 15.8% for the three months ended September 30, 2022. This decrease as a percentage of net revenue included decreases of 420 basis points in online paid channels, 200 basis points in offline paid channels, and 20 basis points in our customer referral program. The decrease in marketing expenses was primarily driven by our expense management and marketing efficiency initiatives.
Product, Technology, General and Administrative

	Three Months Ended September 30,		% Change
	2023	2022
	(In thousands)
Product, technology, general and administrative	$32,100	$37,646	(15)%
% of net revenue	32.5%	34.3%
Product, technology, general and administrative expenses decreased by $5.5 million, or 15%, to $32.1 million for the three months ended September 30, 2023 from $37.6 million for the three months ended September 30, 2022. This decrease was primarily driven by our expense management initiatives, including:
•a decrease of $9.5 million in personnel costs, primarily driven by a decrease in salaries, bonus expense and share-based compensation expense following the corporate headcount reductions in December 2022 and July 2023;
•a decrease of $7.5 million in facilities costs for our corporate offices and fulfillment centers, primarily driven by the transfer of certain costs associated with the P&F Business to FreshRealm following the FreshRealm Transaction; and
•a decrease of $3.9 million in corporate overhead and administrative costs, driven by a decrease in external consulting spend; partially offset by
•an increase of $15.4 million for the product, technology, general and administrative platform fee charged by FreshRealm.
As a percentage of net revenue, product, technology, general and administrative expenses decreased 180 basis points to 32.5% for the three months ended September 30, 2023 from 34.3% for the three months ended September 30, 2022, primarily due to our expense management initiatives.
Depreciation and Amortization

	Three Months Ended September 30,		% Change
	2023	2022
	(In thousands)
Depreciation and amortization	$792	$5,478	(86)%
% of net revenue	0.8%	5.0%

Depreciation and amortization decreased by $4.7 million, or 86%, to $0.8 million for the three months ended September 30, 2023 from $5.5 million for the three months ended September 30, 2022. This decrease was primarily due to the sale of certain property and equipment assets related to our production and fulfillment business to FreshRealm. As a percentage of net revenue, depreciation and amortization decreased to 0.8% for the three months ended September 30, 2023 from 5.0% for the three months ended September 30, 2022.
Other Operating Expense

Other operating expense for the three months ended September 30, 2023 and 2022 was $4.7 million and $0.0 million, respectively. Other operating expense during the three months ended September 30, 2023 includes $3.0 million of strategic transaction costs and $1.7 million of severance-related expenses associated with the corporate workforce reduction in July 2023.
Income (Loss) from Operations

	Three Months Ended September 30,		% Change
	2023	2022
	(In thousands)
Income (loss) from operations	$(10,391)	$(25,117)	(59)%
% of net revenue	(10.5)%	(22.9)%
Income (loss) from operations for the three months ended September 30, 2023 and 2022 was $(10.4) million and $(25.1) million, respectively. This change was primarily driven by a decrease in operating expenses of $(25.6) million, partially offset by a decrease in net revenue of $10.9 million. As a percentage of net revenue, income (loss) from operations was (10.5)% and (22.9)% for the three months ended September 30, 2023 and 2022, respectively. This change was primarily driven by decreases as a percentage of net revenue in marketing expenses, other operating expense, cost of goods sold, excluding depreciation and amortization, depreciation and amortization, and product, technology, general and administrative expenses, for the reasons set forth above.
Interest Income (Expense), Net
Interest income (expense), net for the three months ended September 30, 2023 and 2022 was $0.1 million and $(0.8) million, respectively. This change was primarily due to interest expense on our previously outstanding balances and finance leases, partially offset by interest income on our seller note receivable.
Benefit (Provision) for Income Taxes
The provision for income taxes recorded in the three months ended September 30, 2023 and 2022 reflects state income taxes in a jurisdiction for which net operating losses were not available to offset our tax obligation.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net Revenue

	Nine Months Ended September 30,		% Change
	2023	2022
	(In thousands)
Net revenue	$318,108	$351,653	(10)%
Net revenue decreased by $33.6 million, or 10%, to $318.1 million for the nine months ended September 30, 2023 from $351.7 million for the nine months ended September 30, 2022. The decrease in net revenue was primarily due to decreases in Customers and Orders, driven by a deliberate reduction in marketing, as well as due to the one-time $10.0 million of net revenue from the Feeding America bulk sale recognized during the nine months ended September 30, 2022, partially offset by an increase in Average Order Value due to pricing increases and advances in product innovation and variety.

Operating Expenses
Cost of Goods Sold, excluding Depreciation and Amortization

	Nine Months Ended September 30,		% Change
	2023	2022
	(In thousands)
Cost of goods sold, excluding depreciation and amortization	$200,921	$235,015	(15)%
% of net revenue	63.2%	66.8%
Cost of goods sold, excluding depreciation and amortization, decreased by $34.1 million, or (15)%, to $200.9 million for the nine months ended September 30, 2023 from $235.0 million for the nine months ended September 30, 2022. The decrease was primarily due to the decrease in Orders. As a percentage of net revenue, cost of goods sold, excluding depreciation and amortization, decreased to 63.2% for the nine months ended September 30, 2023 from 66.8% for the nine months ended September 30, 2022. The decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue, was primarily due to:
•a decrease of 320 basis points in product costs due to greater efficiencies in menu planning to offset inflationary pressures;
•a decrease of 70 basis points in fulfillment costs due to increased productivity in the fulfillment centers and less express shipping and better truck utilization, resulting in shipping cost efficiencies; partially offset by
•an increase of 30 basis points related to the FreshRealm Margin Fee, which went into effect on September 1, 2023
In addition to the drivers described above, pricing increases in 2023 driving improved Average Order Value also contributed to the decrease in cost of goods sold, excluding depreciation and amortization, as a percentage of net revenue.
There was no material impact on cost of goods sold, excluding depreciation and amortization, as a result of the FreshRealm Transaction for the nine months ended September 30, 2023 as the price to fulfill the orders were at cost for the first two months of the third quarter of 2023 and no material impact following the new price structure with FreshRealm, including the FreshRealm Margin Fee, which went into effect on September 1, 2023.
Marketing

	Nine Months Ended September 30,		% Change
	2023	2022
	(In thousands)
Marketing	$33,371	$66,981	(50)%
% of net revenue	10.5%	19.0%
Marketing expenses decreased by $33.6 million, or 50%, to $33.4 million for the nine months ended September 30, 2023 from $67.0 million for the nine months ended September 30, 2022. The decrease was seen across online paid channels, offline paid channels, and our customer referral program. As a percentage of net revenue, marketing expenses decreased to 10.5% for the nine months ended September 30, 2023 from 19.0% for the nine months ended September 30, 2022. This decrease as a percentage of net revenue included decreases of 580 basis points in online paid channels, 250 basis points in offline paid channels, and 20 basis points in our customer referral program. The decrease in marketing expenses was primarily driven by our expense management and marketing efficiency initiatives.

Product, Technology, General and Administrative

	Nine Months Ended September 30,		% Change
	2023	2022
	(In thousands)
Product, technology, general and administrative	$102,265	$120,785	(15)%
% of net revenue	32.1%	34.3%
Product, technology, general and administrative expenses decreased by $18.5 million, or 15%, to $102.3 million for the nine months ended September 30, 2023 from $120.8 million for the nine months ended September 30, 2022. This decrease was primarily driven by our expense management initiatives, including:
•a decrease of $17.0 million in personnel costs, primarily driven by a decrease in salaries, bonus expense and share-based compensation expense following the corporate headcount reductions in December 2022 and July 2023;
•a decrease of $12.9 million in facilities costs for our corporate offices and fulfillment centers, primarily driven by the transfer of certain production and fulfillment business costs to FreshRealm following the FreshRealm Transaction, as well as due to the $3.0 million retirement of carbon offsets during the nine months ended September 30, 2022, compared to the $0.2 million of carbon offsets retired during the nine months ended September 30, 2023;
•a decrease of $7.4 million in corporate overhead and administrative costs, driven by a decrease in external consulting spend; partially offset by
•an increase of $18.8 million for the product, technology, general and administrative platform fee charged by FreshRealm.
As a percentage of net revenue, product, technology, general and administrative expenses decreased 220 basis points to 32.1% for the nine months ended September 30, 2023 from 34.3% for the nine months ended September 30, 2022, primarily due to our expense management initiatives.
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
Depreciation and Amortization

	Nine Months Ended September 30,		% Change
	2023	2022
	(In thousands)
Depreciation and amortization	$8,194	$16,604	(51)%
% of net revenue	2.6%	4.7%
Depreciation and amortization decreased by $8.4 million, or 51%, to $8.2 million for the nine months ended September 30, 2023 from $16.6 million for the nine months ended September 30, 2022. This decrease was primarily due to the sale of certain property and equipment assets related to our production and fulfillment business to FreshRealm. As a percentage of net revenue, depreciation and amortization decreased to 2.6% for the nine months ended September 30, 2023 from 4.7% for the nine months ended September 30, 2022.

Other Operating Expense

Other operating expense for the nine months ended September 30, 2023 and 2022 was $10.5 million and $0.0 million, respectively. Other operating expense during the nine months ended September 30, 2023 includes $6.9 million of strategic transaction costs, $2.0 million of severance-related expenses primarily associated with the corporate workforce reduction in July 2023, and $1.7 million of impairment losses on long-lived assets associated with the FreshRealm Transaction.
Income (Loss) from Operations

	Nine Months Ended September 30,		% Change
	2023	2022
	(In thousands)
Income (loss) from operations	$(37,193)	$(87,732)	(58)%
% of net revenue	(11.7)%	(24.9)%
Income (loss) from operations for the nine months ended September 30, 2023 and 2022 was $(37.2) million and $(87.7) million, respectively. This change was primarily driven by a decrease in operating expenses of $(84.1) million, partially offset by a decrease in net revenue of $33.6 million. As a percentage of net revenue, income (loss) from operations was (11.7)% and (24.9)% for the nine months ended September 30, 2023 and 2022, respectively. This change was primarily driven by decreases as a percentage of net revenue in marketing expenses, cost of goods sold, excluding depreciation and amortization, product, technology, general and administrative expenses, and depreciation and amortization, partially offset by an increase as a percentage of net revenue in other operating expense for the reasons set forth above.
Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt for the nine months ended September 30, 2023 and 2022 was $(1.9) million and $0.7 million, respectively. This change was due to the extinguishment loss recorded upon the amendment of the note purchase agreement in March 2023, as compared to the extinguishment gain recorded upon the termination of the financing agreement in May 2022.
Gain (Loss) on Transaction

Gain (loss) on transaction for the nine months ended September 30, 2023 and 2022 was $48.6 million and $0.0 million, respectively, reflecting the loss on sale to FreshRealm of certain assets related to our production and fulfillment operations during the nine months ended September 30, 2023.
Interest Income (Expense), Net
Interest income (expense), net for the nine months ended September 30, 2023 and 2022 was $(1.6) million and $(2.8) million, respectively. This change was primarily due to decreased interest expense incurred on our previous outstanding borrowings and finance leases, partially offset by interest income on our seller note receivable.
Other Income (Expense), net
Other income (expense), net for the nine months ended September 30, 2023 and 2022 was $0.0 million and $2.0 million, respectively. This change consists of the change in fair value of the Blue Torch warrant obligation upon remeasurement, as well as the gain recorded upon its derecognition during the nine months ended September 30, 2022.
Benefit (Provision) for Income Taxes
The provision for income taxes recorded in the nine months ended September 30, 2023 and 2022 reflects state income taxes in a jurisdiction for which net operating losses were not available to offset our tax obligation.
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
•adjusted EBITDA excludes other operating expense, as other operating expense represents strategic transaction costs, severance-related expenses, and impairment losses on long-lived assets;
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
•adjusted EBITDA does not reflect other (income) expense, net as this represented changes in the fair value of the Blue Torch warrant obligation as of each reporting period, which were required to be settled either in cash, which would have harmed our liquidity, or our Class A Common Stock, which would have resulted in dilution to our stockholders;
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
The following tables present a reconciliation of these non-GAAP measures to the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Reconciliation of net income (loss) to adjusted EBITDA
Net income (loss)	$(10,289)	$(25,949)	$(89,255)	$(87,949)
Share-based compensation	815	1,507	3,061	5,384
Depreciation and amortization	792	5,478	8,194	16,604
Other operating expense	4,704	—	$10,550	$—
Loss (gain) on extinguishment of debt	—	—	1,850	(650)
Loss (gain) on transaction	—	—	48,554	—
Interest (income) expense, net	(109)	821	1,638	2,824
Other (income) expense, net	—	—	—	(2,033)
Provision (benefit) for income taxes	7	11	20	76
Adjusted EBITDA	$(4,080)	$(18,132)	$(15,388)	$(65,744)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Reconciliation of net cash from (used in) operating activities to free cash flow
Net cash from (used in) operating activities	$(1,786)	$(20,809)	$(16,462)	$(67,981)
Purchases of property and equipment	(974)	(1,998)	(3,206)	(4,983)
Free cash flow	$(2,760)	$(22,807)	$(19,668)	$(72,964)

Liquidity and Capital Resources
The following table shows our cash and cash equivalents, accounts receivable, net, restricted cash, and working capital as of the dates indicated:

	September 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$27,232	$33,476
Accounts receivable, net	$77	$556
Restricted cash included in Prepaid expenses and other assets	$—	$111
Restricted cash included in Other noncurrent assets	$1,141	$1,069
Working capital (1)	$(47,660)	$(33,283)
(1)We define working capital as the difference between our current assets (excluding cash and cash equivalents and the seller note receivable, net) and current liabilities.
Sources of Liquidity

As of September 30, 2023, our principal source of liquidity was cash and cash equivalents of $27.2 million. Our cash requirements are principally for working capital and capital expenditures to support our business, including investment in marketing to support the execution on our strategic priorities, investment in capitalized software costs to support business initiatives and ongoing product expansion, and investments in sustainability efforts. On February 10, 2023, we launched an “at-the-market” equity offering for sale from time to time of up to $70.0 million of Class A Common Stock (the “February 2023 ATM”), under which we had $65.8 million remaining to be issued as of September 30, 2023.
As of the date of this Quarterly Report on Form 10-Q, the remaining $55.5 million owed under the RJB Purchase Agreement (as defined in Note 14) and the remaining $12.7 million owed under the Sponsorship Gift Cards Agreement (as defined in Note 16), both due from affiliates of Joseph N. Sanberg, an existing stockholder, remain unfunded. A Sanberg affiliate has granted us a security interest in equity shares of certain privately-held issuers as collateral for the RJB Purchase Agreement (the “Pledged Shares”), which we have the right to foreclose on and take ownership.
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
Known Liquidity Trends
We have a history of significant net losses, including $89.3 million and $87.9 million for each of the nine months ending September 30, 2023 and 2022, respectively, and operating cash flows of $(16.5) million and $(68.0) million for each of the nine months ending September 30, 2023 and 2022, respectively. Our current operating plan indicates we will continue to incur net losses and generate negative cash flows from operating activities for the next twelve months.
On June 9, 2023, we entered into definitive agreements with FreshRealm, pursuant to which, among other things, we sold our production and fulfillment operational infrastructure to FreshRealm, including, among other things, inventory, equipment and related know-how and transferred related personnel relating to our production and fulfillment operations. Concurrently, we executed the Production and Fulfillment Agreement, pursuant to which FreshRealm became the exclusive supplier of our meal kits. We also subleased to FreshRealm the Facilities. As consideration for the FreshRealm Transaction, on the Closing Date, we received approximately $23.6 million of net cash proceeds upfront and are eligible to receive up to $25.0 million of additional value primarily through a cash earnout if we have achieved certain financial and cost-savings milestones and future rebates that we can earn based on volume of purchases of certain products from

FreshRealm above specified threshold as well as the achievement of certain financial targets under the Production and Fulfillment Agreement. With a portion of the proceeds of the FreshRealm Transaction, we also repaid our then outstanding senior secured notes in full. See Note 3 to the Consolidated Financial Statements for further discussion regarding the FreshRealm Transaction.

With the completion of the FreshRealm Transaction, we have further streamlined our cost structure and reduced our negative operating cash flows. Our operating plans are focused on continuing to optimize our cost structure and growing our revenues in order to earn the volume-based rebates on future meal-kit volumes and new product initiatives as well as the Earnout (as defined in Note 3 to the Consolidated Financial Statements) and to thereby achieve profitability.
On September 28, 2023, we entered into the Merger Agreement with Wonder and Purchaser. The Merger Agreement provides for the acquisition of us by Parent through the Offer by Purchaser for all of our issued and outstanding shares of Class A Common Stock, which constitutes all of the Company’s issued and outstanding shares of Common Stock at the Offer Price. Following the completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will consummate the Merger, with us surviving as a wholly-owned subsidiary of Parent, pursuant to the procedure provided for under Section 251(h) of the DGCL, without any stockholder approvals. The Merger will be effected as soon as practicable following the Acceptance Time. See Note 3 to the Consolidated Financial Statements for further discussion regarding the Merger Agreement.
Our ability to continue as a going concern is dependent upon our ability to implement our operating plan on our anticipated timeline, as well as our ability to successfully consummate the Merger. Although we continue to pursue our plans, there can be no assurance that we will be successful in executing on our operating plan or that the Merger will be consummated in a timely manner, or at all.
Cash Flows
The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash from (used in) operating activities	$(16,462)	(67,981)
Net cash from (used in) investing activities	20,523	(4,817)
Net cash from (used in) financing activities	(10,344)	21,616
Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,283)	(51,182)
Cash, cash equivalents, and restricted cash–beginning of period	34,656	83,597
Cash, cash equivalents, and restricted cash–end of period	$28,373	$32,415
Net Cash from (used in) Operating Activities
Net cash from (used in) operating activities consists of net income (loss) adjusted for primarily non-cash items and changes in operating assets and liabilities.
Net cash from (used in) operating activities for the nine months ended September 30, 2023 decreased by $51.5 million versus the nine months ended September 30, 2022, primarily driven by an increase of $44.4 million due to the impact of non-cash items as well as an increase from changes in working capital of $8.4 million, partially offset by a $1.3 million increase in net loss. The increase due to changes in working capital were primarily due to increases of:
•$16.7 million resulting from changes in accounts payable primarily driven by timing of cash management initiatives and improved payment terms; and
•$3.8 million resulting from changes in inventories primarily driven by the transfer of our inventory to FreshRealm.
These increases in working capital were partially offset by decreases in working capital due to:
•$13.9 million resulting from changes in deferred revenue, primarily due to our related party’s purchase of $9.0 million of unredeemed gift cards during the nine months ended September 2022.

Net Cash from (used in) Investing Activities
Net cash from (used in) investing activities primarily relates to capital expenditures to support our business initiatives and drive efficiency in fulfillment center operations and investment in software development.
For the nine months ended September 30, 2023, net cash from (used in) investing activities was $20.5 million and consisted primarily of $23.6 million of proceeds from the sale to FreshRealm of certain assets related to our production and fulfillment operations, partially offset by $(3.2) million for purchases of property and equipment, substantially all of which relates to capitalized software costs, to support business initiatives and ongoing product expansion.
In the future we expect to incur capital expenditures primarily related to capitalized software costs. As of September 30, 2023, our projected capital expenditures are expected to amount to approximately $2.0 million to $4.0 million in the aggregate over the next 12 months. The timing and amount of our projected expenditures is dependent upon a number of factors, including our ability to successfully implement our operating plan, and may vary significantly from our estimates.
For the nine months ended September 30, 2022, net cash from (used in) investing activities was $(4.8) million and consisted primarily of $(5.0) million for purchases of property and equipment, of which approximately $(3.3) million relates to capitalized software costs, to support business initiatives and ongoing product expansion, partially offset by $0.2 million of proceeds from the sales of fixed assets.
Net Cash from (used in) Financing Activities
Net cash from (used in) financing activities primarily relates to our debt and equity financing transactions.
For the nine months ended September 30, 2023, net cash from (used in) financing activities was $(10.3) million and consisted primarily of repayments of debt and payments of debt and equity issuance costs, partially offset by net proceeds relating to our “at-the-market” equity offerings
For the nine months ended September 30, 2022, net cash from (used in) financing activities was $21.6 million and consisted primarily of the net proceeds relating to our debt, equity, and warrant issuances, partially offset by repayments of debt and payments of debt and equity issuance costs.
Free Cash Flow
We define free cash flow as net cash from (used in) operating activities less purchases of property and equipment.
Our free cash flow was $(19.7) million and $(73.0) million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, free cash flow consisted of $(16.5) million of net cash from (used in) operating activities and $(3.2) million for purchases of property and equipment, substantially all of which relates to capitalized software costs.
For the nine months ended September 30, 2022, free cash flow consisted of $(68.0) million of net cash from (used in) operating activities and $(5.0) million for purchases of property and equipment, of which approximately $(3.3) million relates to capitalized software costs.
Please see “Non-GAAP Financial Measures” for a discussion of the use of non-GAAP financial measures and for a reconciliation of free cash flow to net cash from (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP.
Prior NYSE Deficiency
On December 21, 2022, we were notified by the NYSE that we were no longer in compliance with the NYSE’s continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our last reported stockholders’ equity was less than $50.0 million. As required by the NYSE, on January 6, 2023, we notified the NYSE of our intent to cure the deficiency and restore our compliance with the NYSE continued listing standards. In accordance with applicable NYSE procedures, on February 6, 2023, we submitted a plan advising the NYSE of the definitive actions we have taken and are taking, that would bring us into compliance with the NYSE continued listing standards within 18 months of receipt of the written notice. On February 28, 2023, the NYSE accepted the plan and our Class A Common Stock would continue to be listed and traded on the NYSE during the 18-month period from December

21, 2022, subject to our compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan. The notice had no immediate impact on the listing of our Class A Common Stock.

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

Voluntary Transfer of Stock Listing to Nasdaq

On September 22, 2023, we voluntarily transferred our stock exchange listing to Nasdaq from the NYSE and our Class A Common Stock began trading on Nasdaq on September 25, 2023.
Contractual Obligations
In connection with the execution of the Asset Purchase Agreement as described and defined in Note 3 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we entered into sublease agreements with FreshRealm for our Richmond, California and Linden, New Jersey fulfillment centers. The sublease agreements entitle us to future sublease income of $10.8 million, of which $7.2 million is receivable in the next 12 months. Other than the borrowings disclosed above in the “Known Liquidity Trends” section and changes which occur in the normal course of business, as of September 30, 2023, there were no other significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
Off-Balance Sheet Arrangements
As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, except for letters of credit entered into in the normal course of business as discussed above.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. As described below, we previously identified a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.
Remediation Efforts to Address Material Weakness
As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022, we previously identified a material weakness in our information technology general controls and IT dependent controls related to revenue and inventory. Our manage and access information technology general controls over certain key IT systems were not designed and did not operate effectively. Specifically, user access recertifications were not complete and precise to validate permissions granted to the user/system account continue to be appropriate. As a result of these deficiencies, the related process-level IT dependent manual and automated application controls could not be relied upon. We have identified and implemented, and continue to implement, remediation efforts to improve the effectiveness of our internal controls over financial reporting and are in the process of remediating the material weakness. These remediation efforts are ongoing and include training on internal controls to key stakeholders within the IT process and enhancing user access review procedures to ensure completeness and precision around user access permission validations. The remediation actions that we are taking are subject to ongoing senior management overview, as well as oversight by the Audit Committee of our board of directors.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a class action lawsuit entitled Stevie A. Hayes v. Blue Apron, LLC (“Hayes”), that was filed in the California Superior Court in Contra Costa County under the California wage and hour laws on behalf of certain non-exempt employees in our former Richmond, California fulfillment center. The Hayes class action complaint was filed on June 21, 2023, and alleges that during the time we operated the Richmond, California fulfillment center, we failed to pay minimum wages and overtime, provide required meal and rest breaks, provide wages due upon separation from employment, provide accurate wage statements, to non-exempt employees in violation of California law. On September 11, 2023, Hayes filed an additional Private Attorneys General Act complaint seeking damages under California Labor Code section 2699, et seq., for identical allegations made in the Hayes class action complaint. On July 27, 2023, we removed the Hayes class action complaint from the Contra Costa County state court to federal court in the Northern District of California based on the Class Action Fairness Act (“CAFA”). On August 11, 2023, Hayes filed a Motion for Remand, which we opposed. We are awaiting for the court to rule on the remand.

We are also a party to a second class action lawsuit entitled Cortez Mitchell v. Blue Apron, LLC (“Mitchell”), that was filed in the California Superior Court in Contra Costa County under the California wage and hour laws on behalf of certain non-exempt employees that worked for Blue Apron and directly or indirectly for staffing agencies in our former Richmond, California fulfillment center. The Mitchell class action complaint was filed on August 25, 2023, and alleges nearly identical claims as the Hayes class action complaint for failure to pay minimum wages and overtime, provide required meal and rest breaks, provide wages due upon separation from employment, and failure to provide accurate wage statements, to non-exempt employees in violation of California law. In addition, the Mitchell class action complaint alleges a new cause of action for a failure to reimburse certain necessary business expenses. On September 15, 2023, Mitchell filed an additional Private Attorneys General Act complaint seeking damages under California Labor Code section 2699, et seq., for similar allegations made in the Mitchell class action complaint, along with additional claims including but not limited to violations of sick leave, failure to pay vested vacation or paid time off, failure to provide a safe and healthful workplace, and unlawful agreements of criminal history inquiries. On October 6, 2023, we removed the Mitchell case from the Contra Costa County state court to federal court in the Northern District of California based on CAFA. Mitchell failed to file a Motion for Remand by the deadline of November 6, 2023 and, as a result, the Mitchell case will remain in federal court.

We are in the preliminary stages of reviewing the allegations made in the Hayes and Mitchell class action complaints and we believe that we have strong defenses and intend to vigorously defend against these lawsuits. As a result, we are currently unable to provide any assurances as to the ultimate outcome of these lawsuits or that an adverse resolution of these lawsuits would not have a material adverse effect on our consolidated financial position or results of operations.

On October 19, 2023, Damir Khamidullin, a purported stockholder of ours, filed a complaint with the United States District Court for the Southern District of New York, captioned Damir Khamidullin vs. Blue Apron Holdings, Inc., Jennifer Carr-Smith, Beverly K. Carmichael, Linda Findley, Brenda Freeman, Elizabeth Huebner, and Amit Shah, Case No. 1:23-cv-09213 (the “Khamidullin complaint”). On October 24, 2023, Steven Weiss, a purported stockholder of ours, filed a complaint with the United States District Court for the District of Delaware, captioned Steven Weiss v. Blue Apron Holdings, Inc., Jennifer Carr-Smith, Beverly K. Carmichael, Linda Findley, Brenda Freeman, Elizabeth Huebner, and Amit Shah, Case No. 1:23-cv-01208-UNA (the “Weiss complaint”). On October 25, 2023, Patrick Plumley, a purported stockholder of ours, filed a complaint with the United States District Court for the District of Delaware, captioned Patrick Plumley v. Blue Apron Holdings, Inc., Jennifer Carr-Smith, Beverly K. Carmichael, Linda Findley, Brenda Freeman, Elizabeth Huebner, and Amit Shah, Case No. 1:23-cv-01214-UNA (the “Plumley complaint” and collectively with the Khamidullin complaint and the Weiss complaint, the “complaints”).

The complaints name as defendants us and each member of our board of directors. The complaints allege, among other things, that the defendants violated Sections 14(d), 14(e), and 20(a) of the Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14d-9 promulgated thereunder by omitting and/or misrepresenting material facts related to the transaction from the Schedule 14D-9 filed by us on October 13, 2023 (as it may be further amended or supplemented from time to time, the “Schedule 14D-9”). The complaints seek, among other relief, (i) injunctive relief preventing the consummation of the Merger (as defined below), (ii) recission of the Merger Agreement (as defined below) or rescissory damages, (iii) other damages purportedly incurred on account of the alleged omissions or misstatements, and (iv) an award of plaintiff’s costs and disbursements of the action, including attorneys’ and expert fees and expenses. In addition, the Plumley complaint seeks a declaration that the defendants violated Section 14(a) and/or 20(a) of the Exchange Act.

We also received (a) one demand letter on October 17, 2023, sent on behalf of Matthew Whitfield (the “Whitfield demand”), a purported stockholder of ours; (b) one demand letter on October 18, 2023, sent on behalf of Richard Dabney (the “Dabney demand”), a purported stockholder of ours; (c) two demand letters on October 19, 2023 sent on behalf of

Jason Walton (the “Walton demand”) and Peter Salib (the “Salib demand”), respectively, and each a purported stockholder of ours; (d) three demand letters on October 20, 2023 sent on behalf of Jorg Raue (the “Raue demand”), Scott Goley (the “Goley demand”) and Brad Nwosu (the “Nwosu demand”), respectively, and each a purported stockholder of ours; (e) one demand letter on October 24, 2023 sent on behalf of Rita Brodt (the “Brodt demand”), a purported stockholder of ours; (f) two demand letters on October 25, 2023 sent on behalf of Jordan Wilson (the “Wilson demand”) and Jordan Rosenblatt (the “Rosenblatt demand”), respectively, and each a purported stockholder of ours; (g) two demand letters on October 26, 2023 sent on behalf of Alfred Yarkony (the “Yarkony demand”) and Eric Sabatini (the “Sabatini demand”), respectively, and each a purported stockholder of ours and (h) one demand letter on October 27, 2023 sent on behalf of Miriam Nathan (the “Nathan demand”), a purported stockholder of ours. Each of the Whitfield demand, the Dabney demand, the Walton Demand, the Salib demand, the Raue demand, the Goley demand, the Nwosu demand, the Brodt demand, the Wilson Demand, the Rosenblatt demand, the Yarkony demand, the Sabatini demand and the Nathan demand alleges omissions of material information with respect to the transaction from the Schedule 14D-9 filed by us and demands that we promptly provide stockholders with additional disclosure. In addition, each of the Salib demand and Nathan demand includes a draft complaint, which contains allegations and requests for relief substantially consistent with those set forth in the Complaints, and states an intention to file such complaint.

We also received one letter on October 26, 2023, sent on behalf of Richard Birnbaum (the “220 demand”), a purported stockholder of ours, seeking to inspect certain of our books and records related to the Transactions and related matters pursuant to Section 220 of the Delaware General Corporation Law (the “DGCL” and the aforementioned demands are collectively referred to herein as, the “demands”). The Company responded to the 220 demand on November 3, 2023. On November 8, 2023, Mr. Birnbaum filed a Section 220 action in the Court of Chancery of the State of Delaware, captioned Birnbaum v. Blue Apron Holdings, Inc., C.A. 2023-1132, together with a letter to the Court indicating that Mr. Birnbaum filed the action to preserve standing and does not seek to schedule proceedings at this time.

The outcome of the matters described above cannot be predicted with certainty. However, we believe that the allegations in the complaints and the demands are without merit. Additional demands may be made or complaints may be filed against us, our board of directors, Wonder and/or Purchaser in connection with the transactions contemplated by the Merger Agreement, the Schedule TO, together with the exhibits thereto, as it or they may be amended or supplemented from time to time, filed jointly by Wonder and Purchaser with the Securities and Exchange Commission (the “SEC”) on October 13, 2023, and the Schedule 14D-9. If such additional demands are made or complaints are filed, absent new or different allegations that are material, we, Wonder and/or Purchaser will not necessarily announce such additional demands or complaints. As a result, we are currently unable to provide any assurances as to the ultimate outcome of the foregoing legal proceedings or that an adverse resolution of the legal proceedings would not have a material adverse effect on our consolidated financial position or results of operations.

From time to time we may become involved in other legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of such litigation and claims cannot be predicted with certainty, we currently believe that there are no ordinary course matters that will have a material adverse effect on our business, operating results, financial conditions, or cash flows. Regardless of the outcome, any such litigation and claims can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Investing in our Class A Common Stock (as defined below) involves a high degree of risk. Certain factors may have a material adverse effect on our business, financial condition, and results of operation. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, and in our other filings with the SEC. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A Common Stock could decline, and you may lose all or part of your investment.

Risks Related to the Pending Transaction with Wonder

We may not complete the pending transaction with Wonder within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On September 28, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Wonder Group, Inc. ("Wonder” or “Parent”), and Basil Merger Corporation, a wholly owned subsidiary of Parent (“Purchaser”). The Merger Agreement provides for our acquisition by Parent through a cash tender offer (the “Offer”) by Purchaser for all of our Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”), which constitutes all of the issued and outstanding shares of Class A Common Stock, our Class B common stock, par value $0.0001 per share (the “Class B Common Stock”) and our Class C capital stock, par value $0.0001 per share, collectively, the “Common Stock”), which constitute all of the issued and outstanding shares of our Common Stock, at a price of $13.00 per share of Common Stock, net to the stockholder in cash, without interest and less any applicable tax withholding (the “Offer Price”). The Offer will remain open for 20 business days, subject to extension under certain circumstances. The Merger Agreement provides that, among other things, following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions to the Merger (as defined below), and in accordance with the DGCL, Purchaser will be merged with and into us (the “Merger”), and we will continue as the surviving corporation and a wholly owned subsidiary of Parent. Because the Merger will be governed by Section 251(h) of the DGCL, assuming the requirements of Section 251(h) of the DGCL are met, no stockholder vote by our stockholders will be required to consummate the Merger. We currently expect the Offer and the Merger to be completed in the fourth quarter of 2023.

If the Offer and the Merger are not completed within the expected timeframe or at all, we may be subject to a number of material risks in addition to the risks of continuing to operate our business. The price of our Class A Common Stock may decline to the extent that current market prices of our Class A Common Stock reflect a market assumption that the Merger will be completed on a timely basis. We could be required to pay Parent a termination fee of $3.1 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, strategic partners, vendors and suppliers. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

Our ability to complete the Merger is subject to certain closing conditions that could adversely affect us or cause the Merger to be abandoned.

The obligation of Parent and Purchaser to consummate the Offer is subject to customary closing conditions, including that, immediately prior to the expiration of the Offer, the number of shares of Common Stock validly tendered and not validly withdrawn (excluding shares tendered pursuant to guaranteed delivery procedures that have not yet been “received,” as such term is defined by Section 251(h)(6)(f) of the DGCL), together with any shares of Common Stock owned by Purchaser, Parent or any wholly-owned subsidiary of Parent, does not equal at least one share more than one-half of all shares of Common Stock then outstanding (the “Minimum Condition”). The Minimum Condition may not be waived by Purchaser without our prior written consent. In addition, the obligation of Purchaser to consummate the Offer is conditioned upon, among other things, (i) the accuracy of our representations and warranties contained in the Merger Agreement, subject to customary thresholds and exceptions, and (ii) our compliance with, and performance of, in all material respects, our covenants and agreements contained in the Merger Agreement. We cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Merger. The failure to consummate the transactions contemplated by the Merger Agreement would adversely affect our business.

The pendency of the transaction with Parent and Purchaser could adversely affect our business, financial results and/or operations.

Our efforts to complete the transaction with Parent and Purchaser could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial results and/or operations. Uncertainty as to whether the Offer and the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with strategic partners, vendors and suppliers. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our Common Stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

We are and may continue to be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. To date, three putative stockholder class action lawsuits have been filed against us and our board of directors in connection with the transactions contemplated by the Merger Agreement and one Section 220 lawsuit seeking inspection of our books and records has been filed against the Company. We have also received 14 demand letters in connection with the transactions contemplated by the Merger Agreement. We and the other defendants believe the lawsuits and demand letters are without merit; however, the outcome of all litigation, including the matters described above, is uncertain and we may not be successful in defending against these claims or any other lawsuits brought against us even if they are without merit. Regardless of the outcome of any lawsuits brought against us, such lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and/or results of operations.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of $3.1 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, our entry into an agreement with respect to a superior proposal or a change in the recommendation of our board of directors. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business relationships or financial condition will not be materially adversely affected, as compared to our condition prior to the announcement of the transaction, if the transaction is not consummated. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our Common Stock.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Parent’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our material assets, enter into, terminate or amend certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Parent.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the transactions contemplated by the Merger Agreement. We are obligated to pay these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, financial condition and/or results of operations.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, prohibit us from, directly or indirectly, (i) soliciting or initiating any inquiries or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement); or (ii) entering into, continuing or otherwise participating in any discussions or negotiations regarding, or furnishing to any person any non-

public information for the purpose of encouraging or facilitating, any Acquisition Proposal. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the outstanding shares of our Common Stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our Common Stock than it might otherwise have proposed to pay.

Certain of our directors and executive officers may have interests in the Merger that are or were different from, or in conflict with or in addition to, those of our stockholders generally.

Certain of our directors and executive officers have interests in the Merger that may differ from, or that are in addition, to their interests as stockholders of our company. Our board of directors was aware of these interests at the time it approved the Merger Agreement. These interests may cause our directors and officers to view the Merger differently from how our stockholders may view it.

Risks Related to Our Business and Industry

We are dependent on FreshRealm, Inc. (“FreshRealm”) as the exclusive supplier of our meal kits to manufacture and distribute our meal kits to our customers, pursuant to the production and fulfillment agreement dated June 9, 2023 between us and FreshRealm (the “Production and Fulfillment Agreement”). If our strategic partnership with FreshRealm is not successful, including if we do not achieve volume-based rebates during the term of the Production and Fulfillment Agreement or achieve certain milestones under that certain asset purchase agreement with FreshRealm (the “Asset Purchase Agreement”) or if there are changes to the quality of our products or changes to the fees charged to us for the production and fulfillment of our products, then our business could be materially adversely affected.
On June 9, 2023 (the ”Closing Date”), we entered into definitive agreements with FreshRealm, pursuant to which, among other things, we sold our production and fulfillment operational infrastructure to FreshRealm, including, among other things, equipment, inventory and know-how relating to our production and fulfillment operations and transferred related personnel that worked in our fulfillment operations; concurrently executed the Production and Fulfillment agreement, pursuant to which, for a ten-year term, FreshRealm became the exclusive supplier of our meal kits (such transactions, together with the related transactions contemplated thereby, the “FreshRealm Transaction”); and subleased to FreshRealm our fulfillment facilities located in Linden, New Jersey and Richmond, California (such fulfillment facilities, the “Facilities”). As a result, we no longer have the ability to directly produce our meal kits for our customers. Pursuant to the Production and Fulfillment agreement, we granted FreshRealm an exclusive right to produce and fulfill our meal kit products at any FreshRealm facility for sale to us, including certain individual meal recipe/SKUs that are comprised of prepped and unprepped ingredients, fresh and/or frozen meals and/or current or future food products that are similar to such products.

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
Further, under the Asset Purchase Agreement, (i) $3.5 million of the $28.5 million purchase price was paid to us in the form of a promissory note, less any indemnifiable losses owed to FreshRealm pursuant to potential indemnification claims that could be made under the Asset Purchase Agreement, which note will mature and become payable to us on June 9 2024, and (ii) we are entitled to receive an aggregate of up to $4.0 million in additional cash consideration, including $3.0 million as a result of our achievement of certain financial and cost savings milestones and our compliance in all material respects with our obligations under the Transition Services Agreement (as defined above in Note 3 of the Consolidated

Financial Statements) with FreshRealm as of September 30, 2023, which we expect to receive in the fourth quarter of 2023, and $1.0 million if we have achieved the aforementioned financial and cost-savings milestones and also remain in compliance with our obligations under the Transition Services Agreement as of December 31, 2023. Failure to realize all or any portion of such contingent consideration, could have a material adverse effect on our financial condition and results of operation.

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

Our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern because if the Merger does not close, we may be unable to implement our operating plan on our anticipated timeline to meet our obligations within twelve months of the issuance date of this Quarterly Report on Form 10-Q.

Our ability to continue as a going concern requires us to have sufficient capital to fund our operations for the twelve months following the issuance of this Quarterly Report on Form 10-Q. As of September 30, 2023, following the closing of the FreshRealm Transaction and the repayment in full of our senior secured notes, we had $27.2 million in cash and cash equivalents and, based on our current operating plans and programs, if the Merger does not close, we will continue to depend upon (a) our ability to (i) earn up to $4.0 million in additional cash consideration under the Asset Purchase Agreement,, $3.0 million of which we expect to receive in the fourth quarter of 2023 (ii) realize the benefit of the full $3.5 million promissory note issued in connection with the FreshRealm Transaction, and (iii) achieve the up to $17.5 million of volume-based rebates under the Production and Fulfillment Agreement, (b) the ability of FreshRealm to cost effectively price the production and fulfillment of our meal kits and other products, or (c) our ability, if we are unable to successfully implement our operating strategy, to recognize the benefits of our identified expense reductions, including our recent headcount reductions, or raise additional capital or funding, including through (i) the February 2023 ATM (as defined below) or otherwise, or (ii) receiving all or a sufficient portion of the remaining $68.2 million due to us in connection with the $56.5 million private placement (of which $1.0 million has been paid) and the $12.7 million gift card transaction with certain affiliates of Joseph N. Sanberg, or (iii) the disposition of some or all of the pledged securities securing the private placement obligation. If Merger does not close, we may continue to pursue one or more financing opportunities and/or other strategic transactions although there is no assurance that we can close any such transaction.

If the Merger does not close, absent our ability to execute our operating plan on our anticipated timeline or raise additional debt or equity funding, our future cash and cash equivalents, together with cash generated from operations, may not be sufficient to allow us to fund our operations or any future growth, including to attract and retain customers. If such cash generation options are not available and such expense and operating adjustments cannot be executed or maintained, we may be unable to operate our business, develop new business or execute on our strategic plan, and our operating results would suffer. Additionally, any new debt financing may increase expenses, contain covenants that restrict the operation of our business, and will need to be repaid regardless of operating results. If the Merger does not close, additional equity financing, debt financing that is convertible into equity, or debt or equity financing in which we issue equity or derivative securities, including any shares of Class A Common Stock issuable in connection with the liquidity transactions (as defined below) and in connection with other financing transactions, business combinations or strategic transactions would result in dilution to our existing stockholders.

If the Merger does not close and if we are not able to execute our operating plan on our anticipated timeline and secure additional funding, we may be forced to make additional reductions in spending, extend payment terms with vendors, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, under the terms of the subleases for the Facilities, FreshRealm has the ability to terminate such subleases if we continue to have substantial doubt regarding our ability to continue as a going concern for the quarter ended September 30, 2024, which could have a material adverse effect on our business.

Any of these actions could materially harm our business, results of operations, and future prospects. In addition, if the Merger does not close, we could also be forced to commence a bankruptcy or take other defensive action, which would materially adversely affect our business, financial condition and operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Furthermore, in connection with the second closing contemplated by that certain purchase agreement between us and RJB Partners, LLC (“RJB”), an affiliate of Joseph N. Sanberg, one of our existing stockholders, dated as of April 29, 2022, as amended in August 2022 and September 2022 (the “RJB Purchase Agreement”), we agreed to issue and sell to RJB, and RJB agreed to purchase from us 833,333 shares of Class A Common Stock (as adjusted for the reverse stock split) for an aggregate purchase price of $56.5 million (or $67.80 per share as adjusted for the reverse stock split) (such amount, the “outstanding obligated amount”) (such second closing, the “RJB Second Closing”). As of the date of the filing of this Quarterly Report on Form 10-Q, we have received $1.0 million of the outstanding obligated amount and we have not yet received the remaining $55.5 million from RJB, and the RJB Second Closing as contemplated by the RJB Purchase Agreement has not occurred. Additionally, as of the date of this Quarterly Report on Form 10-Q, while we have received $5.8 million of a gift card receivable, we have not received the remaining $12.7 million gift card receivable owed to us from an affiliate of Mr. Sanberg, pursuant to that certain gift card sponsorship agreement dated as of May 5, 2022 (as amended or modified, the “Sponsorship Gift Cards Agreement” and together with the RJB Second Closing, the “liquidity transactions”). Mr. Sanberg guaranteed (i) the payment of the outstanding obligated amount under the RJB Purchase Agreement and (ii) the payment of $12.7 million owed under the Sponsorship Gift Cards Agreement.

On November 6, 2022, we and an affiliate of Mr. Sanberg (the “pledgor”) entered into a guaranty and pledge agreement (the “pledge agreement”), pursuant to which the pledgor (i) agreed to guarantee the payment of RJB’s outstanding obligated amount and (ii) to secure its obligation to pay the outstanding obligated amount, granted us a security interest in pledgor’s interests in certain equity securities (the "pledged shares"), of certain privately-held issuers (the ”pledged entities”), including the certificates (if any) representing the pledged shares, and all dividends, distributions cash, instruments and other property or proceeds from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of the pledged shares (collectively, the “pledged collateral”). Because the outstanding obligated amount remained unpaid after November 30, 2022, we are permitted to exercise remedies in respect of the pledged shares. In particular, we have the right to foreclose on and take ownership of the pledged shares.

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
We have experienced net losses in each year since our inception. In the three months ended September 30, 2023 and 2022, we incurred net losses of $10.3 million and $25.9 million, respectively. In December 2022, we identified multiple initiatives to both reduce expense and streamline decision-making and organization structure, including a plan for meaningful reduction on marketing and consulting expenses, including a reduction of approximately 10% of our total corporate workforce, inclusive of both then current and vacant roles, of up to an aggregate of approximately $50.0 million. In July 2023, we further executed our planned reduction in our corporate workforce of approximately 20% for an expected additional annualized cost savings of approximately $7.0 million.

Our marketing plans may prove more expensive than we anticipate, and we may not succeed in increasing our customer count, net revenue and margins sufficiently to offset these increased marketing expenses or at all, which, if the Merger does not close, may require us to further reduce certain expenditures that could impact our ability to maintain or increase our net revenue and margins in the future in the event the Merger does not close and we are able to raise sufficient additional capital. Our decision to decrease marketing spending starting in December 2022 and throughout 2023 may have and may continue to have a negative impact our ability to continue to attract new and retain existing customers, enhance our technology and infrastructure, and expand our product offerings and we may not succeed in achieving margins sufficient to offset our expenses which may require us to further reduce certain expenditures or raise additional capital that could impact our ability to maintain or increase our net revenue and margins. Any future decrease in marketing spending may harm our ability to commercialize new products in sufficient quantities to realize the benefits of up to an aggregate $17.5 million of volume-based rebates under the Production and Fulfillment Agreement, which may impact our ability to achieve our goal of Adjusted EBITDA profitability.

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

Our strategy, and our ability to operate profitably, depends largely on the success of our strategic partnership with FreshRealm and on our ability to cost-effectively acquire new customers, retain existing customers, and to keep customers engaged so that they continue to purchase products from us, including our higher value offerings. If we are unable to cost-effectively acquire new customers, retain our existing customers, or keep customers engaged, our business, financial condition and operating results would be materially adversely affected. For example, the number of our customers declined to approximately 238,000 in the three months ended September 30, 2023 from approximately 323,000 in the three months ended September 30 2022, and our net revenue declined to $98.8 million from $109.7 million in that same period. While we experienced an increase in demand starting in 2020 due, in part, to the impact the COVID-19 pandemic has had on consumer behaviors, we saw a decrease in demand in 2022 and 2021 compared to 2020 as more normal consumer behaviors patterns returned. In addition, if, like we did at times during the COVID-19 pandemic, FreshRealm faces significant disruptions in its supply chain, is unable to continue to operate one or more of its fulfillment centers or is unable to timely deliver orders to our customers, as a result of future surges of COVID-19 or otherwise, we may not be able to retain our customers or attract new customers. Further, to meet increased demand and eliminate complexity in our operations during 2020, we cut back on or delayed certain product offerings and we delayed the launch of other new product offerings that are part of our strategy, and if we need to cut back or delay certain product offerings in the future as a result of, supply chain issues, including those faced by FreshRealm, the pandemic or otherwise, there could be an adverse effect on our ability to retain or attract customers. For a more detailed discussion of the strategic transaction with FreshRealm, see the risk factor entitled, “We are dependent on FreshRealm, Inc. (“FreshRealm”) as the exclusive supplier of our meal kits, to manufacture and distribute our meal kits to our customers, pursuant to the production and fulfillment agreement dated June 9, 2023 between us and FreshRealm (the "Production and Fulfillment Agreement). If our strategic partnership with FreshRealm is not successful, including if we do not achieve volume-based rebates during the term of the Production and Fulfillment Agreement or achieve certain milestones under that certain purchase agreement with FreshRealm (the “Asset Purchase Agreement") or if there are changes to the quality of our products or changes to the fees charged to us for the production and fulfillment of our products, then our business could be adversely affected.”

We have historically spent significant amounts on advertising and other marketing activities, such as digital and social media, television, radio and podcasts, direct mail, and email, to acquire new customers, retain and engage existing customers, and promote our brand. While we have reduced our marketing expenditures from historic levels, in late 2019, during parts of 2020 and 2021, we increased marketing expenditures to more normal levels. For example, in the fourth quarter of 2021, using a portion of the proceeds from the November 2021 capital raise we significantly increased our marketing expenses. Furthermore, in December 2022, in connection with cost-savings actions, we announced that we were significantly reducing marketing expenses for 2023. If the Merger does not close, our ability to increase marketing expenses in the future is dependent upon our ability to (i) generate sufficient cash from operations, (ii) raise additional capital, whether through new financing sources or otherwise recover any of the funds owed to us under the liquidity transactions. or (iii) recognize the benefit of our cost saving initiatives. For the three months ended September 30, 2023 and 2022, our marketing expenses were $9.3 million and $17.3 million, respectively, representing approximately 9.4% and 15.8% of net revenue, respectively. If we are unable to deliver results from our marketing strategy, or otherwise effectively manage expenses and cash flows, we may further reduce spending to preserve cash, which may materially adversely impact net revenue and our ability to execute our strategy. For example, in late 2018, we significantly reduced marketing expenditures as part of our efforts to deliberately prioritize operational stability which led to a sustained decrease in the number of customers and revenues in the years thereafter prior to the impact of the COVID-19 pandemic. We expect a reduction in customers and revenues in 2023 over 2022 as a result of the reduction in marketing expenditures in 2023, and we cannot assure you that we will not continue to see a decrease in customers and revenues in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources.”

In addition, we may not be able to (i) generate sufficient cash from operations, (ii) raise additional capital, whether through new financing sources or otherwise recover any of the funds owed to us under the liquidity transactions if the Merger does not close, or (iii) recognize the benefit of our cost saving initiatives, we may fail to identify or execute cost efficient marketing opportunities as we adjust our investments in marketing, including our ability to successfully make new marketing technology investments, or fail to fully understand or estimate the conditions, characteristics and behaviors that drive customer behavior. As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting high affinity customers, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential customers, including by making us less competitive relative to competitors. Additionally, our decision to strategically invest in new and existing customers who we believe have high potential to be valuable to the business may fail to properly identify such customers or retain customers who generate the value that we anticipate. In addition, the increased demand we saw as a result of the impact the COVID-19 pandemic had on consumer behaviors resulted in us, at times, temporarily reducing marketing spend for portions of 2020 in order to manage capacity. If any of our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. In addition, our third-party marketing partners may not provide adequate value for their services. Any of the foregoing events could materially adversely affect our business, financial condition and operating results.

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

Our net revenue increased from $460.6 million in 2020 to $470.4 million in 2021, and decreased to $458.5 million in 2022. In addition, as a result of our reduction in marketing expenditures starting in December 2022 as part of our cost cutting initiatives, our net revenue for the nine months ended September 30, 2023 decreased to $318.1 million from $351.7 million for the nine months ended September 30, 2022. The number of our full-time employees declined from 1,934 at December 31, 2020 to 1,795 at December 31, 2021 and to 1,541 at December 31, 2022. As of September 30, 2023, we had 160 full-time employees, which reflects the transfer of approximately 1,234 employees to FreshRealm in connection with the FreshRealm Transaction. Our ability to grow net revenue in the future is dependent upon our ability to (i) generate sufficient cash from operations, whether through our ability to launch new products and achieve the volume-based rebates under the Production and Fulfillment Agreement or receiving the additional contingent cash consideration from FreshRealm under the Asset Purchase Agreement or otherwise, (ii) raise additional capital, under the February 2023 ATM (as defined below), any new financing sources or otherwise recover any of the funds owed to us under the liquidity transactions, if the Merger does not close, or (iii) recognize the benefit of our cost saving initiatives. As such, the level of investment we are able to make in our marketing plan and any future plans for marketing investments will impact our net revenue. If our net revenues do not increase, if they continue to decline faster than we anticipate, if we do not effectively manage our costs, if we fail to recognize the benefits of past or any future price increases, or if we fail to accurately forecast net revenue to plan operating expenses, our business, financial condition and operating results would be materially adversely affected. In addition, any future growth and expansion of our business and our product offerings will be dependent on FreshRealm’s ability to fulfill any such new product offerings, which may not be available in a cost-effective manner or at all. We are dependent on FreshRealm’s ability to manage relationships with various suppliers and other third parties, and expend time and effort to integrate new suppliers into fulfillment operations. If FreshRealm does not effectively manage costs or otherwise sets higher prices than we anticipate, including as a result of inflation, or if we are unable to realize the benefits of the non-marketing cost reductions we identified in December 2022 and July 2023, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, or maintain high quality product offerings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Environmental, social and governance ("ESG") matters may impact our business and reputation.

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

We expect competition in food sales generally, and with companies providing food delivery in particular, to continue to increase. We compete with other meal kit, food and meal delivery companies, the supermarket industry, including online supermarket retailers, and a wide array of food retailers (including natural and organic, specialty, conventional, mass, discount and other food retail formats). We also compete with a wide array of casual dining and quick service restaurants and other food service businesses in the restaurant industry. In addition, we compete with food manufacturers, consumer packaged goods companies, and other food and ingredient producers, including FreshRealm, which, in addition to other food-related products, has the right to sell products under our trademarks into retail channels under the Retail License Agreement.

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

Our deliberate decision to reduce marketing expenses in 2023 may negatively impact our ability to compete which may have a material adverse impact on our ability to acquire or retain customers. In addition, as the COVID-19 pandemic’s impact on consumer behaviors has tapered, and consumers seek out other dining options or resume traveling, we have and may continue to see an increase in competition, which may be significant, and which could have an adverse effect on our business, financial condition and operating results.

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

For example, on June 9, 2023, we closed the FreshRealm Transaction, and subleased the Facilities to FreshRealm. As a result, we incurred a loss of approximately $48.6, relating to the carrying value of the assets disposed of and the issuance of the Supplier Warrant (as defined below).

Furthermore, in December 2022 and July 2023, to better align internal resources with strategic priorities, we further executed our planned reduction in corporate personnel of approximately 10% and 20%, respectively, of our corporate workforce, inclusive of both then current and vacant roles. As a result, we incurred approximately $1.5 million of employee-related expenses in December 2022, primarily consisting of severance payments, substantially all of which are cash expenditures that were paid in the first half of 2023, and incurred approximately $1.7 million of employee-related expenses in July 2023, primarily consisting of severance payments, substantially all of which are cash expenditures to be paid in the second half of 2023 and first quarter of 2024. In addition, in February 2020, we announced a plan to close our fulfillment center in Arlington, Texas. As part of this plan, in the first and second quarters of 2020 we transferred all of the remaining production volume from our Arlington, Texas fulfillment center to the Linden, New Jersey and Richmond, California fulfillment centers. These actions resulted and could result in the future in the loss of employees across various functions through attrition or the need for further reductions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, there is a risk of reduced employee morale and, as a result, we could face further employee attrition following a reorganization activity.

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

Our future success is dependent upon our ability to retain key management. Our executive officers and other management personnel are employees “at will” and could elect to terminate their employment with us at any time. For example, since 2018 we have had four chief financial officers, and we have had five executive officers leave the business in the last twelve months (inclusive of one of our chief financial officers and exclusive of our chief supply chain officer who transferred to FreshRealm). We do not maintain “key person” insurance on the lives of any of our executive officers.

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

Our business is seasonal in nature, which impacts the levels at which customers engage with our products and brand, and, as a result, the trends of our revenue and our expenses fluctuate from quarter to quarter. For example, we historically anticipated that the first quarter of each year would generally represent our strongest quarter in terms of customer engagement, other than in 2020 when we saw the effect of the economic and social impact of the COVID-19 pandemic. Conversely, during the summer months and the end of year holidays, when people are vacationing more often or have less predictable weekly routines, we historically anticipated lower customer engagement. In addition, our marketing strategies and expenditures, which may be informed by these seasonal trends, will impact our quarterly results of operations. These seasonal trends may cause our net revenue and our cash requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. We believe that these seasonal trends have affected and will continue to affect our quarterly results in the future. However, we cannot predict the impact that macroeconomic trends such as inflation may have on seasonality. Our net revenue growth during the COVID-19 pandemic moderated the impact of seasonality on our business, but if our net revenue continues to decline or if it increases at only a moderate rate, or if seasonal spending by our customers becomes more pronounced, seasonality could have a more significant impact on our operating results from period to period. In addition, in the first and second quarters of 2022, we entered into sponsorship agreements with a related party under which we agreed to issue $27.5 million of gift cards (net of promotional discounts), which may result in higher levels of card breakage revenue which may inflate net revenue or mask seasonality in future periods. As of the date of this Quarterly Report on Form 10-Q, we have not yet received the remaining $12.7 million relating to the Sponsorship Gift Cards Agreement and there are no assurances that we will receive all or a portion of such funds. See Note 16 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

As part of the FreshRealm Transaction, we granted FreshRealm the exclusive right to manufacture and supply certain of our products, including our meal kits. In addition, the transfer of many of our employees to FreshRealm in connection with the FreshRealm Transaction means that we no longer have any significant in-house manufacturing operational expertise. Accordingly, we do not have manufacturing capabilities, do not plan to develop such capacity in the foreseeable future, and are entirely reliant on FreshRealm and its suppliers to provide all of our products. We cannot be certain that we will be able to secure an alternative supplier without experiencing interruptions in our workflow including delivery of products to our customers, or that any alternative supplies will meet our quality control and performance requirements. FreshRealm may not be able to meet our delivery schedules, we may lose our relationship with FreshRealm and FreshRealm may not be able to meet performance and quality specifications. We will have to depend on FreshRealm to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason FreshRealm is unable to do so and, as a result, we are unable to supply sufficient quantities of our products on acceptable terms, which could materially adversely affect our business, financial condition and operating results. In the event that the Production and Fulfillment Agreement expires or is terminated, FreshRealm is required to provide us with some assistance to transfer it manufacturing and supply responsibilities to a third party. However, any such transfer is not guaranteed to be successful and, even if successful, could be lengthy and involve significant additional costs, particularly in light of the loss of our in-house manufacturing operational expertise described above.

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

As a public company, we are required to comply with the rules of the Securities and Exchange Commission (”SEC”) implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis and to make annual assessments of our internal control over financial reporting pursuant to Section 404. In addition, as of January 1, 2023, we are no longer an emerging growth company and therefore, as an accelerated filer with annual revenues greater than $100 million, our independent registered public accounting firm is now required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Our independent registered public accounting firm, and management, may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

Risks Related to Government Regulation of Blue Apron Wine

If we did not and do not comply with the specialized regulations and laws that regulate the alcoholic beverage industry, our business could have been materially adversely affected.

Alcoholic beverages are highly regulated at both the federal and state levels. Regulated areas include production, importation, product labeling, taxes, marketing, pricing, delivery, ownership restrictions, prohibitions on sales to minors, and relationships among alcoholic beverage producers, wholesalers and retailers. As we finalize the wind-down of Blue Apron Wine, we cannot assure you that we were or will always be in full compliance with all applicable regulations or laws. We relied, and continue to rely, on various internal and external personnel with relevant experience complying with applicable regulatory and legal requirements.

Licenses issued by state and federal alcoholic beverage regulatory agencies are required in order to produce, sell and ship wine. As part of the wind-down of Blue Apron Wine we will be surrendering our state and federal licenses, and until such time need to remain in compliance with state and federal laws in order to keep our licenses in good standing. Compliance failures can result in fines, license suspension or license revocation.

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

The liquidity of the shares of our Class A Common Stock, if the Merger does not close, may be affected adversely by the 1-for-12 reverse stock split we effected in June 2023 given the reduced number of shares that are outstanding following the reverse stock split, which may lead to reduced trading and a smaller number of market makers for our common stock, particularly if the price per share of our common stock is not sustained. In addition, the reverse stock split has increased the number of stockholders who own “odd lots” of less than 100 shares of our common stock. A purchase or sale of less than 100 shares of common stock may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of our common stock following the reverse stock split may be required to pay higher transaction costs if they sell their common stock.

The market price of our Class A Common Stock has been, and, if the Merger does not close, may in the future be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, and which could result in substantial losses for investors purchasing our shares.

The stock market in general and the market for our Class A Common Stock in particular has, from time to time, and, if the Merger does not close, may again, experience extreme volatility that has often been unrelated to the operating performance of particular companies. For example, since our initial public offering in June 2017, the market price of our Class A Common Stock has ranged from a high of $1980.00 (adjusted for the reverse stock splits that occurred in June 2019 and June 2023) to a low of $4.72 on July 27, 2023. Some of the factors that may cause the market price of our Class A Common Stock to fluctuate include:

•the outcome of the Merger;
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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. For example, we have been subject to several putative class action lawsuits alleging federal securities law violations in connection with our initial public offering. Because of the past and the potential future volatility of our stock price, we may become the target of additional securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

If securities or industry analysts do not publish research or reports about us, our business or our market, or if they publish negative evaluations of our stock or the stock of other companies in our industry, the price of our Class A Common Stock and trading volume could decline.

The trading market for our Class A Common Stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If the analyst(s) covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our Class A Common Stock could decline. Since December 31, 2018, thirteen of the analysts who formerly covered our stock have ceased to cover our stock and we currently have only three analysts covering our stock, three of whom commenced coverage last year. If these analysts cease to cover our stock and other analysts do not begin to cover our stock, we could lose additional visibility in the market for our stock, which in turn could cause our stock price to decline further. The trading market for our Class A Common Stock is influenced by the research and reports that industry or financial analysts publish about us or our business. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analyst will provide favorable coverage. A lack of research coverage or adverse coverage may negatively impact the market price of our Class A Common Stock. In addition, if one or more of the analysts covering our business downgrade their evaluations of our stock or the stock of other companies in our industry, the price of our Class A Common Stock could decline.

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

Certain of our stockholders beneficially own, or could beneficially own, a significant portion of our outstanding Class A Common Stock, and therefore could have significant influence over the outcome of matters subject to stockholder approval, including a change of control, which may make our Class A Common Stock less attractive to some investors or otherwise harm our business and/or stock price.

On June 9, 2023, we issued to FreshRealm a warrant (the “Supplier Warrant”) to purchase 1,268,574 shares of our Class A Common Stock, at an exercise price of $0.01 per share, which represented 19.99% of our then outstanding Class A Common Stock. On a Schedule 13D filed on June 20, 2023, FreshRealm reported beneficially owning an aggregate of

1,268,574 shares of Class A Common Stock, by directly holding the Supplier Warrant. On September 28, 2023, and in connection with execution of the Merger Agreement, Parent and Purchaser entered into a Tender and Support Agreement (the “Support Agreement”) with FreshRealm. Pursuant to the Support Agreement, FreshRealm has agreed, among other things, (i) to tender all of the shares of Common Stock held by FreshRealm in the Offer, subject to certain exemptions (including the termination of the Merger Agreement), (ii) to vote against, among other things, other proposals to acquire us, and (iii) to certain other restrictions on its ability to take actions with respect to us and its shares of Common Stock. On October 11, 2023, pursuant to the Support Agreement, Fresh Realm exercised in full the Supplier Warrant to purchase 1,268,574 shares of Class A Common Stock. FreshRealm paid the exercise price on a cashless basis, resulting in us withholding 984 shares of the Subject Shares to pay the exercise price and issuing the remaining 1,267,590 shares of Class A Common Stock to FreshRealm. No fractional shares were issued. On a Schedule 13D/A filed on October 13, 2023, FreshRealm reported beneficially owning 1,267,590 shares of Class A common Stock or approximately 16.6% of the Class A Common Stock.
As a result of the exercise of the Supplier Warrant, FreshRealm is a significant holder of our voting Common Stock. Further, FreshRealm is our most significant commercial partner and as a significant holder of our voting Common Stock, coupled with FreshRealm’s rights under our commercial agreements with them, FreshRealm could potentially exert significant control over our business, operations, and strategic decisions. See the risk factor titled “We are highly dependent upon FreshRealm, as the exclusive manufacturer and supplier of our products, and the termination of, or material changes to, our relationship with FreshRealm or FreshRealm’s relationships with key suppliers or vendors could materially adversely affect our business, financial condition and operating results.” This influence—which could include significant influence over matters submitted to our stockholders for approval such as the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets—could be contrary to your interests as a holder of our Class A Common Stock.
As of October 31, 2023, Joseph N. Sanberg and his affiliates owned 168,753 shares of our Class A Common Stock, and Mr. Sanberg and his affiliates also own warrants to purchase 772,635 shares of Class A Common Stock and are required to purchase 818,584 additional shares of Class A Common Stock at $67.80 per share (after adjusting for the 1-for-12 reverse stock split) under the RJB Purchase Agreement, although Mr. Sanberg and his affiliates have not yet funded the purchase price for such shares and the Company is evaluating its options and has reserved all rights and remedies. The warrants to purchase the 772,635 shares of Class A Common Stock are exercisable at exercise prices of $180.00, $216.00 and $240.00 (as adjusted for the 1-for-12 reverse stock split). Assuming full exercise of all outstanding warrants and fulfillment of the obligation to fund the purchase price for the shares of our Class A Common Stock under the RJB Purchase Agreement, and if the Merger does not close, Mr. Sanberg and his affiliates would own an aggregate of 1,759,972 shares of our Class A Common Stock, which would represent, 16.7% of our outstanding Class A Common Stock. The shares underlying the warrants are only entitled to voting rights upon exercise of such warrants. Additionally, pursuant to a purchase agreement, dated September 15, 2021, RJB is subject to a voting agreement, pursuant to which RJB agreed to cause all of our voting securities beneficially owned by it or certain of its affiliates, including Mr. Sanberg, in excess of 19.9% of the total voting power of our outstanding capital stock to be voted in proportion to, and accordance with, the vote of all of our stockholders, limiting the effective voting power of the securities beneficially held by Mr. Sanberg.
As a result of the foregoing, if the Merger does not close, assuming exercise of the applicable warrants and fulfillment of the obligation to fund the purchase price under the RJB Purchase Agreement, Mr. Sanberg and his affiliates could have significant influence over matters submitted to our stockholders for approval, including the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power, if realized, might delay, defer or prevent a change in control or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire, which, in each case, could adversely affect our business and/or the market price of our Class A Common Stock.

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

As of October 31, 2023, an aggregate of 17,812 shares of our Common Stock remained available for future grants under our equity incentive plans. The issuance of such shares would dilute the ownership of existing stockholders. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A Common Stock could decline.

Additionally, as of October 31, 2023, the holders of an aggregate of approximately 1,424,804 registrable securities have rights, subject to certain conditions, to include their securities in registration statements that we may file for ourselves or other stockholders, inclusive of the 14,749 shares of Class A Common Stock issued to Remember Bruce, LLC under the RJB Purchase Agreement. If the remaining amounts owed under the RJB Purchase Agreement are funded, then holders of an additional 818,584 shares of Class A Common Stock would have rights, subject to certain conditions, to include their securities in registration statements that we may file for ourselves or other stockholders. If we were to register these securities for resale, they could be freely sold in the public market. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A Common Stock could decline.

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

On September 15, 2021, in connection with the private placement with Matthew Salzberg pursuant to the 2021 Purchase Agreement, we issued to Mr. Salzberg (i) 25,000 shares of Class A Common Stock, (ii) warrants to purchase 20,000 shares of Class A Common Stock at an exercise price of $180.00 per share, (iii) warrants to purchase 10,000 shares of Class A Common Stock at an exercise price of $216.00 per share, and (iv) warrants to purchase 5,000 shares of Class A Common Stock at an exercise price of $240.00 per share, for an aggregate purchase price of $3.0 million.

On November 4, 2021, in connection with the 2021 Purchase Agreement and concurrently with the closing of the rights offering, we issued to RJB an aggregate of (i) 522,151 shares of Class A Common Stock, (ii) warrants to purchase 417,696 shares of Class A Common Stock at an exercise price of $180.00 per share, (iii) warrants to purchase 208,848 shares of Class A Common Stock at an exercise price of $216.00 per share, and (iv) warrants to purchase 104,424 shares of Class A Common Stock at an exercise price of $240.00 per share, for an aggregate purchase price of $62.7 million in two private placements. On November 4, 2021, we entered into a registration rights agreement with RJB and Mr. Salzberg, pursuant to which RJB, Mr. Salzberg and their respective permitted transferees, including pledgees, have the right to request that we file a shelf registration statement with respect to all or a portion of the shares that they hold, which include (x) shares of Class A Common Stock held prior to the execution of the 2021 Purchase Agreement, and (y) shares of Class A Common Stock and shares of Class A Common Stock underlying the warrants purchased in connection with the 2021 Purchase Agreement. On December 10, 2021, we filed a registration statement for the resale of such shares and warrants with the SEC, which permits Mr. Sanberg, RJB, Mr. Salzberg and their respective permitted transferees, to sell such shares and/or warrants at any time and from time to time.

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

On October 3, 2022, we entered into an equity distribution agreement with Canaccord Genuity LLC, as sales agent (the “Sales Agent”), pursuant to which we could issue and sell shares of our Class A Common Stock having an aggregate offering price of up to $14,999,425 from time to time through the Sales Agent, pursuant to an “at-the-market” offering (the “October 2022 ATM”). The 385,231 shares of our Class A Common Stock issued and sold pursuant to the October 2022 ATM were issued and sold under our 2020 Shelf. In addition, on November 10, 2022, we entered into an equity distribution agreement with the Sales Agent, pursuant to which we could issue and sell shares of our Class A Common Stock having an aggregate offering price of up to $30.0 million from time to time through the Sales Agent, pursuant to an “at-the-market” offering (the “November 2022 ATM”). The 2,416,501 shares of our Class A Common Stock issued and sold pursuant to the November 2022 ATM were issued and sold under the 2022 Shelf. Furthermore, on February 10, 2023, we entered into an equity distribution agreement with the Sales Agent, pursuant to which we may issue and sell shares of our Class A Common Stock having an aggregate offering price of up to $70.0 million from time to time through the Sales Agent, pursuant to the February 2023 ATM. The shares of Class A Common Stock k issued and sold pursuant to the February 2023 ATM have been, if the Merger does not close, and will be, issued and sold under our 2022 Shelf. As of October 31, 2023, we have issued and sold 603,033 shares of Class A Common Stock pursuant to the February 2023 ATM.

In addition to issuing to FreshRealm the Supplier Warrant, on June 9, 2023, we also entered into a registration rights agreement with FreshRealm pursuant to which we agreed, among other things, to file a shelf registration statement with respect to the shares of Class A Common Stock underlying the Supplier Warrant (i) following the expiration of the period beginning on the issuance date of the Warrant and ending eighteen (18) months after the issuance date of the Supplier Warrant (the “Standstill/Lock-up Period”), within thirty (30) days of the date requested by FreshRealm and (ii) on such other date as mutually agreed by us and FreshRealm. Further, at any time following the expiration of the Standstill/Lock-up Period that the shelf registration statement is not effective, we are required upon a demand by FreshRealm to file and cause to be declared effective a shelf registration statement registering the resale of the shares of Class A Common Stock underlying the Supplier Warrant, provided that FreshRealm is entitled to no more than two (2) such demands in any twelve (12) month period. FreshRealm is also entitled to an aggregate of three (3) demands for underwritten offerings and other take-downs.

Sales of additional amounts of shares of our Class A Common Stock or other securities convertible into shares of Class A Common Stock, including the warrants issued to our prior lenders in connection with the amendment to our prior senior secured notes, the warrants issued pursuant to the 2021 Purchase Agreement and the February Purchase Agreement, and the Supplier Warrant, for which we have filed or are obligated to file shelf registrations with the SEC relating to the shares underlying those warrants, would dilute our stockholders’ ownership in us.

The exclusion of our Class A Common Stock from major stock indexes could adversely affect the trading market and price of our Class A Common Stock.

Prior to September 15, 2021, we had issued and outstanding shares of Class B Common Stock with ten votes per share. Since that date, all issued and outstanding shares of Class B Common Stock were converted into Class A Common Stock and all shares now consist of Class A Common Stock with one vote per share. However, because our Restated Certificate of Incorporation authorizes the issuance of different classes of stock with different voting rights, our Class A Common Stock could be excluded from stock indexes that exclude the securities of companies with unequal voting rights. Exclusion from stock indexes could make it more difficult, or impossible, for some fund managers to buy the excluded securities, particularly in the case of index tracking mutual funds and exchange traded funds. The exclusion of our Class A Common Stock from major stock indexes could adversely affect the trading market and price of our Class A Common Stock.

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
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to the our board of directors;
•authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our Class A Common Stock; and
•limiting the liability of, and providing indemnification to, our directors and officers.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which limits the ability of stockholders holding shares representing more than 15% of the voting power of our outstanding voting stock from engaging in certain business combinations with us. Any provision of our restated certificate of incorporation or amended and restated bylaws, each as may be further amended and/or amended and restated from time to time, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A Common Stock, and could also affect the price that some investors are willing to pay for our Class A Common Stock.

Additionally, under certain circumstances, a reverse stock split of our Class A Common Stock could have an anti-takeover effect. For example, it may be possible for our board of directors to delay or impede a takeover or transfer of control of our company by causing the additional shares of our Class A Common Stock that may be available for issuance as a result of a reverse stock split to be issued to holders who might side with our board of directors in opposing a takeover bid that our board of directors determines is not in the best interests of our company or our stockholders. A reverse stock split, therefore, may have the effect of discouraging unsolicited takeover attempts. By potentially discouraging initiation of any such unsolicited takeover attempts, a reverse stock split may also limit the opportunity for our stockholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal. A reverse stock split may have the effect of permitting our current management, including the current board of directors, to retain its position, and place it in a better position to resist changes that stockholders may wish to make if they are dissatisfied with the conduct of our company’s business.

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

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery or (4) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find this choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the listing requirements of Nasdaq and, prior to the transfer of our stock exchange listing to Nasdaq, the NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations may continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company or a smaller reporting company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

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

We qualify as a smaller reporting company, which allows us to take advantage of certain exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation. In general, we will qualify as a smaller reporting company for as long as we have less than $250 million of public float (calculated as the aggregate market value of our Class A Common Stock and Class B Common Stock held by non-affiliates, based on the closing price of our Class A Common Stock on Nasdaq, or the stock exchange where our Class A Common Stock is listed, on the last business day of our second fiscal quarter). We cannot predict whether investors will find our Class A Common Stock less attractive if we rely on these exemptions. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile.

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

2.1†
Agreement and Plan of Merger, dated as of September 28, 2023, by and among Blue Apron Holdings, Inc., Wonder Group, Inc. and Basil Merger Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2023)

2.2
Tender and Support Agreement, dated as of September 28, 2023, by and among Blue Apron Holdings, Inc., Wonder Group, Inc., Basil Merger Corporation and FreshRealm, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2023)

10.1*	Separation and Release of Claims Agreement, dated as of August 7, 2023, by and between Blue Apron, LLC and Irina Krechmer

10.2***	Amendment No. 1 to Production and Fulfillment Agreement dated as of August 25, 2023, by and among Blue Apron, LLC and FreshRealm, Inc. thereto dated as of June 9, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*Filed herewith.
**Furnished herewith.
*** Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
† Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company                 hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or similar attachment to Exhibit 2.1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE APRON HOLDINGS, INC.

Date: November 9, 2023	/s/ Linda Findley
Linda Findley
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 9, 2023	/s/ Mitch Cohen
Mitch Cohen
Interim Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)